Form 10-Q
period 2013-06-30
TRAC Intermodal LLC
filed 2013-08-09
CIK 1570774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number 1-11862

TRAC Intermodal LLC

(Exact name of registrant as specified in the charter)

Delaware	46-0648957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

211 College Road East, Princeton, New Jersey	08540
(Address of principal executive office)	(Zip Code)

(609) 452-8900

(Registrant’s telephone number including area code)

Indicate by check ✓whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

TRAC Intermodal LLC and Subsidiaries

Form 10-Q

Forward-looking statements

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. Forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s good faith evaluation of information currently available and are based on its current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. The Company’s actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements.

Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, market and regulatory conditions and the following:

•                  the volume of world trade due to economic, political, or other factors;

•                  the demand for chassis;

•                  operating costs, including the cost of maintaining and repairing chassis, the cost of labor rates and the cost of parts and materials;

•                  increased regulatory costs;

•                  defaults by customers, which would decrease revenues and increase storage, collection, and recovery expenses and require payment to lenders sooner than anticipated;

•                  the inability of one or more customers to meet their obligations;

•                  the ability to mitigate any risk associated with efforts to enable shipping line customers to transition to the motor carrier model;

•                  the Company’s ability to be profitable;

•                  expansion of the Company’s business to provide drayage and logistics services and service centers;

•                  the decision by potential and existing customers to buy rather than lease chassis;

•                  the effect of the Company’s customers’ decision to shift to short-term leasing and transition to the motor carrier model on long-term leasing and direct finance leasing products;

•                  the impact of consolidation within the container shipping industry;

•                  the Company’s ability to compete successfully in the chassis leasing industry;

•                  the impact on the Company’s business of losing exclusive rights to operate domestic chassis pools at certain railroad ramps;

•                  the impact of the credit markets on the worldwide demand for goods and, in turn, on the demand for chassis;

•                  the Company’s substantial amount of indebtedness

•                  the Company’s ability to incur additional debt;

•                  the limitation on flexibility in operating the business arising from restrictions from debt agreements;

•                  the Company’s ability to service its debt or to obtain additional financing;

•                  the Company’s ability to re-lease chassis after their initial long-term lease;

•                  the impact of liens on equipment;

•                  changes in market price, availability, or transportation costs of equipment manufactured in China or Mexico;

•                  the Company’s ability to integrate acquisitions and to realize the anticipated benefits of any such potential future acquisitions;

•                  a decrease in the availability of storage space for chassis and a resulting increase in depot costs;

•                  the Company’s ability to maintain qualified personnel;

•                  strikes or work stoppages by draymen, truckers, longshoremen, and railroad workers;

•                  the Company’s ability to maintain its relationship with employees, and thereby avoid unionization efforts, labor shortages, disruptions or stoppages;

•                  the Company’s ability or the ability of the Company’s lessees to maintain sufficient insurance to cover losses that may occur to chassis;

•                  the extent of any payments under the Company’s indemnification agreements;

•                  the impact of accidents or incidents or mismanagement of its fleet on the Company’s reputation and financial results;

•                  the impact of recalls and other investigations;

•                  the impact of federal roadability rules and regulations for intermodal equipment providers (“IEP”);

•                  the impact of environmental liability;

•                  the failure or operational interruption of information technology systems required to conduct its business;

•                  the failure to adequately protect the Company’s intellectual property rights;

•                  the willingness and ability of manufacturers or remanufacturers of the Company’s equipment to honor warranties covering defects;

•                  the impact of inherent, potential, or perceived conflicts of interest created by relationships and transactions with members of management, shareholders, and their respective affiliates;

•                  risks inherent in international operations, including uncertainty about the jurisdictions in which enforcement might be sought and the political, environmental, and economic stability of particular countries or regions;

•                  the impact on the Company’s earnings of increases in prevailing interest rates;

•                  counterparty risk arising in the Company’s hedging strategies;

•                  the impact of a new standard for lease accounting;

•                  terrorist attacks, wars, uprisings, or hostilities;

•                  other risks described in the “Risk factors” section of this report.

Please also refer to Item 1A. Risk Factors to Part II of this report. All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the Company’s control. New factors emerge from time to time and it is not possible for management to predict all such factors or to assess the effect of each such new factor on its business. Except to fulfill the Company’s obligations under the U.S. securities laws, we undertake no obligation to update any such statement to reflect events or circumstances after the date on which it is made.

Although the Company believes that assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore any of these statements included herein may prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the results or conditions described in such statements or objectives and plans will be achieved.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$6,359	$26,556
Accounts receivable, net of allowance of $10,420 and $7,325, respectively	106,086	80,620
Net investment in direct finance leases	28,074	40,729
Leasing equipment, net of accumulated depreciation of $334,962 and $309,010, respectively	1,382,574	1,325,383
Fair value of derivative instruments	4,610	—
Goodwill	251,907	251,907
Other assets	45,860	43,268
Total assets	$1,825,470	$1,768,463

Liabilities and member’s interest
Liabilities:
Accounts payable	$15,224	$10,270
Accrued expenses and other liabilities	40,033	37,045
Deferred income	73	275
Deferred income taxes	77,909	73,569
Debt and capital lease obligations:
Due within one year	38,115	25,884
Due after one year	1,108,128	1,082,513
Total debt and capital lease obligations	1,146,243	1,108,397
Total liabilities	1,279,482	1,229,556

Commitments and contingencies (Note 9)	—	—

Member’s interest:
Member’s interest	589,299	590,883
Accumulated other comprehensive loss	(43,311)	(51,976)
Total member’s interest	545,988	538,907
Total liabilities and member’s interest	$1,825,470	$1,768,463

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Equipment leasing revenue	$111,967	$86,082	$219,514	$169,302
Finance revenue	808	1,323	1,818	2,698
Other revenue	14,257	8,413	23,599	17,014
Total revenues	127,032	95,818	244,931	189,014

Expenses:
Direct operating expenses	73,193	50,590	134,196	94,909
Selling, general and administrative expenses	13,747	11,847	27,261	23,044
Depreciation expense	17,689	16,477	34,963	33,001
Provision for doubtful accounts	2,551	698	4,707	1,813
Impairment of leasing equipment	431	617	2,564	1,992
Loss on retirement of debt	248	128	895	149
Interest expense	22,688	15,820	45,410	31,963
Interest income	(269)	(6)	(271)	(21)
Other income, net	(1,192)	(415)	(1,990)	(551)
Total expenses	129,086	95,756	247,735	186,299

(Loss) income before (benefit) provision for income taxes	(2,054)	62	(2,804)	2,715
(Benefit) provision for income taxes	(821)	26	(1,136)	1,154
Net (loss) income	$(1,233)	$36	$(1,668)	$1,561

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net (loss) income	$(1,233)	$36	$(1,668)	$1,561
Unrealized gain (loss) on derivative instruments, net of tax of ($1,975) and $1,741 and ($1,795) and $1,126, respectively	3,054	(2,644)	2,775	(1,710)
Derivative loss reclassified into earnings, net of tax of ($1,976) and ($292) and ($4,025) and ($628), respectively	3,055	443	6,223	952
Foreign currency translation loss, net of tax of $119 and $120 and $221 and ($85), respectively	(178)	(186)	(333)	(24)
Total other comprehensive income (loss), net of tax	5,931	(2,387)	8,665	(782)
Total comprehensive income (loss)	$4,698	$(2,351)	$6,997	$779

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net (loss) income	$(1,668)	$1,561
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,084	33,229
Provision for doubtful accounts	4,707	1,813
Amortization of deferred financing fees	3,035	1,404
Loss on retirement of debt	895	149
Derivative loss reclassified into earnings	10,248	1,580
Ineffective portion of cash flow hedges	(40)	20
Impairment of leasing equipment	2,564	1,992
Stock based compensation	533	879
Deferred income taxes	(947)	960
Other, net	(1,253)	(184)
Changes in assets and liabilities:
Accounts receivable	(30,173)	(8,716)
Other assets	(2,241)	(651)
Accounts payable	4,954	3,354
Accrued expenses and other liabilities	2,779	2,490
Deferred income	(202)	(509)
Net cash provided by operating activities	28,275	39,371

Cash flows from investing activities
Proceeds from sale of leasing equipment	5,036	1,538
Collections on net investment in direct finance leases, net of interest earned	2,861	3,885
Purchase of leasing equipment	(88,726)	(16,209)
Purchase of fixed assets	(2,339)	(430)
Net cash used in investing activities	(83,168)	(11,216)

Cash flows from financing activities
Proceeds from long-term debt	86,000	10,765
Repayments of long-term debt	(48,824)	(42,237)
Cash paid for debt issuance fees	(1,769)	(261)
Capital contribution from parent	—	3,334
Investment in parent	—	(3,334)
Repurchase of shares from employees	(470)	(277)
Net cash provided by (used in) financing activities	34,937	(32,010)

Effect of changes in exchange rates on cash and cash equivalents	(241)	(6)
Net decrease in cash and cash equivalents	(20,197)	(3,861)
Cash and cash equivalents, beginning of year	26,556	29,005
Cash and cash equivalents, end of period	$6,359	$25,144
Supplemental disclosures of cash flow information
Cash paid for interest	$32,845	$28,867
Cash paid (refunded) for taxes, net	$28	$(938)

See accompanying notes

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

1.              Description of the Business and Basis of Presentation

We are the largest intermodal chassis solutions provider, measured by total assets, for domestic and international transportation companies in North America.  Our principal business is providing marine and domestic chassis on both long and short-term leases or rental agreements to a diversified customer base including the world’s leading shipping lines, Class I railroads, major U.S. intermodal transportation companies and motor carriers.

Our fleet of equipment primarily consists of marine and domestic chassis. These assets are owned, leased- in or managed by us on behalf of third-party owners in pooling arrangements. As of June 30, 2013, we owned, leased-in or managed a fleet of 306,009 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.41 billion.

TRAC Intermodal LLC (the “Company” or “TRAC”) is a Delaware limited liability company and TRAC Intermodal Corp. is a Delaware corporation, both of which were formed on July 12, 2012 to facilitate the issuance of Senior Secured Notes offered in the Offering Memorandum dated August 2, 2012 (the “Original Notes”). The Company conducts its business through its 100% owned subsidiary, Interpool, Inc. (“Interpool”) and its consolidated subsidiaries. To date, neither the Company nor TRAC Intermodal Corp. have conducted any activities other than those incidental to their formation and the preparation of the offering memorandum relating to the Original Notes and a prospectus relating to the exchange of the Original Notes for notes which have been registered under the Securities Act pursuant to the terms set forth in the prospectus (the “Exchange Notes” and together with the Original Notes, the “notes”). The Company has no operations of its own so it is dependent upon the cash flows of its subsidiaries to meet its obligations under the notes. Since the proceeds from the Original Notes were used to repay debt owed by Interpool, an intercompany note was entered into between TRAC and Interpool with terms identical to the notes. The proceeds from the intercompany note arrangement with Interpool will provide the funds for TRAC to service the interest and debt payments due under the notes.

The exchange offer to exchange the Original Notes for notes which have been registered under the Securities Act commenced on June 6, 2013 and expired on July 5, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date, $300,000 aggregate principal amount of the Original Notes have been validly tendered for exchange, representing 100% of the principal amount of the outstanding Original Notes.

Interpool, headquartered in Princeton, New Jersey, is a private company wholly owned by TRAC Intermodal LLC, which is ultimately owned by Seacastle Inc. (“Seacastle”). Seacastle is owned by private equity funds that are managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and by employees of affiliates of Seacastle. Interpool was founded in 1968 as an operating lessor servicing the intermodal transportation equipment industry. Interpool was listed on The New York Stock Exchange (“NYSE”) as a public company in 1993 and was acquired and taken private by Seacastle in July 2007.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

1. Description of the Business and Basis of Presentation (continued)

The accompanying Consolidated Financial Statements of TRAC Intermodal LLC and subsidiaries (the “Consolidated Financial Statements”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company and its subsidiaries conduct business principally in one industry, the leasing of intermodal transportation equipment. The Company has two reportable segments, the Marine Market segment and the Domestic Market segment. The Company purchases equipment directly as well as through lease agreements, some of which qualify as capital leases. Primarily all of the Company’s revenues and long-lived assets are attributable to the United States.

For the six months ended June 30, 2013 and 2012, approximately 73% and 79%, respectively, of the Company’s total revenues were earned from its top 25 customers. Beginning in 2011 and continuing to the present, certain of the Company’s shipping line customers changed to a business model in which they no longer provide chassis to motor carriers. Therefore, the Company is leasing marine chassis directly to 3,163 motor carriers whose per diem billing rates are generally higher than that of shipping lines and railroad customers. Motor carrier billings represented approximately 20% and 10% of the Company’s total revenues for the six months ended June 30, 2013 and 2012, respectively. As more shipping lines adopt this new business model, the Company anticipates growth in both the number of motor carrier customers and related billings.

The accompanying Consolidated Financial Statements, in the opinion of management, reflect all adjustments, consisting of only normal recurring items, which are necessary to present fairly the results for interim periods.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year.  The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes in the Company’s annual Consolidated Financial Statements for the year ended December 31, 2012 which are included in the Company’s Registration Statement Form S-4 under the Securities Act of 1933 filed with the United States Securities and Exchange Commission on May 20, 2013.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The Company’s Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ materially from those estimates.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

Risk and Uncertainties

In the normal course of business, the Company encounters two significant types of economic risk: credit and market.

Credit risk is the risk of a lessee’s inability or unwillingness to make contractually required payments. The Company is subject to concentrations of credit risk with respect to amounts due from customers. The Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral. For the six months ended June 30, 2013 and 2012, the Company earned approximately 55% and 59% of revenues from its top ten customers, respectively.

The Company’s largest customer accounted for approximately 9% of total revenues for both the six months ended June 30, 2013 and 2012, respectively. These revenues are included in the Marine Market segment. Based on balances due at June 30, 2013, the maximum amount of loss the Company would incur if this customer failed completely to perform according to the terms of their contracts would be approximately $6,000. While the Company believes that it has properly reserved for uncollectible accounts receivable, it is possible that the Company may experience longer collection cycles. Although the Company is not dependent on any one customer for more than 10% of its revenue, deterioration in credit quality of several of the Company’s major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of June 30, 2013.

The Company also has a concentration of credit within its direct finance lease portfolio. The Company’s top three customers account for approximately 86% of the outstanding principal at June 30, 2013, respectively. The Company does not record an allowance for credit losses associated with direct finance leases. If any of these customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable, and present certain claims to its insurers of default losses. Historically, the Company has not experienced losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable.

Market risk reflects the change in the value of derivatives and financings due to changes in interest rate spreads or other market factors, including the value of collateral underlying debt investments and financings. The Company believes that the carrying values of its investments and derivative obligations are reasonable taking into consideration these risks, along with estimated collateral values, payment histories and other relevant financial information.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less at the time of purchase. These instruments are stated at cost, which approximates market value because of the short-term nature of the instruments.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

Direct Finance Leases

Direct finance leases are recorded at the aggregated future minimum lease payments, including any bargain or economically compelled purchase options granted to the customer, less unearned income. The Company generally bears greater risk in operating lease transactions (versus direct finance lease transactions) due to redeployment costs and related risks that are avoided under a direct finance lease. Management performs annual reviews of the estimated residual values which can vary depending on a number of factors.

Leasing Equipment

Leasing equipment is primarily comprised of marine and domestic chassis.   All equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life of the equipment.

Estimated useful lives and residual values have been principally determined based on the Company’s historical disposal and utilization experience. The estimated useful lives and average residual values for the Company’s Leasing equipment from the date of manufacture are as follows:

	Useful Lives (Years)	Residual Values (in Dollars)
Chassis	17.5-22.5	$2,600

The Company will continue to review its depreciation policies on a regular basis to determine whether changes have taken place that would suggest that a change in its depreciation policies, useful lives of its equipment or the assigned residual values is warranted.

The Company recognizes repair and maintenance costs that do not extend the lives of the assets as incurred and includes such costs in Direct operating expenses in the Consolidated Statements of Operations. Also included in Depreciation of leasing equipment is the depreciation on assets recorded under capital leases.

Impairment of Leasing Equipment

In accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board, Accounting Standards Codification, (the “FASB ASC”), the Company reviews its leasing assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset group as a whole may not be recoverable. If indicators of impairment are present, a determination is made as to whether the carrying value of the Company’s fleet exceeds its estimated future undiscounted cash flows. Impairment exists when the carrying value of leasing assets taken as a whole exceeds the sum of the related undiscounted cash flows. The Company’s review for impairment includes considering the existence of impairment indicators including third-party appraisals of its equipment, adverse changes in market conditions or the future utility of specific long-lived assets, shrinkage and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of its equipment.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

When indicators of impairment suggest that the carrying value of its leasing assets may not be recoverable, the Company determines whether the impairment recognition criteria have been met by evaluating whether the carrying value of the leasing assets taken as a whole exceeds the related undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. The preparation of the related undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, and the residual value expected to be realized upon disposition of the assets, estimated downtime between re-leasing events and the amount of re-leasing costs.

If the Company determines that the carrying value may not be recoverable, it will assess the fair value of the assets. In determining the fair value of the assets, the Company considers market trends, published values for similar assets, recent transactions of similar assets and quotes from third-party appraisers. If the carrying amount of an asset group exceeds its fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Property and Equipment

As of June 30, 2013, property and equipment is recorded at cost less accumulated depreciation. In accordance with the Property, Plant and Equipment Topic of the FASB ASC, the Company reduces the carrying amount for property and equipment that has been impaired to the estimated fair value at the impairment date. Property and equipment is included in Other assets in the Consolidated Balance Sheets. The Company capitalizes significant improvements and the Company charges repairs and maintenance costs that do not extend the lives of the assets to expense as incurred. The Company removes the cost and accumulated depreciation of assets sold or otherwise disposed of from the accounts and recognizes any resulting gain or loss upon the disposition of the assets.

The Company depreciates the cost of property and equipment over their estimated useful lives on a straight-line basis as follows: buildings—40 years; furniture and fixtures—3 to 7 years; computers and office equipment—3 to 5 years; and other property and equipment—3 to 10 years.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC, goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management has determined that there are two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance has been assigned to these two reporting units using a relative fair value allocation approach.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

The Company evaluates the recoverability of goodwill using a two-step impairment test approach. In the first step, the reporting units’ fair value is compared to its carrying value including goodwill. Fair value of the reporting unit is estimated using a discounted cash flow analysis which is based on current operating budgets and long-range projections. The assumptions for the projections are based on management’s historical experience, as well as their future expectations of market conditions. Estimated cash flows are discounted based on market comparable weighted-average cost of capital rates derived from the capital asset pricing model. The inputs to the model were primarily derived from publicly available market data. Although management uses the best estimates available, if actual results fall below the estimated budgets and long range projections used for the fair value calculation or cost of capital rates differ from the inputs used to calculate discounted cash flow, a different result could be obtained.

If the fair value of the reporting unit is less than the carrying value, a second step is performed which compares the implied fair value of the reporting units’ goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses, net of tax, if any, affecting Member’s Interest that, under U.S. GAAP, are excluded from net income. Such amounts include the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gains and losses primarily relating to the Company’s Canadian and Mexican operations.

Share-Based Compensation

Certain key employees are the recipients of employment agreements that have restricted stock benefits. The Company has recognized compensation expense relating to these share-based awards in the Consolidated Statements of Operations based upon the fair value of the equity instruments at the time they were issued. The Company uses a straight-line method of accounting for the compensation expense on share-based payment awards that contain pro rata vesting provisions with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. The Company expects to settle with affiliates all management fees, including these awards, in cash.

Foreign Currency Translation

The net assets and results of operations of the Company’s foreign operations (primarily Canada) have been translated at the rates of exchange in effect at the respective period end for the Consolidated Balance Sheets and at a weighted-average of the exchange rates for the respective period for the Consolidated Statements of Operations. The effects of changes in exchange rates in translating the financial statements of foreign subsidiaries are included in the Consolidated Statements of Comprehensive Income and in

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

Accumulated other comprehensive loss on the Consolidated Balance Sheets. The Company has determined that the U.S. dollar is its functional currency; therefore, all gains and losses resulting from translating foreign currency transactions into the functional currency are included in income.

Management Services

In addition to leasing equipment which it owns or which it finances through capital lease obligations, the Company’s customers are turning to outside service companies to help them manage chassis that they own and lease. The Company offers management services through an internally developed proprietary software system, known as “PoolStat®”. During the period that the Company is managing the equipment for its customers, the Company earns a management fee. This fee income is recognized as services are rendered and is included in Other revenue in the Consolidated Statements of Operations.

Derivative Instruments and Hedging Activities

The Company accounted for derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC. The FASB ASC requires that all derivative instruments be recorded on the balance sheet at their fair value and establishes criteria for both the designation and effectiveness of hedging activities.

The Company had entered into derivative instruments in the form of interest rate swaps, which were used to reduce its interest rate risk. Through these interest rate swaps, the Company received floating rate payments in exchange for fixed rate payments, effectively converting its floating rate debt to a fixed rate. As a matter of policy, the Company does not enter into derivative instruments for speculative purposes.

The manner in which a derivative instrument is recorded depends on whether it qualifies for hedge accounting. The Company applied hedge accounting and designated and accounted for its interest rate swap contracts as cash flow hedges. For effective cash flow hedges, changes in fair value were deferred and recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The ineffective portion of cash flow hedges was recognized in earnings immediately and recorded in Interest expense in the Consolidated Statements of Operations. On August 9, 2012, in connection with the closing of the sale of the Original Notes and the asset based senior secured credit agreement (the “ABL Facility”) and the repayment of the Fortis Facility (as defined below), the Company terminated all of its interest rate derivatives. Balances in Accumulated comprehensive loss for terminated derivatives are being reclassified into earnings over the remaining life of the item previously hedged. Terminated interest rate derivatives are reviewed periodically to determine if the forecasted transaction remain probable of occurring. If the forecasted transactions were deemed remote, the related portion of the gain or loss associated with the terminated derivative included in Accumulated other comprehensive loss would be recognized in the Consolidated Statement of Operations immediately. On January 10, 2013, the Company entered into a new interest rate swap transaction with Deutsche Bank AG. See also Notes 8, 11 and 16 for further information.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company’s primary sources of equipment leasing revenue are derived from operating leases and revenue earned on direct finance leases.

Revenue Recognition—Equipment Leasing Revenue

The Company generates equipment leasing revenue through short-term and long-term operating leases, principally with shipping lines and North American rail and trucking companies. In the majority of its transactions, the Company acts as the lessor of leasing equipment for a specified period of time and at a specified per diem rate. Revenue is recognized on a straight-line basis over the life of the respective lease. Subscription agreements typically contain periodic pricing and minimum chassis usage reset features. Revenue associated with such agreements is recognized on a straight line basis for committed quantities at contractual rates.

Revenue Recognition—Finance Revenue

The Company enters into direct finance leases as lessor of equipment that it owns. In most instances, the leases include a bargain purchase option which allows the customer to purchase the leased equipment at the end of the lease term. Net investment in direct finance leases represents the receivables due from lessees, net of unearned income. The lease payments are segregated into principal and interest components similar to a loan. Unearned income is recognized on an effective interest basis over the life of the lease term and is recorded as Finance revenue in the Consolidated Statements of Operations. The principal component of the lease payment is reflected as a reduction to the Net investment in direct finance leases.

Revenue Recognition—Other Revenue

Other revenue includes fees that the Company’s customers are contractually obligated to pay to return equipment to a leasable condition, fees for third-party positioning of equipment and scrap revenue generated from end of life chassis. When a lessee leases equipment from the Company, the lessee is contractually obligated to return the equipment in a leasable condition according to predetermined standards. Upon redelivery of the units, the Company charges the lessee for the expected cost to repair the equipment based on a repair survey performed at the depot. The Company charges the lessee based on this estimate and records maintenance and repair revenue at that time. In accordance with the Revenue—Revenue Recognition—Principal Agent Considerations Topic of the FASB ASC, the Company recognizes billings to customers for damages incurred and certain other pass-through costs as Other revenue in the Consolidated Statements of Operations. The Company recognizes gross revenues from these pass-through costs as the Company is the primary obligor with respect to purchasing goods and services from third parties. The Company generally has the discretion in selection of the repair service provider; and the Company generally has the credit risk because the services are purchased prior to reimbursement being received. In addition, Other revenue includes fees earned for providing chassis pool management services. Revenue is recognized as services are rendered.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

Deferred Income

Deferred income includes cash received for advanced rental fees and advanced payments for future maintenance and repairs. The amounts received for the advanced rental fees are recognized as Equipment leasing revenue when earned, while the amounts received with respect to the maintenance and repairs are recognized as Other revenue when earned.

Direct Operating Expenses

Direct operating expenses are primarily related to costs incurred in relation to leasing equipment that is not being leased to a third-party (“off-hire equipment”) and for equipment in the Company’s chassis pools. These expenses primarily consist of costs to repair and maintain the equipment, to store the equipment when it is not on lease, to reposition the equipment for pick-up by a customer, and equipment rental related costs to meet customer demand. Repositioning costs incurred prior to the initial lease of the equipment are capitalized as a cost of the asset acquisition.

Provision for Doubtful Accounts

During 2012, certain of the Company’s shipping line customers began migrating away from providing chassis as an integral part of their transportation related services. As a result, the Company is providing a greater number of chassis directly to motor carriers who represent a higher credit risk than the Company’s traditional customer base. Notwithstanding this change, the Company’s methodology for assessing the adequacy of the provision for doubtful accounts has not changed significantly.

The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables. The Company identifies these accounts based on two methods: (1) a customer-by-customer basis and (2) an allowance method. In the first method, the Company reviews certain accounts based on size, payment history and third-party credit reports and places a likelihood of default percentage on each account individually. For the remaining receivable balance, the Company applies a delinquency factor based on prior history which represents the Company’s best estimate of those accounts that will become uncollectible. Changes in economic conditions may require a re-assessment of the risk and could result in increases or decreases in the allowance for doubtful accounts.

Sales of Leasing Equipment

Sales of leasing equipment consist of sales of equipment to third parties, as well as billings to customers for lost or damaged equipment. The Company records the gains and losses from the sales of leasing equipment as part of Other income, net in the Consolidated Statements of Operations. Gains and losses are recognized upon completion of the sale based upon the sales price and the book value of the equipment. For the three and six months ended June 30, 2013, the Company recorded net gains of $1,179 and $1,253, respectively.  This compares to net gains of $45 and $185, respectively, for the three and six months ended June 30, 2012.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

Provision (Benefit) for Income Taxes

The Company’s results of operations and financial position are prepared on a stand-alone basis. The Company is a Limited Liability Company with a single member and therefore has recorded a provision for U.S. income taxes.

Income taxes have been provided based upon the tax laws and rates in countries in which the Company’s operations are conducted and income is earned. The Company’s chassis leasing business is domiciled in the United States and, therefore, its income is subject to United States taxation. The provision (benefits) for income taxes recorded relates to the income earned by certain of the Company’s subsidiaries, which are located in or have earned income in jurisdictions that impose income taxes, primarily in the United States. The Company is also subject to income tax in Canada and Mexico.

New Accounting Standards

Adopted in 2013

In February 2013, the FASB issued authoritative guidance on accounting for Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on respective line items in net income. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012 for public companies.  The Company adopted ASU 2013-02 as of January 1, 2013. As ASU 2013-02 requires additional presentation only, there is no impact to the Company’s consolidated results of operations or financial position.

No other new accounting pronouncements issued or effective during 2013 had or are expected to have a material impact on the Company’s Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Activity

The Company’s term leases are typically “triple net,” requiring the lessee to maintain, insure and pay taxes on the equipment until return, at no cost to the lessor. Typical term lease provisions allocate all risk of loss to the lessee, requiring the lessee to indemnify the lessor against all risks, claims, or causes of actions arising from the leasing, operation, maintenance, repair, possession or control of the equipment. The Company also leases chassis through its network of chassis pools located throughout the United States. The cost of maintaining chassis in these pools is borne by the Company. The lessee is responsible for compliance with all laws and regulations, including all environmental risk. The lessee is further responsible for loss or damage to the equipment, however caused, subject to normal wear or tear. The lessee must defend and hold harmless the lessor in the event of any claims for loss or damage to the equipment, cargo, or third parties occurring while leased. The lease terms that are variable, and can change based on the lease type, are the per diem rates, the length of the lease and the redelivery locations and quantities that may be redelivered to such locations. However, the general governing terms and conditions of the lease remain the same whether the lease is short-term, long-term or a direct finance lease, and whether the lease is for the initial term or a renewal. Multiple contracts with a single lessee are not combined and are accounted for as separate arrangements. The Company had no amounts of contingent rental in any period presented.

Equipment Leasing Revenue

The Company has non-cancelable operating leases for its leasing equipment. At June 30, 2013, future minimum lease revenue under these agreements is estimated as follows:

2013	$33,967
2014	50,925
2015	31,252
2016	16,070
2017	3,575
Thereafter	5,120
$140,909

Finance Revenue

The Company enters into direct finance leases. These leases generally provide that, after a stated lease term, the lessee has the option to purchase the equipment, typically for amounts below the estimated fair market value of the equipment, at the time the purchase option becomes exercisable. Guaranteed and unguaranteed residual values are included in the line item “Net investment in direct finance leases” on the Consolidated Balance Sheets. Under the terms of these leases, the substantive risks and rewards of equipment ownership are passed to the lessee. The lease payments are segregated into principal and interest components similar to a loan. The principal component is equal to the cost or carrying amount of the leased property. The interest component is equal to the gross cash flows charged to the lessee less the principal component. The Company recognizes the interest component, which is calculated using the effective interest method over the term of the lease as finance revenue. The principal component of the lease payment is reflected as a reduction to Net investment in direct finance leases. As of June 30, 2013 and December 31, 2012, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $12,374 and $15,611, respectively.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Activity (continued)

At June 30, 2013, receivables under these direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2013	$3,953	$1,427	$2,526
2014	9,319	2,357	6,962
2015	5,127	1,711	3,416
2016	4,229	1,354	2,875
2017	10,729	625	10,104
Thereafter	2,976	785	2,191
	$36,333	$8,259	$28,074

As of December 31, 2012, the Company had total lease receivables, unearned lease income and net lease receivables of $56,802, $16,073 and $40,729, respectively. The unguaranteed residual values are reflected in “Total Lease Receivables” above.

Historically, the Company has not experienced losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable. If customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable, and present certain claims to its insurers of default losses.

4. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	June 30,	December 31,
	2013	2012
Total leasing equipment	$1,717,536	$1,634,393
Less accumulated depreciation	(334,962)	(309,010)
Leasing equipment, net of accumulated depreciation	$1,382,574	$1,325,383

Leasing equipment includes assets recorded under capital leases of $264,282 and $312,543 with accumulated depreciation of $54,809 and $60,938 at June 30, 2013 and December 31, 2012, respectively.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

5. Impairment of Leasing Equipment

The Company periodically analyzes the usability of leasing equipment at remanufacturing facilities, depots and other storage facilities. Certain leasing equipment is rejected in the remanufacturing process due to rust and corrosion or if otherwise determined to be unusable for future remanufacturing. Additionally, due to the frequent movement of the Company’s assets in its operations, its chassis and axles are subject to shrinkage. Impairment charges are recorded based on management’s ongoing analysis of the impairment indicators and include estimates of shrinkage and other charges based on recent historical experience. Impairment of leasing equipment amounted to $431 and $2,564 for the three and six months ended June 30, 2013.  This compares to $617 and $1,992 for the three and six months ended June 30, 2012.

6. Goodwill

Management has determined that the Company has two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance has been assigned to these two reporting units using a relative fair value allocation approach. The goodwill balance for the Marine Market segment was $134,019 at both June 30, 2013 and 2012. The goodwill balance for the Domestic Market segment was $117,888 at both June 30, 2013 and 2012. At June 30, 2013, there are no accumulated impairment losses related to Goodwill.

The Marine Market segment exceeded its carrying value by approximately 25% while the Domestic Market segment exceeded its carrying value by approximately 66% as of December 31, 2012.

7. Borrowings

The following is a summary of the Company’s borrowings:

	June 30,	December 31,
	2013	2012
Senior Secured 11% Notes	$300,000	$300,000
ABL Facility	675,000	609,000
Loans Payable CIMC	20,409	21,513
Capital lease obligations	150,834	177,884
Total debt	1,146,243	1,108,397
Less current maturities	(38,115)	(25,884)
Long-term debt, less current maturities	$1,108,128	$1,082,513

The Company’s debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 6.23% for the year ended December 31, 2012.  For both the six months ended June 30, 2013 and 2012, the weighted-average interest rate was 6.19%. The weighted-average interest rates disclosed are calculated as “all-in” rates which include interest expense and amortization of agents’ fees and deferred financing fees.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (continued)

On January 14, 2013, the Company exercised two separate early purchase options of equipment under capital leases. The Company paid the lender $16,702 inclusive of the final rental payment. These transactions closed on March 1, 2013.

During the six months ended June 30, 2013, the Company amended the asset-backed credit facility entered into on August 9, 2012 (the “ABL Facility”) among the loan parties listed therein, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent for a $65,000 increase in committed funds bringing the total commitment by lenders to $910,000. Fees paid in connection with this amendment were immaterial and will be amortized over the remaining life of the loan.  See Note 18 to the Consolidated Financial Statements.

8. Derivatives and Hedging Activities

The Company accounts for derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC. In the normal course of business, the Company is exposed to fluctuations in interest rates on its floating rate debt. In order to reduce its interest rate risk, the Company utilizes interest rate derivatives to manage its exposure to interest rate risks. Through the utilization of these interest rate derivatives, the Company receives floating rate payments in exchange for fixed rate payments, effectively converting its floating rate debt to a fixed rate. In accordance with the Derivatives and Hedging Topic of the FASB ASC, if certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. All of the Company’s interest rate derivatives are cash flow hedges.

On August 9, 2012, in connection with the closing of the sale of the Original Notes and the ABL Facility and the repayment of the Fortis Facility, the Company terminated all six existing interest rate derivatives. Upon settlement, the Company paid $91,422, which included $1,052 of accrued interest. The balance in line item “Accumulated other comprehensive loss” has been reclassified into earnings over the remaining life of the items previously hedged through October 2017, as management has determined that the forecasted transactions remain probable of occurring.

On January 10, 2013, the Company entered into a new interest rate swap transaction with Deutsche Bank AG. The agreement effectively converts $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument with interest payable at a rate of 0.756% and will receive one month LIBOR on the notional amount.  At June 30, 2013, one month LIBOR was 0.195%.  The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

Terminated interest rate derivatives are reviewed periodically to determine if the forecasted transactions remain probable of occurring. If the debt instrument is terminated or the occurrence of the interest payments on the debt is deemed remote, the related portion of the gain or loss associated with the terminated derivative included in Accumulated other comprehensive loss would be recognized in the Consolidated Statements of Operations immediately.  For additional disclosures related to derivative instruments, see Notes 11 and 16 to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

8. Derivative and Hedging Activities (continued)

The Company held the following interest rate derivative designated as a cash flow hedge as of June 30, 2013:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Leg Interest Rate	Fair Value (a)

ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$4,610

(a)         This interest rate derivative is recorded in Fair value of derivative instruments in the asset section of the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term

June 30, 2013	$300,000	0.756%	4.03 years
December 31, 2012	$—	—%	—

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

8. Derivative and Hedging Activities (continued)

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the Consolidated Financial Statements for the periods indicated:

	Effective Portion				Ineffective Portion
	Derivative Instruments	Change in Unrealized Loss Recognized in OCI on Derivatives (a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income (b)	Classification of Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative (c)

Three Months ended June 30, 2013	Interest rate derivatives	$2,797	Interest expense	$3,311	Interest expense	$(40)

Six Months ended June 30, 2013	Interest rate derivatives	$2,362	Interest expense	$6,636	Interest expense	$(40)

Three Months ended June 30, 2012	Interest rate derivatives	$(5,942)	Interest expense	$3,741	Interest expense	$15

Six Months ended June 30, 2012	Interest rate derivatives	$(8,496)	Interest expense	$7,738	Interest expense	$20

(a)                   This represents the change in the fair market value of the Company’s interest rate derivatives, net of tax, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives, net of tax.

(b)                   This represents the amount of actual cash paid, net of tax, related to the net settlements of the interest rate derivatives plus any effective amortization of deferred losses on the Company’s terminated derivatives, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net settlements of interest rate derivative, net of tax of $166, $2,173, $267 and $4,472, respectively	$256	$3,298	$413	$6,786
Amortization of terminated derivatives, net of tax of $1,976, $292, $4,025 and $628, respectively	3,055	443	6,223	952
	$3,311	$3,741	$6,636	$7,738

(c)                    Amount impacting income not related to OCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

8. Derivatives and Hedging Activities (continued)

The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the three and six months ended June 30, 2013 and 2012:

								Amount of		Amount of
								Deferred Loss		Deferred Loss
								Amortized		Amortized		Amount
								(including		(including		of Deferred
							Un-	Accelerated		Accelerated		Loss Expected
							amortized	Amortization)		Amortization)		to be
							Deferred	into Interest		Into Interest		Amortized
	Original					Deferred	(Gain) or	Expense for the		Expense for the		Over
	Maximum				Termination	Loss	Loss at	Three Months		Six Months		the Next
Hedged	Notional	Effective	Maturity	Fixed	De-designation	Upon	June 30,	Ended June 30,		Ended June 30,		Twelve
Item	Amount	Date	Date	Rate %	Date	Termination	2013	2013	2012	2013	2012	Months

(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$14	$9	$24	$21	$53	$19
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	78	39	96	85	208	87
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	399	106	139	214	283	373
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	76	16	50	33	104	59
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	252	59	75	122	162	201
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	1,711	—	—	—	—	—
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	1,526	—	—	—	—	—
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	(236)	(16)	25	(14)	71	(206)
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	(150)	31	96	85	230	(36)
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(195)	(15)	(12)	(28)	(19)	(61)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(701)	(53)	(33)	(95)	(45)	(237)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	694	202	275	450	533	649
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	1,310	178	—	372	—	562
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	5,499	758	—	1,567	—	2,544
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	6,263	1,345	—	2,651	—	5,764
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	10,084	1,821	—	3,694	—	6,697
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	3,102	551	—	1,091	—	2,310
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	46,372	—	—	—	—	—
Total						$127,529	$76,098	$5,031	$735	$10,248	$1,580	$18,725

(a)          This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)          This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)          This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)          This hedged item is referred to as Chassis Financing Program, Portfolio A

The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $916 (which is net of tax of $593) and amortization of deferred losses on the Company’s terminated derivatives of $11,370 (which is net of tax of $7,355).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

9.  Commitments and Contingencies

Purchase Commitments

At June 30, 2013, commitments for capital expenditures for leasing equipment totaled approximately $11,612, all of which was committed for 2013.

Lease Commitments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2019. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of June 30, 2013, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was $13,076.

10.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined based on the differences between the book values and tax bases of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any deferred tax assets if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are generally not provided on undistributed earnings of U.S.-owned foreign subsidiaries as such earnings are permanently invested. The Company’s liability for uncertain tax positions represents open tax return positions and tax assessments received and is reflected in Accrued expenses and other liabilities.

The Company’s chassis leasing business is domiciled in the United States. Therefore, its income is subject to United States taxation.  For the three months ended June 30, 2013, the Company recorded a tax benefit of $821, reflecting a 40.0% effective tax rate. This compares to a tax provision of $26, reflecting a 41.9% effective tax rate for the three months ended June 30, 2012.  For the six months ended June 30, 2013, the Company recorded a tax benefit of $1,136, reflecting a 40.5% effective tax rate. This compares to a tax provision of $1,154, reflecting a 42.5% effective tax rate for the six months ended June 30, 2012.  For all periods presented, the effective tax rate was impacted by Canadian and Mexican tax provisions.

The Company accounts for income taxes in accordance with ASC 740, the Income Taxes Topic of the FASB ASC.  As of June 30, 2013, the Company has $144 of unrecognized tax benefits (comprised of unrecognized tax benefits and associated interest and penalties), all of which, if recognized, would favorably affect the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

11.  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (“AOCI”) includes the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gains and losses primarily relating to the Company’s Canadian operation.

For the six months ended June 30, 2013, the components of Accumulated comprehensive loss, net of tax, are as follows:

	Unrealized Losses on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$—	$(52,430)	$454	$(51,976)
Current-period other comprehensive (loss) income	2,775	6,223	(333)	8,665
Balance, June 30, 2013	$2,775	$(46,207)	$121	$(43,311)

The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $916 (which is net of tax of $593) and amortization of deferred losses on the Company’s terminated derivatives of $11,370 (which is net of tax of $7,355).  See Note 8.

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income for the three and six months ended June 30, 2013:

	Income Statement Line Item	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$5,031	$10,248
Related income tax benefit	Benefit for income taxes	(1,976)	(4,025)
Net loss reclassified out of AOCI		$3,055	$6,223

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

12.  Share-Based Payments

A summary of the restricted shares of SCT Chassis, Inc. under the Company’s stock compensation plan is as follows.  All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at January 1, 2013	451,360	$6.29	$2,837
Granted	49,169	7.36	362
Forfeited	—	—	—
Vested	(142,316)	6.38	(908)
Non-vested at June 30, 2013	358,213	$6.39	$2,291

The Company recorded share-based compensation expense for the three and six months ended June 30, 2013 of $252 and $533, respectively.  This compares to compensation expense of $879 for both the three and six months ended June 30, 2012. Compensation expense is recorded as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation expense was approximately $1,757 at June 30, 2013, which is expected to be recognized over the remaining weighted-average vesting period of 1.9 years.

Share Repurchases

During the six months ended June 30, 2013, Interpool purchased 56,373 shares of SCT Chassis, Inc. common stock from employees in accordance with their shareholder agreements. The cost of these shares was $470 and is included in Member’s interest on the Consolidated Balance Sheets.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

13.  Segment and Geographic Information

The Company’s principal business operations consist of the leasing of intermodal transportation equipment. The Company provides such services to its customers through two operating and reportable segments, the Marine Market segment and the Domestic Market segment. The Company does not aggregate its operating segments. The reportable segments are based on the chassis markets that are served by the Company. Revenue and expenses not directly assigned to reportable segments, such as equipment repair and storage services performed at third-party facilities, certain headquarter-related expenses and certain maintenance, repair and positioning costs re-billed to customers are reflected in the Other category. Assets in the Other category are primarily made up of idle chassis and axle sets. The accounting policies of the segments are the same as those for the Company as a whole; however, certain expenses are allocated among segments using metrics such as revenue, units in fleet, net book value of equipment or headcount. Given their relative significance to total assets and ability to be identified to reportable segments, leasing assets represent the most significant balance sheet item reviewed by the Company’s chief operating decision maker. Reporting under the aforementioned segment structure facilitates the Company’s chief operating decision maker’s ability to allocate resources and assess the Company’s performance.

The Company evaluates segment performance and allocates resources to them primarily based upon Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, loss on retirement of debt, other expense (income), interest income, remanufacturing expenses, non-cash stock compensation and principal collections on direct finance leases. Adjusted EBITDA is not a measure recognized under U.S. GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help the Company meet its current financial goals and optimize its financial performance. Accordingly, the Company believes this metric measures its financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization.

The following tables show segment information for the three months ended June 30, 2013 and 2012.

Three Months ended June 30, 2013	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$11,636	$4,615	$—	$16,251
Pool revenue	63,077	32,638	—	95,715
All other revenue	11,593	1,800	1,673	15,066
Total revenue	$86,306	$39,053	$1,673	$127,032
Adjusted EBITDA	23,845	18,987	(3,638)	39,194
Depreciation expense	8,290	7,728	1,671	17,689
Net investment in direct finance leases	27,889	185	—	28,074
Leasing equipment	731,618	481,730	169,226	1,382,574
Capital expenditures for long-lived assets	53,387	1,862	1,555	56,804

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

13.  Segment and Geographic Information (continued)

Three Months ended June 30, 2012	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$18,036	$4,501	$—	$22,537
Pool revenue	35,245	28,301	—	63,546
All other revenue	3,979	2,444	3,312	9,735
Total revenue	$57,260	$35,246	$3,312	$95,818
Adjusted EBITDA	23,240	15,463	(3,200)	35,503
Depreciation expense	7,818	6,420	2,239	16,477
Net investment in direct finance leases	47,104	3,573	—	50,677
Leasing equipment	660,047	438,465	178,000	1,276,512
Capital expenditures for long-lived assets	1,517	12,864	352	14,733

The following tables show segment information for the six months ended June 30, 2013 and 2012.

Six Months ended June 30, 2013	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$26,229	$9,138	$—	$35,367
Pool revenue	120,096	64,050	—	184,146
All other revenue	15,798	3,154	6,466	25,418
Total revenue	$162,123	$76,342	$6,466	$244,931
Adjusted EBITDA	49,377	37,476	(4,692)	82,161
Depreciation expense	16,480	15,141	3,342	34,963
Net investment in direct finance leases	27,889	185	—	28,074
Leasing equipment	731,618	481,730	169,226	1,382,574
Capital expenditures for long-lived assets	60,428	28,298	2,339	91,065

Six Months ended June 30, 2012	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$37,379	$8,795	$—	$46,174
Pool revenue	67,165	55,963	—	123,128
All other revenue	7,530	4,011	8,171	19,712
Total revenue	$112,074	$68,769	$8,171	$189,014
Adjusted EBITDA	47,617	32,056	(5,661)	74,012
Depreciation expense	15,757	12,699	4,545	33,001
Net investment in direct finance leases	47,104	3,573	—	50,677
Leasing equipment	660,047	438,465	178,000	1,276,512
Capital expenditures for long-lived assets	1,815	14,394	430	16,639

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

13.  Segment and Geographic Information (continued)

The following are reconciliations of Adjusted EBITDA to the Company’s net (loss) income for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
Adjusted EBITDA	$39,194	$35,503
Principal collections on direct finance leases, net of interest earned	(1,401)	(1,941)
Non-cash stock compensation	(252)	(879)
Interest expense	(22,688)	(15,820)
Depreciation expense	(17,689)	(16,477)
Impairment of leasing equipment	(431)	(617)
Loss on retirement of debt	(248)	(128)
Other income, net	1,192	415
Interest income	269	6
(Loss) income before (benefit) provision for income taxes	(2,054)	62
(Benefit) provision for income taxes	(821)	26
Net (loss) income	$(1,233)	$36

The following are reconciliations of Adjusted EBITDA to the Company’s net (loss) income for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
Adjusted EBITDA	$82,161	$74,012
Principal collections on direct finance leases, net of interest earned	(2,861)	(3,885)
Non-cash stock compensation	(533)	(879)
Interest expense	(45,410)	(31,963)
Depreciation expense	(34,963)	(33,001)
Impairment of leasing equipment	(2,564)	(1,992)
Loss on retirement of debt	(895)	(149)
Other income, net	1,990	551
Interest income	271	21
(Loss) income before (benefit) provision for income taxes	(2,804)	2,715
(Benefit) provision for income taxes	(1,136)	1,154
Net (loss) income	$(1,668)	$1,561

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

13.  Segment and Geographic Information (continued)

Geographic Information

Primarily all of the Company’s revenues and long lived assets are attributable to the United States, the Company’s country of domicile.

14. Defined Contribution Plan

The Company has a defined contribution plan covering substantially all of its eligible employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 100% of the employee’s contribution to the extent such employee contribution does not exceed 6% of such employee’s compensation. For the three and six months ended June 30, 2013 the Company contributed approximately $367 and $714, respectively, to this plan. This compares to $279 and $560, respectively, for the three and six months ended June 30, 2012.  These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

15. Related Party Transactions

Management, Facility Fees and Chassis Leasing

The Company incurs charges from Seacastle for facility fees and for share-based compensation relative to both dedicated and shared employees.  The Company also charges management fees to a subsidiary of Seacastle for expenses incurred and services performed on its behalf.  For the three and six months ended June 30, 2013, the above activity resulted in income for the Company, on a net basis, of $74 and $148, respectively.  This compares to income of $71 and $107, respectively, for the three and six months ended June 30, 2012.  These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company has a net receivable from affiliates of $1,643 and $1,696 at June 30, 2013 and December 31, 2012, respectively, which is included in Other assets on the Consolidated Balance Sheets.

The Company also leases chassis to the Florida East Coast railway (“FEC”) under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress Investment Group LLC. For the three and six months ended June 30, 2013, the Company recorded chassis leasing revenue from FEC of $198 and $414, respectively.  This compares to chassis leasing revenue of $120 and $271 for the three and six months ended June 30, 2012.  These amounts are recorded in Equipment leasing revenue on the Consolidated Statements of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

16. Fair Value of Financial Instruments

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of June 30,	Fair Value Measurement as of June 30, 2013 using Fair Value Hierarchy
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$6,359	$6,359	$—	$—
Derivative instruments (a)	4,610	—	4,610	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2012 using Fair Value Hierarchy
	2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$26,556	$26,556	$—	$—
Liabilities:
Derivative instruments (b)	—	—	—	—

(a)         On January 10, 2013, the Company entered into an interest rate swap transaction which effectively converts $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument.  See Note 7 and Note 8.

(b)         The Company terminated all interest rate derivatives on August 9, 2012 in connection with the closing of the sale of the Original Notes and the ABL Facility and repayment of the Fortis Facility.  See Note 8.

Cash and cash equivalents:  Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less at the time of purchase. These instruments are stated at cost, which approximates market value because of the short-term nature of the instruments.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

16. Fair Value of Financial Instruments (continued)

Derivative instruments:  The Company’s interest rate derivatives were recorded at fair value on the Company’s Consolidated Balance Sheets and consist of United States dollar denominated LIBOR-based interest rate swaps. Their fair values were determined using cash flows discounted at relevant market interest rates in effect at the period close. The fair value generally reflected the estimated amounts that the Company would receive or pay to transfer the contracts at the reporting date and therefore reflected the Company’s or counterparty’s non-performance risk. Additionally, the Company has analyzed each of the redemption features included in the notes to determine whether any of these embedded features should be bifurcated in accordance with the Derivatives and Hedging Topic of the FASB ASC (ASC 815). The Company has concluded that the redemption feature which offers optional redemption by the Company of up to 35% of the aggregate principal amount of the notes at a redemption price of 111% of the aggregate principal amount of the notes using the cash proceeds of an equity offering qualifies as a feature that should be bifurcated under ASC 815.

The Company has determined that the resulting measurement of the fair value of this embedded derivative is immaterial to the consolidated financial statements, and will continue to reassess the fair value of this derivative prospectively with any changes recorded in earnings.

Leasing equipment that is deemed to be impaired is measured at fair value on a non-recurring basis. The fair value is calculated using the income approach based on inputs classified as Level 2 in the fair value hierarchy.

The Company believes the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximates the fair value of these financial instruments because of their short-term nature.

Debt:  The Company’s debt consists of fixed and floating rate instruments. Variable interest rate debt was $399,544 as of June 30, 2013 and $634,899 as of December 31, 2012. Accordingly, the Company’s variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $746,699 as of June 30, 2013 and $473,498 as of December 31, 2012. In order to estimate the fair value of its fixed rate debt, where quoted market prices were not available, the Company valued the instruments using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar term debt at the end of each period. The discount rate used in the present value calculation was 6.16% at June 30, 2013 and 5.46% at December 31, 2012.  Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

16. Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Total debt and capital lease obligations	$(1,146,243)	$(1,142,823)	$(1,108,397)	$(1,106,875)

17. Guarantor Financial Information

On August 9, 2012, TRAC Intermodal LLC along with TRAC Intermodal Corp., entered into a purchase agreement pursuant to which it sold $300,000 aggregate principal amount of the Original Notes. Concurrent with the offering of the Original Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the Securities and Exchange Commission to offer exchange notes with terms substantially identical in to the Original Notes within 365 days of closing.   The notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Company.

The exchange offer to exchange the Original Notes for notes which have been registered under the Securities Act commenced on June 6, 2013, expired on July 5, 2013 and closed on July 10, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date 100% of the Original Notes had been validly tendered for exchange.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

June 30, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$6,227	$132	$—	$6,359
Accounts receivable, net	—	105,180	906	—	106,086
Net investment in direct finance leases	—	38,908	—	(10,834)	28,074
Leasing equipment, net of accumulated depreciation	—	1,368,837	13,737	—	1,382,574
Fair value of derivative instrument	—	4,610	—	—	4,610
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	7,037	—	(5,394)	1,643
Intercompany interest receivable	12,467	—	—	(12,467)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	545,988	2,950	—	(548,938)	—
Other assets	—	43,023	1,194	—	44,217
Total assets	$858,455	$1,828,679	$15,969	$(877,633)	$1,825,470
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$12,467	$42,584	$206	$—	$55,257
Intercompany payable	—	—	990	(990)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	12,467	—	(12,467)	—
Intercompany lease payable	—	—	10,834	(10,834)	—
Deferred income	—	73	—	—	73
Deferred income taxes	—	76,920	989	—	77,909
Debt and capital lease obligations	300,000	846,243	—	—	1,146,243
Total liabilities	312,467	1,278,287	13,019	(324,291)	1,279,482
Total member’s interest	545,988	550,392	2,950	(553,342)	545,988
Total liabilities and member’s interest	$858,455	$1,828,679	$15,969	$(877,633)	$1,825,470

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Three Months Ended June 30, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$126,311	$800	$(79)	$127,032
Direct operating expenses	—	73,183	10	—	73,193
Selling, general and administrative expenses	—	13,575	172	—	13,747
Depreciation expense	—	17,521	168	—	17,689
Provision for doubtful accounts	—	2,551	—	—	2,551
Impairment of leasing equipment	—	431	—	—	431
Loss on retirement of debt	—	248	—	—	248
Interest expense	8,250	22,687	83	(8,332)	22,688
Interest income	(8,250)	(272)	—	8,253	(269)
Equity in earnings of subsidiary	1,233	(315)	—	(918)	—
Other income, net	—	(1,191)	(1)	—	(1,192)
Total expenses	1,233	128,418	432	(997)	129,086
(Loss) income before (benefit) provision for income taxes	(1,233)	(2,107)	368	918	(2,054)
(Benefit) provision for income taxes	—	(874)	53	—	(821)
Net (loss) income	(1,233)	(1,233)	315	918	(1,233)
Unrealized gain (loss) on derivative instruments, net of tax of ($1,975)	—	3,054	—	—	3,054
Derivative loss reclassified into earnings, net of tax of ($1,976)	—	3,055	—	—	3,055
Foreign currency translation gain (loss), net of tax of $119	—	(178)	—	—	(178)
Total other comprehensive income	—	5,931	—	—	5,931
Total comprehensive (loss) income	$(1,233)	$4,698	$315	$918	$4,698

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Six Months Ended June 30, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$243,502	$1,591	$(162)	$244,931
Direct operating expenses	—	134,175	21	—	134,196
Selling, general and administrative expenses	—	26,846	415	—	27,261
Depreciation expense	—	34,626	337	—	34,963
Provision for doubtful accounts	—	4,707	—	—	4,707
Impairment of leasing equipment	—	2,564	—	—	2,564
Loss on retirement of debt	—	895	—	—	895
Interest expense	16,500	45,408	169	(16,667)	45,410
Interest income	(16,500)	(276)	—	16,505	(271)
Equity in earnings of subsidiary	1,668	(436)	—	(1,232)	—
Other income, net	—	(1,985)	(5)	—	(1,990)
Total expenses	1,668	246,524	937	(1,394)	247,735
(Loss) income before (benefit) provision for income taxes	(1,668)	(3,022)	654	1,232	(2,804)
(Benefit) provision for income taxes	—	(1,354)	218	—	(1,136)
Net (loss) income	(1,668)	(1,668)	436	1,232	(1,668)
Unrealized gain (loss) on derivative instruments, net of tax of ($1,795)	—	2,775	—	—	2,775
Derivative loss reclassified into earnings, net of tax of ($4,025)	—	6,223	—	—	6,223
Foreign currency translation gain (loss), net of tax of $221	—	(333)	—	—	(333)
Total other comprehensive income	—	8,665	—	—	8,665
Total comprehensive (loss) income	$(1,668)	$6,997	$436	$1,232	$6,997

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$27,485	$(586)	$1,376	$28,275
Investing activities:
Proceeds from sale of leasing equipment	—	5,036	—	—	5,036
Collections on net investment in direct finance leases, net of interest earned	—	4,237	—	(1,376)	2,861
Purchase of leasing equipment	—	(88,726)	—	—	(88,726)
Purchase of fixed assets	—	(2,339)	—	—	(2,339)
Net cash used in investing activities	—	(81,792)	—	(1,376)	(83,168)
Financing activities:
Proceeds from long-term debt	—	86,000	—	—	86,000
Repayment of long-term debt	—	(48,824)	—	—	(48,824)
Cash paid for debt issuance fees	—	(1,769)	—	—	(1,769)
Repurchase of shares from employees	—	(470)	—	—	(470)
Net cash provided by financing activities	—	34,937	—	—	34,937
Effect of changes in exchange rates on cash and cash equivalents	—	(241)	—	—	(241)
Net decrease in cash and cash equivalents	—	(19,611)	(586)	—	(20,197)
Cash and cash equivalents, beginning of period	—	25,838	718	—	26,556
Cash and cash equivalents, end of period	$—	$6,227	$132	$—	$6,359

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

December 31, 2012

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$25,837	$719	$—	$26,556
Accounts receivable, net	—	80,024	596	—	80,620
Net investment in direct finance leases	—	52,310	—	(11,581)	40,729
Leasing equipment, net of accumulated depreciation	—	1,311,098	14,285	—	1,325,383
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	7,274	—	(5,578)	1,696
Intercompany interest receivable	13,017	—	—	(13,017)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	538,907	2,876	—	(541,783)	—
Other assets	—	40,333	1,239	—	41,572
Total assets	$851,924	$1,771,659	$16,839	$(871,959)	$1,768,463
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$13,017	$34,078	$220	$—	$47,315
Intercompany payable	—	—	1,175	(1,175)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	13,017	—	(13,017)	—
Intercompany lease payable	—	—	11,581	(11,581)	—
Deferred income	—	275	—	—	275
Deferred income taxes	—	72,582	987	—	73,569
Debt and capital lease obligations	300,000	808,397	—	—	1,108,397
Total liabilities	313,017	1,228,349	13,963	(325,773)	1,229,556
Total member’s interest	538,907	543,310	2,876	(546,186)	538,907
Total liabilities and member’s interest	$851,924	$1,771,659	$16,839	$(871,959)	$1,768,463

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Three Months Ended June 30, 2012

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$95,219	$689	$(90)	$95,818
Direct operating expenses	—	50,583	7	—	50,590
Selling, general and administrative expenses	—	11,776	71	—	11,847
Depreciation expense	—	16,307	170	—	16,477
Provision for doubtful accounts	—	698	—	—	698
Impairment of leasing equipment	—	617	—	—	617
Loss on retirement of debt	—	128	—	—	128
Interest expense	—	15,820	90	(90)	15,820
Interest income	—	(6)	—	—	(6)
Equity in earnings of subsidiary	—	(556)	—	556	—
Other income, net	—	(35)	(380)	—	(415)
Total expenses	—	95,332	(42)	466	95,756
(Loss) income before (benefit) provision for income taxes	—	(113)	731	(556)	62
(Benefit) provision for income taxes	—	(149)	175	—	26
Net income (loss)	—	36	556	(556)	36
Unrealized gain (loss) on derivative instruments, net of tax of $1,741	—	(2,644)	—	—	(2,644)
Derivative loss reclassified into earnings, net of tax of ($292)	—	443	—	—	443
Foreign currency translation gain (loss), net of tax of $120	—	(186)	—	—	(186)
Total other comprehensive loss	—	(2,387)	—	—	(2,387)
Total comprehensive (loss) income	$—	$(2,351)	$556	$(556)	$(2,351)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Six Months Ended June 30, 2012

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$188,047	$1,106	$(139)	$189,014
Direct operating expenses	—	94,890	19	—	94,909
Selling, general and administrative expenses	—	22,955	89	—	23,044
Depreciation expense	—	32,730	271	—	33,001
Provision for doubtful accounts	—	1,813	—	—	1,813
Impairment of leasing equipment	—	1,992	—	—	1,992
Loss on retirement of debt	—	149	—	—	149
Interest expense	—	31,963	139	(139)	31,963
Interest income	—	(21)	—	—	(21)
Equity in earnings of subsidiary	—	(688)	—	688	—
Other income, net	—	(174)	(377)	—	(551)
Total expenses	—	185,609	141	549	186,299
Income (loss) before provision for income taxes	—	2,438	965	(688)	2,715
Provision for income taxes	—	877	277	—	1,154
Net income (loss)	—	1,561	688	(688)	1,561
Unrealized gain (loss) on derivative instruments, net of tax of $1,126	—	(1,710)	—	—	(1,710)
Derivative loss reclassified into earnings, net of tax of ($628)	—	952	—	—	952
Foreign currency translation gain (loss), net of tax of ($85)	—	(24)	—	—	(24)
Total other comprehensive loss	—	(782)	—	—	(782)
Total comprehensive income (loss)	$—	$779	$688	$(688)	$779

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2012

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$39,274	$790	$(693)	$39,371
Investing activities:
Proceeds from sale of leasing equipment	—	1,538	—	—	1,538
Collections on net investment in direct finance leases, net of interest earned	—	3,885	—	—	3,885
Purchase of leasing equipment	—	(16,209)	—	—	(16,209)
Purchase of fixed assets	—	(430)	—	—	(430)
Net cash used in investing activities	—	(11,216)	—	—	(11,216)
Financing activities:
Proceeds from long-term debt	—	10,765	—	—	10,765
Repayment of long-term debt	—	(42,237)	—	—	(42,237)
Cash paid for debt issuance fees	—	(261)	—	—	(261)
Dividend paid	—	—	(693)	693	—
Capital contribution from parent	—	3,334	—	—	3,334
Investment in parent	—	(3,334)	—	—	(3,334)
Repurchase of shares from employees	—	(277)	—	—	(277)
Net cash (used in) provided by financing activities	—	(32,010)	(693)	693	(32,010)
Effect of changes in exchange rates on cash and cash equivalents	—	(6)	—	—	(6)
Net (decrease) increase in cash and cash equivalents	—	(3,958)	97	—	(3,861)
Cash and cash equivalents, beginning of period	—	27,835	1,170	—	29,005
Cash and cash equivalents, end of period	$—	$23,877	$1,267	$—	$25,144

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

(Dollars in Thousands, Except for Share Amounts)

18. Subsequent Events

On July 1, 2013, the Company exercised an early purchase option of equipment under a capital lease. The Company paid the lender $8,976 inclusive of the final lease payment.  In addition during July 2013, the Company completed three additional asset acquisitions with a total equipment purchase price of $14,683.

On July 31, 2013, the Company amended the ABL Facility for a $40,000 aggregate principal amount increase in committed funds, committed, in part, by a new lender, bringing the aggregate commitment by lenders to $950,000. Fees paid in connection with this amendment were immaterial and will be amortized over the remaining life of the loan.

The Company has evaluated all significant activities through the time of filing these financial statements with the SEC and has concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. All dollar amounts discussed below are in thousands of U.S. dollars except per share amounts, or unless otherwise stated. The interim financial statements have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in “Risk factors” and elsewhere in this report.

Overview

We are the largest intermodal chassis solutions provider, measured by total assets, for domestic and international transportation companies in North America.  Our principal business is providing marine and domestic chassis on both long and short-term leases or rental agreements to a diversified customer base including the world’s leading shipping lines, Class I railroads, major U.S. intermodal transportation companies and motor carriers.

Our fleet of equipment primarily consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of June 30, 2013, we owned, leased-in or managed a fleet of 306,009 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.41 billion.

We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

•                                          Marine Market segment—primarily serving shipping lines and motor carriers with 20’, 40’ and 45’ foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of June 30, 2013, our active fleet included 202,265 marine chassis.

•                                          Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53’ chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of June 30, 2013, our active fleet included 74,852 domestic chassis.

As of June 30, 2013, approximately 24%, 3%, and 73% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively. As of June 30, 2013, 32% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $177.2 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.

The table below summarizes our total fleet by type of lease as of June 30, 2013:

	Units		Net book value		Average	% of
			$ in		age	On-hire
Total fleet by lease type	# of units	% of total	millions	% of total	(in years)	fleet
Term lease	60,293	20	$316	23	12.5	24
Direct finance lease	6,906	2	28	2	11.5	3
Marine chassis pool	128,580	42	497	35	13.8	50
Domestic chassis pool	59,727	20	401	28	6.8	23
On-hire fleet	255,506	84	1,242	88	12.2	100
Available fleet	21,611	7	93	7	15.4
Active fleet	277,117	91	1,335	95	12.2
Units available for remanufacture	28,892	9	76	5
Total fleet	306,009	100	$1,411	100

Term lease products

Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership, and bear the risk of re-leasing the asset upon expiration of the lease. Historically, we estimate that our average term lease renewal rate has been approximately 80%, and for the six months ended June 30, 2013, our term lease renewal rate was approximately 63%. During 2013, several of our lessees have opted to continue renting chassis from us in our pool upon the expiration of their term leases. If we include these rentals, the renewal rate for the six months ended June 30, 2013 would be 95%.

Direct finance lease products

Direct finance lease terms and conditions are similar to those of our term leases, except that, under a direct finance lease, the customer commits to a fixed lease term and typically receives a bargain purchase option at the expiration of the lease. Under this arrangement, the substantive risks and benefits of equipment ownership are passed on to the lessee. The lease payments are segregated into principal and interest components that are similar to a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as Finance revenue. The principal component of the lease is reflected as a reduction to the net investment in the direct finance lease. The typical initial term on these leases is between 5 and 10 years, with multiple renewals to extend the lease term by another 1 to 3 years.

Chassis pools

We operate and maintain domestic and marine chassis pools. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Because substantially all our major customers have regular shipments requiring chassis, many commit to subscription levels for minimum chassis usage to ensure sufficient chassis supply. As of June 30, 2013, 23% of chassis pool revenue was generated by such minimum usage arrangements.

Marine chassis pools

We operate pools in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, West Coast and Midwest, using marine 20’, 40’ and 45’ chassis. As of June 30, 2013, we owned 107,080 units and managed 21,500 units owned and contributed by steamship lines for a total of 128,580 units. The net book value of our owned marine pool units amounted to $496.6 million as of June 30, 2013. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically 1 year in length. For the six months ended June 30, 2013, approximately 12% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

We also operate pools for domestic 53’ chassis at railroad ramps throughout the United States. As of June 30, 2013, we had 59,727 units, including 9,752 that we lease-in, engaged in providing this service. The net book value of the domestic pool units that we own totaled $400.7 million, as of June 30, 2013. Currently, we have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies that operate standard-size domestic intermodal equipment. A large portion of our domestic units are leased under these contracts and under similar contracts with other customers and contain minimum chassis usage subscription levels. For the six months ended June 30, 2013, approximately 44% of domestic chassis pool revenue was generated under subscription arrangements.

Other revenue

Other revenue is derived from three primary sources: maintenance and repair service revenue, repositioning revenue and management services revenue.

Primary operating performance metrics

Revenue growth for our business is driven by the size of our fleet, utilization of our equipment and average lease rates.  We plan to grow our fleet by investing in new, used and remanufactured chassis.  Our utilization rates are determined by the percentage of our total fleet that is on-hire, excluding chassis awaiting the remanufacture process.  Typically, pooled chassis are in use by a customer between 70% and 90% of the time depending upon seasonality.  However, to the extent our equipment is either assigned to chassis pools or managed by a third party, the equipment is considered fully utilized since it is not available for us to lease regardless of whether all of the units are generating income. The increase in utilization rates is, in part, due to the fact that as we grow our pools and allocate more chassis to pools, such assets are considered fully utilized and, therefore, increase our utilization rate. As of June 30, 2013 and 2012, our utilization rates were 92.2% and 89.7%, respectively.

Equipment lease rates are a function of several factors, including new equipment prices, which are primarily influenced by the price of steel, interest rates and the number of available chassis in the market, and demand, which is driven by import volumes. Average term lease rates are expected to change gradually as lease terms expire and new rates are set while marine and domestic pool rates are expected to rise more rapidly given the demand for the pool product. Average lease rate calculations are based on revenue earned divided by the average number of chassis on-hire for term lease products and pool products.

Customers pay higher per diem rates for our pool products compared to term lease products and direct finance lease products, which partially offsets higher operating costs and lower utilization rates for our pool products. In general, our profit margins tend to be higher with respect to our term leases versus our pool products since there are relatively few direct costs for term leases.

Our direct operating costs are a function of our leasing activity and utilization. As more units are turned in and leased out, our handling costs increase. Maintenance and repair expenses increase or decrease depending on the volume of repairs that we authorize. Repair volumes are dependent upon the number of chassis in our pools and the number of chassis returned to us upon the expiration of a term lease when sufficient demand exists to re-lease the chassis in a short period of time. As the manager in a chassis pool, we are responsible for the maintenance and repair of these chassis, which are evaluated for repairs each time they enter a port terminal or railroad ramp. With regard to our term lease chassis, we typically bear only the cost of maintenance and repair expenses related to ordinary wear and tear, and we evaluate and repair these term lease chassis when the lease term ends and the equipment is returned to us. With regard to direct finance lease products, all repairs are the responsibility of the lessee, and in most cases these units are purchased at the end of the term by the lessee. Storage charges for our units increase as our utilization declines and decrease as our utilization increases. Our selling, general and administrative expenses are driven by the size of our fleet and the complexity of our operations. Our capital costs are primarily driven by the size of our fleet, the price we pay for our assets and the cost of the debt associated with the purchase of those assets.

Operating costs

Our operating costs generally consist of direct operating costs, selling, general and administrative costs, capital costs associated with our equipment (depreciation and interest expense) as well as other costs.  Our direct operating costs include costs to position our equipment and costs paid to depots including maintenance and repair expenses, storage and handling charges and other miscellaneous costs.  Some of these costs are charged back to our lessees including the handling fees and a portion of the maintenance and repair expenses.  Our selling, general and administrative expenses reflect the cost of our personnel, including our senior management, sales, operations, finance and accounting staff as well as our information technology infrastructure.

Seasonality

Our business experiences seasonal revenue trends that correlate directly to increases in the importation of goods via intermodal containers and domestic container traffic linked to the movement of goods in anticipation of the year-end holiday season. The “peak” season generally begins in the early third quarter and then begins to slow in the late third quarter and early part of the fourth quarter. This is when our revenues are generally the highest. Our operating expenses will move in tandem with the increased volume of container traffic and are also impacted by the warmer weather during the summer months in the mid-western, southern and eastern parts of the United States. We generally experience higher volumes of tire replacement costs during these months. No other significant seasonal trends currently exist in our business.

Critical accounting policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events and/or circumstances that are outside of our control. If a significant unfavorable change were to occur affecting the underlying assumptions of such events or circumstances, a material adverse impact to our consolidated results of operations, financial position and liquidity could result. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included elsewhere in this prospectus.

Leasing equipment

Leasing equipment is primarily comprised of marine and domestic chassis. All equipment is recorded at cost and depreciated to an estimated residual value on a straight-line basis over the estimated useful life of the equipment.

Estimated useful lives and residual values have been principally determined based on our historical disposal and utilization experience. We view the inherent risk in these estimates to be low based on our experience in managing our fleet of chassis over the years.

Impairment of leasing equipment.  We review our leasing assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset group as a whole may not be recoverable. If indicators of impairment are present, a determination is made as to whether the carrying value of our fleet exceeds its estimated future undiscounted cash flows. Impairment exists when the carrying value of leasing assets taken as a whole exceeds the sum of the related undiscounted cash flows. Our review for impairment includes considering the existence of impairment indicators including third-party appraisals of our equipment, adverse changes in market conditions or the future utility of specific long-lived assets, shrinkage and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of our equipment.

Among the impairment indicators noted above, we view the impact of a downturn in the global economy as having the most significant impact and volatility on our leasing asset valuation estimates. While we have experienced volatility in our impairment associated with shrinkage and decisions to no longer support certain types of chassis in recent years, we believe we have the appropriate controls and influence over these matters and do not view them as being of a high risk nature in the future. When indicators of impairment suggest that the carrying value of our leasing assets may not be recoverable, we determine whether the impairment recognition criteria have been met by evaluating whether the carrying value of the leasing assets taken as a whole exceeds the related undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. The preparation of the related undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, and the residual value expected to be realized upon disposition of the assets, estimated downtime between re-leasing events and the amount of re-leasing costs. While we believe the estimates and assumptions used in developing our undiscounted future cash flows of our leasing equipment are reasonable, if a significant unfavorable change were to occur affecting the underlying assumptions of such future events or circumstances, a material adverse impact to our consolidated results and financial position could result.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC, goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such review is subjective and relies upon the collective insight and experience of the senior management team. Management has determined that there are two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance has been assigned to these two reporting units using a relative fair value allocation approach. The goodwill assigned to the Marine Market segment exceeded its carrying value by approximately 25%, and the goodwill assigned to the Domestic Market segment exceeded its carrying value by approximately 66% as of December 31, 2012.

We evaluate the recoverability of goodwill using a two-step impairment test approach. In the first step, our fair value is compared to its carrying value including goodwill. Fair value is estimated using a discounted cash flow analysis based on current operating budgets and long-range projections. The assumptions for the projections are based on management’s historical experience as well as their future expectations of market conditions. Estimated cash flows are discounted based on market comparable weighted-average cost of capital rates derived from the capital asset pricing model. The inputs to the model were primarily derived from publicly available market data. Although management uses the best estimates available, if actual results fall below the estimated budgets and long range projections used for the fair value calculation or cost of capital rates differ from the inputs used to calculate discounted cash flow, a different result could be obtained.

Derivative instruments and hedging activities

We account for derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC. The FASB ASC requires that all derivative instruments be recorded on the balance sheet at their fair value and establishes criteria for both the designation and effectiveness of hedging activities. We have entered into derivative instruments in the form of interest rate swaps, which are used to reduce our interest rate risk. Through these interest rate swaps, we receive floating rate payments in exchange for fixed rate payments, effectively converting our floating rate debt to fixed rate debt. We estimate fair values for our derivative instruments. Since our derivative instruments are not publicly traded on an organized exchange, in the absence of quoted market prices, we develop an estimate of fair value using cash flows discounted at relevant market interest rates in effect at the period close. The use of fair value techniques involves significant judgments and assumptions, including estimates of future interest rate levels based on interest rate yield curves, credit spreads of our counterparties, volatility factors, and an estimation of the timing of future cash flows. The use of different assumptions may have a material effect on the estimated fair value amounts recorded in our consolidated financial statements. As a matter of policy, we do not enter into derivative instruments for speculative purposes.

The manner in which a derivative instrument is recorded depends on whether it qualifies for hedge accounting. Hedge accounting requires that, at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designed as hedges compared to changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment, which is performed at least quarterly, involves an estimation of changes in fair value resulting from changes in interest rates, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in our statement of operations. Once qualified, we apply hedge accounting and designate and account for interest rate swap contracts as cash flow hedges. For effective cash flow hedges, changes in fair value are deferred and recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. The ineffective portion of cash flow hedges is recognized in earnings immediately and recorded in Interest expense in the Consolidated Statements of Operations.

Provision for doubtful accounts

During 2011 and continuing in 2012, certain of our shipping line customers began migrating away from providing chassis as an integral part of their transportation-related services. As a result, we are providing a greater number of chassis directly to motor carriers who represent a higher credit risk than our traditional customer base that generally consists of larger companies with greater liquidity and resources. Notwithstanding this change, our methodology for assessing the adequacy of the provision for doubtful accounts has not changed significantly.

We determine the provision for doubtful accounts based on our assessment of the collectability of our receivables. We identify these accounts based on two methods: (1) a customer-by-customer basis and (2) an allowance method. In the first method, we review certain accounts based on size, payment history and third-party credit reports and place a likelihood of default percentage on each account individually. Under the allowance method, we apply a delinquency factor based on prior history which represents our best estimate of those accounts that will become uncollectible. While we believe our process for identifying credit risk in our customer base is effective, changes in economic conditions may require a re-assessment of the risk and could result in increases or decreases in the allowance for doubtful accounts.

Provision (benefit) for income taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we were to determine that we would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision (or increase the benefit) for income taxes. Currently, we do not record valuation allowances on the majority of our tax loss carryforwards as there are adequate deferred tax liabilities that could be realized within the carryforward period.

Income taxes have been provided based upon the tax laws and rates in countries in which our operations are conducted and income is earned. Our chassis leasing business is domiciled in the United States and, therefore, income is subject to United States taxation. The provision for income taxes recorded relates to the income earned by certain of our subsidiaries, which are located in or have earned income in jurisdictions that impose income taxes, primarily in the United States. We are also subject to income tax in Canada and Mexico.

The rules governing taxation are complex and subject to varying interpretations. Therefore, our tax accruals reflect a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe the estimates and assumptions supporting our tax accruals are reasonable, the potential result of an audit or litigation related to tax could include a range of outcomes, and could result in tax liabilities materially different than those reflected in our consolidated financial statements.

Comparison of our consolidated results for the three months ended June 30, 2013 to the three months ended June 30, 2012

	Three Months Ended June 30,		Variance
	2013	2012	$ change	% change
Revenues:
Equipment leasing revenue	$111,967	$86,082	$25,885	30
Finance revenue	808	1,323	(515)	(39)
Other revenue	14,257	8,413	5,844	70
Total revenues	$127,032	$95,818	$31,214	33
Expenses:
Direct operating expenses	73,193	50,590	22,603	45
Selling, general and administrative expenses	13,747	11,847	1,900	16
Depreciation expense	17,689	16,477	1,212	7
Provision for doubtful accounts	2,551	698	1,853	266
Impairment of leasing equipment	431	617	(186)	(30)
Loss on retirement of debt	248	128	120	93
Interest expense	22,688	15,820	6,868	43
Interest income	(269)	(6)	(263)	**
Other income, net	(1,192)	(415)	(777)	187
Total expenses	129,086	95,756	33,330	35
(Loss) income before (benefit) provision for income taxes	(2,054)	62	(2,116)	**
(Benefit) provision for income taxes	(821)	26	(847)	**
Net (loss) income	$(1,233)	$36	$(1,269)	**
Adjusted net income(1)	$3,005	$1,590	$1,415	89
Adjusted EBITDA(1)	$39,194	$35,503	$3,691	10

**                                  Not meaningful

(1)                                 For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures—Adjusted EBITDA.

Revenues

Total Company revenue was $127.0 million for the three months ended June 30, 2013 compared to $95.8 million for the three months ended June 30, 2012, an increase of $31.2 million or 33%.

Equipment leasing revenue for all product offerings was $112.0 million for the three months ended June 30, 2013 compared to $86.1 million for the three months ended June 30, 2012, an increase of $25.9 million or 30%. This increase was primarily the result of a 12% increase in average daily per diem rates, which resulted in an increase in equipment leasing revenue of $12.3 million, and an increase in the average on-hire fleet of approximately 33,300 chassis, or 16%, which led to an increase in equipment leasing revenue of $13.6 million.

The increase in average daily per diem rates is primarily due to our ability to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services, in addition to negotiated rate increases to shipping line, railroad and intermodal logistics customers and, in general, a product mix shift away from term leasing and towards pools where the per diem rates are significantly higher. The increase in the average on-hire fleet was primarily due to growth in both the marine and domestic pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 25,820 chassis from our shipping line customers from July 1, 2012 through June 30, 2013 as well as a shift of 33,330 term lease units into our pools and an increase in the number of managed units.  Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

Finance revenue was $0.8 million for the three months ended June 30, 2013 compared to $1.3 million during the three months ended June 30, 2012, a decrease of $0.5 million or 38%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $18.6 million due to normal amortization through principal payments.

Other revenue was $14.2 million for the three months ended June 30, 2013 compared to $8.4 million for the three months ended June 30, 2012, an increase of $5.8 million or 69%. This increase was primarily attributable to $6.1 million in term lease termination fees and a $0.6 million increase in billings to pool customers for the repositioning of equipment and repairs, partially offset by a $0.9 million reduction in fees earned from chassis pool management services and other revenues.

Marine Market segment

Total Marine Market segment revenue was $86.3 million for the three months ended June 30, 2013 compared to $57.3 million for the three months ended June 30, 2012, an increase of $29.0 million or 51%.

	Three Months Ended June 30,
Key Operating Statistics	2013	2012	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$63,077	$35,245	$27,832	79
Average Total Fleet	119,283	62,873	56,410	90
Average Daily Revenue per Chassis	$5.81	$6.16	$(0.35)	(6)
Term Lease Statistics
Per Diem Revenue	$11,636	$18,036	$(6,400)	(35)
Average Total Fleet	51,165	79,567	(28,402)	(36)
Average Daily Revenue per Chassis	$2.50	$2.49	$0.01	—

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $74.7 million for the three months ended June 30, 2013 compared to $53.3 million for the three months ended June 30 2012, an increase of $21.4 million or 40%. Marine pool per diem revenues increased $27.8 million or 79% due to a 90% increase in average number of chassis in our marine pools partially offset by a 6% decrease in the average daily per diem rate. The increased number of chassis in our marine pools is due to the Company’s purchase of 25,820 chassis from our shipping line customers during the period from July 1, 2012 through June 30, 2013 as well as a shift of 33,330 term lease units from our term lease product toward our pools and an increase in managed units as our shipping line customer transition to the motor carrier model during that same period of time.  The decrease in the average daily per diem rates in marine pools is primarily due to the large number of chassis added to our marine pools during the second quarter when our volumes have been historically lower than other times of the year, partially offset by a favorable mix of higher per diem rates charged to motor carriers, as well as negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 45% in the second quarter of 2013 from 25% in the second quarter of 2012. Marine term lease revenues decreased $6.4 million or 36% due to a 36% decrease in the average number of units on-hire slightly offset by a 1% increase in the average per diem rate.

Finance revenue was $0.8 million for the three months ended June 30, 2013 compared to $1.3 million for the three months ended June 30, 2012, a decrease of $0.5 million or 38%. This decrease was due to a lower principal balance outstanding on direct finance leases as normal amortization payments were received.

Other revenue was $10.8 million for the three months ended June 30, 2013 compared to $2.7 million during the three months ended June 30, 2012, an increase of $8.1 million. The increase was primarily due to $6.1 million in term lease termination fees and a $1.9 million increase in amounts re-billable to customers for damage incurred while the chassis was on lease and pool repositioning expenses incurred to rebalance our pools. Additionally, management fees increased in the second quarter of 2013 by $0.1 million due to a new west coast pool management agreement.

Domestic Market segment

Total Domestic Market segment revenue was $39.0 million for the three months ended June 30, 2013 compared to $35.2 million for the three months ended June 30, 2012, an increase of $3.8 million or 11%.

	Three Months Ended June 30,
Key Operating Statistics	2013	2012	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$32,638	$28,301	$4,337	15
Average Total Fleet	59,869	54,599	5,270	10
Average Daily Revenue per Chassis	$5.99	$5.70	$0.29	5
Term Lease Statistics
Per Diem Revenue	$4,615	$4,501	$114	3
Average Total Fleet	14,098	14,035	63	1
Average Daily Revenue per Chassis	$3.60	$3.52	$0.08	2

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $37.3 million for the three months ended June 30, 2013 compared to $32.8 million for the three months ended June 30, 2012, an increase of $4.5 million or 14%. Domestic pool revenues increased $4.3 million or 15% due to a 5% increase in average per diem rates and a 10% increase in the average number of chassis in our domestic pools. The increase in the average daily per diem rates in the domestic pool is primarily due to negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues increased $0.1 million or 3% due to a 1% increase in the average number of chassis on lease and a 2% increase in the average per diem rates.

No Finance revenue was recorded for the three months ended June 30, 2013 compared to $0.1 million for the three months ended June 30, 2012, a $0.1 million decrease due to the contractual termination of a domestic container lease.

Other revenue was $1.8 million for the three months ended June 30, 2013 compared to $2.4 million for the three months ended June 30, 2012, a decrease of $0.6 million or 25%. The decrease is attributable to amounts re-billable to customers for damage incurred while the chassis was on lease and for pool repositioning expenses incurred to rebalance our pools.

Direct operating expenses

Total Company direct operating expenses were $73.2 million for the three months ended June 30, 2013 compared to $50.6 million for the three months ended June 30, 2012, an increase of $22.6 million or 45%.  Maintenance and repair costs increased $17.9 million or 52%, which was primarily due to a 53% increase in the average number of chassis operating in marine and domestic chassis pools.  Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $3.6 million.  Other direct operating costs also increased by $1.1 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $52.7 million for the three months ended June 30, 2013 compared to $29.0 million for the three months ended June 30, 2012, reflecting an increase of $23.7 million or 82%. This increase was primarily due to increased maintenance and repair expenses of $17.4 million or 82%, which was primarily due to a 90% increase in the average number of chassis operating in the marine pools, a $3.6 million increase in positioning expense and a $1.2 million increase in pool usage expenses. Additionally, there was an increase of $1.5 million in other direct operating expenses.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $16.9 million for the three months ended June 30, 2013 compared to $16.6 million for the three months ended June 30, 2012, reflecting an increase of $0.3 million or 2%.  Maintenance and repairs expense increased $1.2 million or 11% primarily due to a 10% increase in the average number of chassis operating in the domestic pool, partially offset by a $0.9 million reduction in daily chassis usage fees.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Variance	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$86,306	$57,260	$29,046	$23,845	$23,240	$605
Domestic Market segment	39,053	35,246	3,807	18,987	15,463	3,524
Total Reportable segments	$125,359	$92,506	$32,853	$42,832	$38,703	$4,129
Other	1,673	3,312	(1,639)	(3,638)	(3,200)	(438)
Total Company	$127,032	$95,818	$31,214	$39,194	$35,503	$3,691

Principal collections on direct finance leases				(1,401)	(1,941)
Non-cash stock compensation				(252)	(879)
Depreciation expense				(17,689)	(16,477)
Impairment of leasing equipment				(431)	(617)
Loss on retirement of debt				(248)	(128)
Interest expense				(22,688)	(15,820)
Other income				1,192	415
Interest income				269	6
(Loss) income before (benefit) provision for income taxes				(2,054)	62
(Benefit) provision for income taxes				(821)	26
Net (loss) income				$(1,233)	$36

Selling, general and administrative expenses

Selling, general and administrative expenses were $13.7 million for the three months ended June 30, 2013 compared to $11.8 million for the three months ended June 30, 2012, an increase of $1.9 million or 16%. This increase was primarily due to incremental employee-related costs resulting from headcount additions.

Depreciation expense

Depreciation expense was $17.7 million for the three months ended June 30, 2013 compared to $16.5 million for the three months ended June 30, 2012, an increase of $1.2 million or 7%. This increase was primarily due to   depreciation on chassis acquired during the period from July 1, 2012 through June 30, 2013. These chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate away from providing chassis as an integral part of their transportation-related services and domestic chassis to support the growth in the domestic pool.

Provision for doubtful accounts

The provision for doubtful accounts was $2.6 million for the three months ended June 30, 2013 compared to $0.7 million for the three months ended June 30, 2012, an increase of $1.9 million.  The increase was primarily attributable to a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate away from providing chassis as an integral part of their transportation-related services. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $0.4 million during the three months ended June 30, 2013 compared to $0.6 million during the three months ended June 30, 2012, a decrease of $0.2 million or 33%. This decrease in impairment of leasing equipment was primarily due to a lesser number of end-of-life chassis impaired in the second quarter of 2013 as compared to the second quarter of 2012.

Loss on retirement of debt

During the three months ended June 30, 2013 and 2012, the Company exercised early purchase options on several capital leases.  In accordance with the exercise of the options, the Company recognized a loss on the retirement of debt in the amount of $0.2 million and $0.1 million during the three months ended June 30, 2013 and 2012, respectively.  These losses related to contractual premiums paid and the write-off of previously capitalized costs.

Interest expense

Interest expense was $22.7 million for the three months ended June 30, 2013 compared to $15.8 million for the three months ended June 30, 2012, an increase of $6.9 million or 44%. The non-cash interest portion of this increase (consisting of deferred financing fees, amortized losses on terminations of derivative instruments, fair value adjustments for derivative instruments and certain fair value adjustments to our debt instruments recorded at our acquisition date) amounted to $5.0 million, while the cash interest portion of this increase amounted to $1.9 million. The increase in non-cash interest expense was primarily due to a $4.2 million increase in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements and a $0.8 million increase in the amortization of deferred financing fees incurred in connection with the sale of the Original Notes and the ABL Facility in August 2012. The increase in cash interest expense in the second quarter of 2013 was primarily due to a $192.4 million increase in the average balance of debt outstanding during the year which yielded incremental cash interest expense of $2.9 million. Partially offsetting this increase was a reduction in the weighted-average interest rate from 5.97% during the first quarter of 2012 to 5.62% during the first quarter of 2013, which accounted for a $1.0 million decrease in cash interest expense. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis fleet and to settle the outstanding liability position of interest rate swap agreements related to the August 2012 refinancing of our senior secured credit agreement with BNP Paribas CC, Inc. (f/k/a Fortis Capital Corp.) and a group of lenders, with Fortis acting as the agent and our term loan with DVB Bank SE and ING.

Other income, net

Other income, net for the three months ended June 30, 2013 was $1.2 million compared to $0.4 million for the three months ended June 30, 2012.  The increase of $0.8 million was primarily due to a gain on the sale of domestic containers.

(Benefit) provision for income taxes

The effective income tax rates for the three months ended June 30, 2013 and 2012 were (40%) and 42%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net (loss) income

Net loss was $1.2 million for the three months ended June 30, 2013 compared to net income of $36 thousand for the three months ended June 30, 2012. The decrease in the net income was attributable to the items noted above.

Comparison of our consolidated results for the six months ended June 30, 2013 to the six months ended June 30, 2012

	Six Months Ended June 30,		Variance
	2013	2012	$ change	% change
Revenues:
Equipment leasing revenue	$219,514	$169,302	$50,212	30
Finance revenue	1,818	2,698	(880)	(33)
Other revenue	23,599	17,014	6,585	39
Total revenues	$244,931	$189,014	$55,917	30
Expenses:
Direct operating expenses	134,196	94,909	39,287	41
Selling, general and administrative expenses	27,261	23,044	4,217	18
Depreciation expense	34,963	33,001	1,962	6
Provision for doubtful accounts	4,707	1,813	2,894	160
Impairment of leasing equipment	2,564	1,992	572	29
Loss on retirement of debt	895	149	746	501
Interest expense	45,410	31,963	13,447	42
Interest income	(271)	(21)	(250)	**
Other income, net	(1,990)	(551)	(1,439)	261
Total expenses	247,735	186,299	61,436	33
(Loss) income before (benefit) provision for income taxes	(2,804)	2,715	(5,519)	(203)
(Benefit) provision for income taxes	(1,136)	1,154	(2,290)	(198)
Net (loss) income	$(1,668)	$1,561	$(3,229)	(206)
Adjusted net income(1)	$7,208	$4,140	$3,068	74
Adjusted EBITDA(1)	$82,161	$74,012	$8,149	11

**                                  Not meaningful

(1)         For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures—Adjusted EBITDA.

Revenues

Total Company revenue was $244.9 million for the six months ended June 30, 2013 compared to $189.0 million for the six months ended June 30, 2012, an increase of $55.9 million or 30%.

Equipment leasing revenue for all product offerings was $219.5 million for the six months ended June 30, 2013 compared to $169.3 million for the six months ended June 30, 2012, an increase of $50.2 million or 30%. This increase was primarily the result of a 14% increase in average daily per diem rates, which resulted in an increase in equipment leasing revenue of $26.9 million, and an increase in the average on-hire fleet of approximately 30,300 chassis, or 14%, which led to an increase in equipment leasing revenue of $23.3 million.

The increase in average daily per diem rates is primarily due to our ability to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services, in addition to negotiated rate increases to shipping line, railroad and intermodal logistics customers and, in general, a product mix shift away from term leasing and towards pools where the per diem rates are significantly higher. The increase in the average on-hire fleet was primarily due to growth in both the marine and domestic pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 25,820 units from our shipping line customers from July 1, 2012 through June 30, 2013 as well as a shift of 33,330 term lease units into our pools and an increase in the number of managed units.  Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

Finance revenue was $1.8 million for the six months ended June 30, 2013 compared to $2.7 million during the six months ended June 30, 2012, a decrease of $0.9 million or 33%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $17.1 million due to normal amortization through principal payments.

Other revenue was $23.6 million for the six months ended June 30, 2013 compared to $17.0 million for the six months ended June 30, 2012, an increase of $6.6 million or 39%. This increase was primarily attributable to $6.1 million in fees charged to customers terminating term leases prior to their contractual expiration date, fees earned for arranging the sale of managed containers to a third-party and increased management fees, partially offset by decreases in billings to pool customers for the repositioning of equipment and repairs and lower scrap metal proceeds in connection with the disposal of end-of-life chassis frames.

Marine Market segment

Total Marine Market segment revenue was $162.1 million for the six months ended June 30, 2013 compared to $112.1 million for the six months ended June 30, 2012, an increase of $50.0 million or 45%.

	Six Months Ended June 30,
Key Operating Statistics	2013	2012	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$120,096	$67,165	$52,931	79
Average Total Fleet	109,491	59,980	49,511	83
Average Daily Revenue per Chassis	$6.06	$6.15	$(0.09)	(2)
Term Lease Statistics
Per Diem Revenue	$26,229	$37,379	$(11,150)	(30)
Average Total Fleet	57,784	82,809	(25,025)	(30)
Average Daily Revenue per Chassis	$2.51	$2.48	$0.03	1

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $146.3 million for the six months ended June 30, 2013 compared to $104.5 million for the six months ended June 30 2012, an increase of $41.8 million or 40%. Marine pool per diem revenues increased $52.9 million or 79% due to an 83% increase in average number of chassis in our marine pools partially offset by a 2% decrease in the average daily per diem rate. The increased number of chassis in our marine pools is due to the Company’s purchase of 25,820 chassis from our shipping line customers during the period from July 1, 2012 through June 30, 2013 as well as a shift of 33,330 term lease units from our term lease product toward our pools and an increase in managed units as our shipping line customer transition to the motor carrier model during that same period of time.  The decrease in the average daily per diem rates in marine pools is primarily due to the large number of chassis added to our marine pools during the six months ended June 30, 2013 and particularly in the second quarter when our volumes have been historically lower than other times of the year, partially offset by a favorable mix of higher per diem rates charged to motor carriers, as well as negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 40% for the six months ended June 30, 2013 from 24% in the six months ended June 30, 2012. Marine term lease revenues decreased $11.2 million or 30% due to a 30% decrease in the average number of units on-hire slightly offset by a 1% increase in the average per diem rate.

Finance revenue was $1.8 million for the six months ended June 30, 2013 compared to $2.6 million for the six months ended June 30, 2012, a decrease of $0.8 million or 31%. This decrease was due to a lower principal balance outstanding on direct finance leases as normal amortization payments are received.

Other revenue was $14.0 million for the six months ended June 30, 2013 compared to $5.0 million during the six months ended June 30, 2012, an increase of $9.0 million or 180%. The increase was primarily attributable to $6.1 million in fees charged to customers terminating term leases prior to their contractual expiration date and $2.6 million re-billable to customers for damage incurred while the chassis was on lease and pool repositioning expenses incurred to rebalance our pools. Additionally, management fees increased in the first half of 2013 by $0.3 million due to a new west coast pool management agreement.

Domestic Market segment

Total Domestic Market segment revenue was $76.3 million for the six months ended June 30, 2013 compared to $68.8 million for the six months ended June 30, 2012, an increase of $7.5 million or 11%.

	Six Months Ended June 30,
Key Operating Statistics	2013	2012	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$64,050	$55,963	$8,087	14
Average Total Fleet	59,841	54,317	5,524	10
Average Daily Revenue per Chassis	$5.91	$5.66	$0.25	4
Term Lease Statistics
Per Diem Revenue	$9,138	$8,795	$343	4
Average Total Fleet	14,182	13,869	313	2
Average Daily Revenue per Chassis	$3.56	$3.48	$0.08	2

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $73.2 million for the six months ended June 30, 2013 compared to $64.8 million for the six months ended June 30, 2012, an increase of $8.4 million or 13%. Domestic pool revenues increased $8.1 million or 14% due to a 4% increase in average per diem rates and a 10% increase in the average number of chassis in our domestic pools. The increase in the average daily per diem rates in the domestic pool is primarily due to negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues increased $0.3 million or 4% due to a 2% increase in the average number of chassis on lease and a 2% increase in the average per diem rates.

No Finance revenue was recorded for the six months ended June 30, 2013 compared to $0.1 million for the six months ended June 30, 2012, a $0.1 million decrease due to the contractual termination of a domestic container lease.

Other revenue was $3.2 million for the six months ended June 30, 2013 compared to $3.9 million for the six months ended June 30, 2012, a decrease of $0.7 million or 18%. The decrease is attributable to amounts re-billable to customers for damage incurred while the chassis was on lease and pool repositioning expenses incurred to rebalance our pools.

Direct operating expenses

Total Company direct operating expenses were $134.2 million for the six months ended June 30, 2013 compared to $94.9 million for the six months ended June 30, 2012, an increase of $39.3 million or 41%.  Maintenance and repair expenses increased $29.9 million or 46%, which was primarily due to a 48% increase in the average number of chassis operating in marine and domestic chassis pools. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in daily chassis usage fees and repositioning and handling expenses of $6.6 million and $0.2 million, respectively.  Additionally, there was an increase of $2.6 million in other direct operating expenses.

Marine Market segment

Direct operating expenses for the Marine Market segment were $93.8 million for the six months ended June 30, 2013 compared to $53.8 million for the six months ended June 30, 2012, reflecting an increase of $40.0 million or 74%. Maintenance and repair expenses increased $28.7 million or 72%, primarily due to an 82% increase in the average number of chassis operating in our marine pools, a $6.4 million increase in positioning expense and a $2.5 million increase in chassis rental expenses. Additionally, there was an increase of $2.4 million in other direct operating expenses.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $32.5 million for the six months ended June 30, 2013 compared to $30.5 million for the six months ended June 30, 2012, reflecting an increase of $2.0 million or 7%. Maintenance and repair expenses increased $2.9 million or 15% primarily due to a 10% increase in the average number of chassis operating in our domestic pool, partially offset by a decrease of $0.9 million in chassis rental expenses.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Variance	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$162,123	$112,074	$50,049	$49,377	$47,617	$1,760
Domestic Market segment	76,342	68,769	7,573	37,476	32,056	5,420
Total Reportable segments	$238,465	$180,843	$57,622	$86,853	$79,673	$7,180
Other	6,466	8,171	(1,705)	(4,692)	(5,661)	969
Total Company	$244,931	$189,014	$55,917	$82,161	$74,012	$8,149

Principal collections on direct finance leases				(2,861)	(3,885)
Non-cash stock compensation				(533)	(879)
Depreciation expense				(34,963)	(33,001)
Impairment of leasing equipment				(2,564)	(1,992)
Loss on retirement of debt				(895)	(149)
Interest expense				(45,410)	(31,963)
Other income				1,990	551
Interest income				271	21
(Loss) income before (benefit) provision for income taxes				(2,804)	2,715
(Benefit) provision for income taxes				(1,136)	1,154
Net (loss) income				$(1,668)	$1,561

Selling, general and administrative expenses

Selling, general and administrative expenses were $27.2 million for the six months ended June 30, 2013 compared to $23.0 million for the six months ended June 30, 2012, an increase of $4.2 million or 18%. This increase was primarily due to incremental employee-related costs resulting from headcount additions.

Depreciation expense

Depreciation expense was $35.0 million for the six months ended June 30, 2013 compared to $33.0 million for the six months ended June 30, 2012, an increase of $2.0 million or 6%. This increase was primarily due to   depreciation on chassis acquired during the period from July 1, 2012 through June 30, 2013. These chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate away from providing chassis as an integral part of their transportation-related services and domestic chassis to support the growth in the domestic pool.

Provision for doubtful accounts

The provision for doubtful accounts was $4.7 million for the six months ended June 30, 2013 compared to $1.8 million for the six months ended June 30, 2012, an increase of $2.9 million.  The increase was primarily attributable to a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate away from providing chassis as an integral part of their transportation-related services. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $2.6 million during the six months ended June 30, 2013 compared to $2.0 million during the six months ended June 30, 2012, an increase of $0.6 million or 30%. This increase in impairment of leasing equipment was primarily due to a greater number of end-of-life chassis impaired in the first half of 2013 as compared to the first half of 2012.

Loss on retirement of debt

During the six months ended June 30, 2013 and 2012, the Company exercised early purchase options on several capital leases.  In accordance with the exercise of the options, the Company recognized a loss on the retirement of debt in the amount of $0.9 million and $0.1 million during the six months ended June 30, 2013 and 2012, respectively.  These losses related to contractual premiums paid and the write-off of previously capitalized costs.

Interest expense

Interest expense was $45.4 million for the six months ended June 30, 2013 compared to $32.0 million for the six months ended June 30, 2012, an increase of $13.4 million or 42%. The non-cash interest portion of this increase (consisting of deferred financing fees, amortized losses on terminations of derivative instruments, fair value adjustments for derivative instruments and certain fair value adjustments to our debt instruments recorded at our acquisition date) amounted to $10.1 million, while the cash interest portion of this increase amounted to $3.3 million. The increase in non-cash interest expense was primarily due to an $8.6 million increase in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements and a $1.6 million increase in the amortization of deferred financing fees incurred in connection with the sale of the Original Notes and the ABL Facility in August 2012. The increase in cash interest expense for the six months ended June 30, 2013 was primarily due to a $174.4 million increase in the average balance of debt outstanding during the year which yielded incremental cash interest expense of $5.2 million. Partially offsetting this increase was a reduction in the weighted-average interest rate from 5.97% during the first six months of 2012 to 5.64% during the first six months of 2013, which accounted for a $1.9 million decrease in cash interest expense. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis fleet and to settle the outstanding liability position of interest rate swap agreements related to the August 2012 refinancing of our  senior secured credit agreement with BNP Paribas CC, Inc. (f/k/a Fortis Capital Corp.) and a group of lenders, with Fortis acting as the agent and our term loan with DVB Bank SE and ING.

Other income, net

Other income, net for the six months ended June 30, 2013 was $2.0 million compared to $0.6 million for the six months ended June 30, 2012.  The increase of $1.4 million was primarily due to a gain on the sale of domestic containers and the reversal of a residual value liability related to the sale of managed domestic containers.

(Benefit) provision for income taxes

The effective income tax rates for the six months ended June 30, 2013 and 2012 were (41%) and 43%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net (loss) income

Net loss was $1.7 million for the six months ended June 30, 2013 compared to net income of $1.6 million for the six months ended June 30, 2012. The decrease in the net income was attributable to the items noted above.

Liquidity and Capital Resources

General

We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, lines of credit and other secured and unsecured borrowings.

Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections and billings to lessees for maintenance and repair, repositioning and co-op management fees. Cash flow provided by operating activities was $28.3 million and $39.4 million for the six months ended June 30, 2013 and 2012, respectively.

Credit Facility

On August 9, 2012, Interpool together with certain of its subsidiaries, the Company and TRAC Intermodal Corp. entered into a $725.0 million asset-based, senior secured credit agreement with lenders party thereto and JPMorgan Chase Bank, N.A. acting as the administrative agent that has been amended from time to time to increase the aggregate principal amount of the facility.  As of June 30, 2013, the total aggregate commitment was $910.0 million. In connection with the ABL Facility, certain rental fleet assets, accounts receivable, instruments, documents, equipment, machinery, deposit, lockbox and securities accounts, investment property, chattel paper, general intangibles and other assets, as agreed, are being pledged for the benefit of the lenders, the administrative agent, the issuing bank and certain other parties as collateral security for the payment and performance of our obligations under the ABL Facility and the related loan documents.

The ABL Facility has a five-year maturity and borrowings are limited to a maximum amount equal to the sum of (i) 85% multiplied by eligible accounts receivable (including Canadian accounts receivable), plus (ii) the lesser of (a) 85% multiplied by the net book GAAP depreciated value of eligible rental fleet assets (including rental fleet assets located in Canada and up to $15.0 million located in Mexico) and (b) 80% multiplied by the net orderly liquidation value percentage identified in the most recent rental fleet asset appraisals multiplied by the net book GAAP depreciated value (or the net investment in accordance with U.S. GAAP with respect to direct finance leases) of eligible rental fleet assets (including rental fleet assets located in Canada and up to $15.0 million located in Mexico), less (iii) reserves established by JPMorgan Chase Bank, N.A., acting as the administrative agent (the “Advance Rate”). The ABL Facility bears an interest rate equal to the Adjusted LIBOR plus 2.75% or the Alternate Base Rate plus 1.75% (each as defined in the ABL Facility). Field exams and appraisals will be conducted on a periodic basis, which frequency increases subject to certain availability triggers or during the continuance of an event of default.

The ABL Facility contains various representations and covenants, including financial covenants.  As of June 30, 2013, the Company was in compliance with all such covenants.  The information related to the ABL Facility is a summary and does not purport to represent all information regarding the ABL Facility.  For a complete description of the ABL Facility, see the full ABL Facility agreement included in our Registration Statement Form S-4 under the Securities Act of 1933 filed with the SEC on May 20, 2013.

Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were $1,146.2 million as of June 30, 2013 and $1,108.4 million as of December 31, 2012. As of June 30, 2013, we had $675.0 million outstanding under the ABL Facility and the ability to draw $235.0 million. No other amounts are available to draw under other currently secured or unsecured borrowings. On July 31, 2013, we further amended the ABL Facility for a $40.0 million increase in committed funds, bringing the total commitment by lenders to $950.0 million.

Other Considerations

As of June 30, 2013, we had approximately $38.1 million of scheduled debt amortization over the next 12 month period.  These amounts do not include $61.0 million of interest payments, $11.6 million of asset purchase commitments and $5.0 million of operating lease commitments existing as of June 30, 2013 and maturing over the next 12 months.

An intercompany note was entered into between TRAC Intermodal LLC and Interpool with terms identical to the notes since proceeds from the Original Notes were used to repay debt owed by Interpool. Under the intercompany note, Interpool will provide the funds for TRAC Intermodal LLC to service the interest and debt payments due under the notes. Certain laws restrict the ability of our subsidiaries to pay us dividends or make loans and advances to us. In addition, the indenture governing the notes and our ABL Facility contain various covenants that limit our subsidiaries’ ability to pay us dividends or make other distributions or intercompany payments to us, subject to certain qualifications and exceptions.

We expect that cash flows from operations and principal collections on direct finance leases will be sufficient to meet our liquidity needs for 2013. Current projections of cash flows from operations are expected to be sufficient to fund maturing debt and contractual obligations in 2013. We believe that we will be able to maintain compliance with any applicable covenants in our indebtedness for the next 12 months. We may need to borrow funds to finance the purchases of new and used assets or to remanufacture assets to expand the business. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.  See Item 1A. Risk Factors to Part II of this report.

Historically, the Company has had the ability to service debt obligations and to obtain additional financing as needed by the business. The majority of our debt is secured by long-lived assets which have proven to be an attractive collateral source for our lenders evidenced by our long history of obtaining capital lease obligations, term-loans and most recently, asset backed lending.

Liquidity needs for acquisition of new chassis

We expect to invest substantial funds to acquire new and used chassis and remanufacture chassis, although there can be no assurances as to the timing and amount of such acquisitions. In 2012, $103.0 million was invested to acquire both marine and domestic chassis. Of this amount, we acquired $52.3 million of shipping line chassis as part of our strategy to convert shipping lines to the motor carrier model, in addition to $50.6 million for the acquisition and refurbishment of domestic pool chassis to support organic growth in the domestic pool market. During the six months ended June 30, 2013, $88.7 million was invested to acquire both marine and domestic chassis. Of this amount, we acquired $60.4 million of marine chassis as part of our strategy to convert shipping lines to the motor carrier model while investing $28.3 million in domestic pool assets, of which $23.6 million was used to purchase previously leased chassis and $4.7 million was used to grow the domestic pool market. We anticipate additional equipment purchases during the remainder of 2013; however, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors detailed in Item 1A. Risk Factors to Part II of this report could limit our ability to raise funds and further the growth of our business.

Cash flow

Cash flow information for the six months ended June 30, 2013 and 2012.

	Six months Ended June 30,
(Dollars in thousands)	2013	2012
Net cash provided by operating activities	$28,275	$39,371
Net cash used in investing activities	(83,168)	(11,216)
Net cash provided by (used in) financing activities	34,937	(32,010)
Effect of changes in exchange rates on cash and cash equivalents	(241)	(6)
Net decrease in cash and cash equivalents	$(20,197)	$(3,861)

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

Net cash provided by operating activities was $28.3 million for the six months ended June 30, 2013 compared to $39.4 million for the six months ended June 30, 2012, a decrease of $11.1 million. The decrease was primarily the result of increased interest payments of $13.4 million due to the timing of interest payable on the senior unsecured note in 2013 partially offset by other changes in working capital.

Net cash used in investing activities was $83.2 million for the six months ended June 30, 2013 compared to $11.2 million for the six months ended June 30, 2012, a $72.0 million decrease in cash flow. The decrease was primarily driven by a $74.4 million increase in capital spending and a $1.0 million reduction of principal collections on direct finance leases, partially offset by a $3.5 million increase in proceeds from the sales of leasing equipment in the first half of 2013.

Net cash provided by (used in) financing activities was $34.9 million for the six months ended June 30, 2013 compared to $(32.0) million for the six months ended June 30, 2012, a $66.9 million increase in cash flow. The increase in cash flow for the first six months of 2013 is primarily attributed to higher net borrowings of $68.6 million, partially offset by an increase in other payments of $1.7 million. The net increase in debt of $68.6 million primarily resulted from additional borrowings under the Company’s ABL Facility, primarily for shipping line chassis acquisitions, reduced by payments of capital lease obligations and other debt.

Contractual obligations and commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of June 30, 2013.

		Maturity in years
(Dollars in thousands)	Total as of June 30, 2013	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$675,000	$—	$—	$—	$—	$675,000	$—
TRAC 2019 Senior Secured Notes	300,000	—	—	—	—	—	300,000
Loan payable to CIMC	20,409	2,273	2,379	2,490	2,607	2,728	7,932
Capital lease obligations	150,834	35,842	34,229	17,369	40,435	7,578	15,381
Lease asset purchase commitments	11,612	11,612	—	—	—	—	—
Interest payments	318,934	61,012	59,119	57,575	55,727	36,496	49,005
Operating leases	13,076	4,963	2,591	1,977	1,515	1,206	824
Total	$1,489,865	$115,702	$98,318	$79,411	$100,284	$723,008	$373,142

Our contractual obligations consist of principal and interest payments related to the ABL Facility, the notes, chassis purchase commitments and operating lease payments for our chassis. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments.

Covenants

Under the indenture governing the notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of June 30, 2013, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.

Commitments

Purchase commitments

Our chassis purchase commitments are generally related to purchase orders placed for the remanufacture of domestic chassis in the normal course of business and committed chassis acquisitions from shipping lines. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to these commitments. As of June 30, 2013, we had commitments totaling $11.6 million for the purchase of leasing equipment and the modifications of chassis and axles.

Operating leases

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2019. Minimum rent payments under our material leases were $13.1 million as of June 30, 2013.

Off-balance sheet arrangements

In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships, among others. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. One of the principal types of indemnification for which payment is possible is taxes. The other principal type of indemnity we may agree to is one in favor of certain lenders and chassis pool hosts indemnifying them against certain claims relating to the operation of our chassis, although this type of indemnity generally is covered by insurance or an indemnity in our favor from a third-party, such as a lessee or a vendor. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have concluded that none are probable. We do not believe such arrangements have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Pursuant to our tax-related indemnifications, the indemnified party is typically protected from certain events that result in a tax treatment different from that originally anticipated. Our liability is typically fixed when a final determination of the indemnified party’s tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. We are party to various tax indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Operating leases are part of our off-balance sheet arrangements. For more information on our liability under operating leases, see “—Commitments—Operating leases”.

Emerging Growth Company

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards after April 5, 2012. However, we are choosing to “opt out” of such extended transition period and as a result, we will comply with the new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Non-GAAP Measures

Adjusted Net (Loss) Income

Adjusted net (loss) income is a measure of financial and operating performance that is not defined by U.S. GAAP and should not be considered a substitute for net income, income from operations or cash flow from operations, as determined in accordance with U.S. GAAP. Adjusted net (loss) income is a measure of our operating and financial performance used by management to focus on consolidated financial and operating performance exclusive of income and expenses that relate to non-routine or significant non-cash items of the business.

We define adjusted net (loss) income as net (loss) income before non-cash interest expense related to deferred financing fees, non-cash stock compensation, loss on retirement of debt, and terminations, modification, and fair value adjustments of derivative instruments. We use adjusted net (loss) income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net (loss) income provides us with a measure of financial performance of the business based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results. Adjusted net (loss) income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

The following table shows the reconciliation of net (loss) income, the most directly comparable U.S. GAAP measure, to adjusted net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net (loss) income	$(1,233)	$36	$(1,668)	$1,561
Non-cash interest expense, net of tax	943	499	1,894	1,002
Non-cash stock compensation, net of tax	151	527	320	527
Loss on retirement of debt, net of tax	149	77	537	90
Loss on termination and modification of derivative instruments, net of tax	3,019	442	6,149	948
Fair value adjustment for derivative instruments, net of tax	(24)	9	(24)	12
Adjusted net income	$3,005	$1,590	$7,208	$4,140

Adjusted net (loss) income has limitations as an analytical tool, is not a presentation made in accordance with U.S. GAAP and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP, including net income or net cash from operating activities. For example, adjusted net (loss) income does not reflect (i) our cash expenditures or future requirements for capital expenditures or contractual commitments or (ii) changes in or cash requirements for our working capital needs. In addition, our calculation of adjusted net (loss) income may differ from the adjusted net income or analogous calculations of other companies in our industry, limiting its usefulness as a comparative measure. Because of these limitations, adjusted net (loss) income should not be considered a measure of discretionary cash available to us to invest in the growth of our business or to pay dividends. We compensate for these limitations by relying primarily on our U.S. GAAP results and using adjusted net (loss) income only supplementally.

Adjusted EBITDA

Adjusted EBITDA is a measure of both operating performance and liquidity that is not defined by U.S. GAAP and should not be considered a substitute for net income, income from operations or cash flow from operations, as determined in accordance with U.S. GAAP.

We define Adjusted EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, loss on retirement of debt, other expense (income) mainly related to loss (gain) from sale of equipment, interest income, remanufacturing expenses, non-cash stock compensation and principal collections on direct finance leases.

Set forth below is additional detail as to how we use Adjusted EBITDA as a measure of both operating performance and liquidity, as well as a discussion of the limitations of Adjusted EBITDA as an analytical tool and a reconciliation of Adjusted EBITDA to our U.S. GAAP net (loss) income and cash flow from operating activities.

Operating performance:  Management and our board of directors use Adjusted EBITDA in a number of ways to assess our consolidated financial and operating performance, and we believe this measure is helpful to management, the board of directors and investors in identifying trends in our performance. We use Adjusted EBITDA as a measure of our consolidated operating performance exclusive of income and expenses that relate to financing, income taxes, and capitalization of the business. Also, Adjusted EBITDA assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges on our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results. In addition, Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help us meet our current financial goals and optimize our financial performance. Accordingly, we believe this metric measures our financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization. Lastly, Adjusted EBITDA as defined herein is the basis for calculating selected financial ratios as required in the debt covenants of our ABL Facility.

Liquidity:  In addition to the uses described above, management and our board of directors use Adjusted EBITDA as an indicator of the amount of cash flow we have available to service our debt obligations, and we believe this measure can serve the same purpose for our investors. We add back certain remanufacturing expenses because these costs would have been capitalized if we built new chassis versus remanufacturing. We also include principal collections on direct finance lease receivables in Adjusted EBITDA because these collections represent cash that we have available to service our debt obligations that is not otherwise included in net (loss) income. As a result, by adding back remanufacturing related expenses and non-cash stock compensation expenses and by including principal collections on direct finance lease receivables in Adjusted EBITDA, we believe Adjusted EBITDA is a more accurate indicator of our available cash flow to service our debt obligations than net (loss) income.

Limitations:  Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. These limitations include:

•                  Adjusted EBITDA does not reflect any cash requirements for assets being depreciated and amortized that may have to be replaced in the future;

•                  Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•                  Adjusted EBITDA does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•                  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs; and

•                  Adjusted EBITDA does not reflect all of the cash requirements necessary to satisfy all of our non-discretionary expenditures.

Our calculation of Adjusted EBITDA may differ from the Adjusted EBITDA or analogous calculations of other companies in our industry, limiting its usefulness as a comparative measure. Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business, to pay dividends or for discretionary expenditures. We compensate for these limitations by relying primarily on our U.S. GAAP results and using Adjusted EBITDA only supplementally.

The following table shows the reconciliation of net (loss) income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net (loss) income	$(1,233)	$36	$(1,668)	$1,561
Income tax (benefit) expense	(821)	26	(1,136)	1,154
Interest expense	22,688	15,820	45,410	31,963
Depreciation expense	17,689	16,477	34,963	33,001
Impairment of leasing equipment	431	617	2,564	1,992
Loss on retirement of debt	248	128	895	149
Other income, net	(1,192)	(415)	(1,990)	(551)
Interest income	(269)	(6)	(271)	(21)
Non-cash stock compensation	252	879	533	879
Principal collections on direct finance leases, net of interest earned	1,401	1,941	2,861	3,885
Adjusted EBITDA	$39,194	$35,503	$82,161	$74,012

The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
Net cash provided by operations	$23,860	$25,175	$28,275	$39,371
Depreciation and amortization	(17,745)	(16,596)	(35,084)	(33,229)
Provision for doubtful accounts	(2,551)	(698)	(4,707)	(1,813)
Amortization of deferred financing fees	(1,516)	(700)	(3,035)	(1,404)
Derivative loss reclassified into earnings	(5,031)	(736)	(10,248)	(1,580)
Ineffective portion of cash flow hedges	40	(15)	40	(20)
Loss on retirement of debt	(248)	(128)	(895)	(149)
Non-cash stock compensation	(252)	(879)	(533)	(879)
Other, net	1,180	45	1,253	184
Impairment of leasing equipment	(431)	(617)	(2,564)	(1,992)
Changes in assets and liabilities:
Accounts receivable	17,785	3,124	30,173	8,716
Other assets	374	(1,248)	2,241	651
Accounts payable	(2,178)	(2,446)	(4,954)	(3,354)
Accrued expenses and other liabilities	(15,004)	(3,634)	(2,779)	(2,490)
Deferred income	5	222	202	509
Deferred income taxes	479	(833)	947	(960)
(Benefit) provision for income taxes	(821)	26	(1,136)	1,154
Interest expense	22,688	15,820	45,410	31,963
Depreciation expense	17,689	16,477	34,963	33,001
Impairment of leasing equipment	431	617	2,564	1,992
Loss on retirement of debt	248	128	895	149
Other income, net	(1,192)	(415)	(1,990)	(551)
Interest income	(269)	(6)	(271)	(21)
Non-cash stock compensation	252	879	533	879
Principal collections on direct finance leases	1,401	1,941	2,861	3,885
Adjusted EBITDA	$39,194	$35,503	$82,161	$74,012

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Exchange rate risk

While our leasing per diems are billed and paid to us in U.S. dollars, we are subject to exchange gains and losses for local currency expenditures. We record the effect of non-U.S. dollar currency transactions when we translate the non-U.S. subsidiaries’ financial statements into U.S. dollars using exchange rates as they exist at the end of each month.

We have a division located in Canada and a subsidiary in Mexico. The functional currency of our Canadian division is the Canadian dollar. The functional currency of our Mexican subsidiary is the U.S. dollar. The effect of fluctuations in the Canadian dollar was not material in any period presented.

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the six months ended June 30, 2013, would have had the effect of raising net income approximately $0.05 million. An average 10% strengthening of the U.S. dollar, for the same period would have the effect of reducing operating income approximately $0.05 million. This calculation is not indicative of our actual experience in foreign currency transactions. This analysis does not take into account changes in demand patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Interest rate risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations. Based on the debt obligation payable as of June 30, 2013, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase (decrease) by $1.2 million on an annual basis in the event interest rates were to increase (decrease) by 10%.

Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $5.4 million as of June 30, 2013. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

Credit risk

We are subject to concentrations of credit risk with respect to amounts due from customers. We seek to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, require letters of credit, guarantees or collateral. We periodically evaluate maximum exposure limits for each customer. The credit criteria we consider may include, without limitation, the customer’s financial strength, trade route, countries of operation, net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and/or payment history with us.

In addition, under the motor carrier model, the motor carrier and not the shipping line is in many cases the party responsible to pay for the use of our chassis. Typically, motor carrier companies are much smaller than shipping line companies and as a result are often a greater credit risk. Although the per diem rates we charge motor carriers are priced to take account of this increased credit risk, defaults by our customers may increase as we continue to transition to the motor carrier model.

We seek to reduce credit risk by maintaining insurance coverage against customer default or insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer’s insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. Subject to the policy’s $1.0 million deductible and other terms and conditions, the policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover.

Counterparty Risk

Our hedging transaction using a derivative instrument has counterparty credit risk. The counterparty to our derivative arrangement is a major financial institution with a high credit rating. As a result, we do not anticipate that this counterparty will fail to meet its obligations. However, there can be no assurance that we will be able to adequately protect against this risk and will ultimately realize an economic benefit from our hedging strategy in the event of a default by this counterparty.

Other

We do not purchase or hold any risk sensitive instruments for trading purposes.

PART II. OTHER INFORMATION

Item 4.           Disclosure Controls and Procedures

(a)         Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures are effective at the reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)         Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 1.                                                         Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of the normal course of business. As of the date hereof, the Company is involved in no litigation that the Company believes will have a material adverse effect on its consolidated financial condition, results of operation, or liquidity.

Item 1A.                                                Risk Factors

The following discussion sets forth some of the most important risk factors that could materially affect our financial condition and operations. However, factors besides those discussed below, in MD&A or elsewhere in this or other reports that the Company has filed or furnished with the SEC, also could adversely affect us. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.

The demand for leased chassis depends on many economic, political and other factors beyond our control and a decrease in the volume of world trade and other factors may adversely affect our business.

Demand for leasing our chassis depends largely on the extent of world trade and economic growth, with U.S. consumer demand being the most critical factor affecting such growth. Although we experienced higher demand for 2012 than in prior years based on a higher number of on-hire chassis, which we attribute to an improving global economy, the demand cycle of the industry cannot be determined with certainty and many factors affect fluctuations in demand. The recent economic downturn in the United States, the European Union and other countries with consumer oriented economies resulted in a reduction in world trade volume (including a decrease in exports from China) and in demand by shipping lines, railroads and motor carriers for leased equipment.  Such downturns or recessions can negatively affect our operating results because during economic downturns or periods of reduced trade, shipping lines, railroads and motor carriers tend to lease chassis only at reduced rates or lease fewer chassis because, for example, they shift away from intermodal transport toward other forms of transportation for their goods. Thus, if the volume of world trade does not recover or further decreases or if the economy of the United States, the European Union or other consumer oriented countries does not recover or slows down further, this would adversely affect our utilization rates and per diem rates, which, in turn, would lead to reduced revenue, reduced capital investment, increased operating expenses (such as storage and repositioning) and reduced financial performance. A decline in world trade (including a decrease in exports from China) or a slow-down in the economy of the United States, the European Union or other consumer oriented countries may also adversely affect our customers, which could lead to defaults by our customers and the early termination of their leases. We cannot predict whether, or when, such downturns will occur. Other general factors affecting demand, utilization rates and per diem rates for leased chassis include the following:

•                                          prices of new, remanufactured and used chassis;

•                                          the availability and terms of equipment leasing and financing for chassis;

•                                          fluctuations in interest rates and foreign currency values;

•                                          global and regional economic conditions and competitive pressures in the shipping, railroad and motor carrier industries;

•                                          the globalization of manufacturing;

•                                          changes in the operating efficiency of our customers;

•                                          supply and demand for products shipped in containers that are then transported on our chassis;

•                                          fuel costs and their impact on overall transportation costs;

•                                          developments in international trade and shifting trends and patterns of cargo and motor carrier traffic;

•                                          the price of steel, petroleum, rubber and other raw materials;

•                                          changes in the relative demand for pool products compared to term and direct finance lease products;

•                                          flu or other pandemics that result in economic disruptions;

•                                          acts of God, such as droughts, storms or extreme weather patterns that result in the loss of chassis or transportation disruptions;

•                                          overcapacity or undercapacity of chassis, ship, railroad and other equipment manufacturers;

•                                          the lead times required to purchase chassis;

•                                          the number of chassis purchased by competitors;

•                                          the number of chassis purchased by potential lessees;

•                                          increased repositioning by shipping lines, railroads or motor carriers of their own empty chassis to higher demand locations in lieu of leasing equipment from us;

•                                          consolidation or withdrawal of individual lessees in the U.S. intermodal industry;

•                                          the continued conversion of over-the-road freight to rail;

•                                          changes in the relative number of chassis leased by motor carriers compared to shipping lines;

•                                          the cost of parts and labor needed to maintain and repair chassis;

•                                          import/export tariffs and restrictions;

•                                          lease accounting changes resulting in an increase in chassis purchasing rather than leasing;

•                                          customs procedures and foreign exchange controls;

•                                          global and regional economic and political conditions, terrorism or uprisings against existing governments; and

•                                          environmental and other regulatory changes affecting the operation of chassis.

We cannot control these factors, any one of which may have a material adverse effect on our business and results of operations. These factors vary over time, and often do so quickly and unpredictably. Many of these factors also influence the decision by current and potential customers to lease our chassis or shift away from intermodal transport toward other forms of transportation for their goods. Should one or more of these factors influence current and potential customers to buy a larger percentage of the chassis or shift away from intermodal transport, our utilization rate would decrease, resulting in decreased revenue, increased storage and repositioning costs, and as a result, lower operating cash flow.

Our ability to grow our business depends on a continuing recovery of demand for chassis.

Our ability to grow our business depends on a continuing recovery of the demand for chassis. However, this recovery may not continue as rapidly and strongly as anticipated or at all. Many factors affect the demand for chassis, many of which are outside of our control. See “—The demand for leased chassis depends on many economic, political and other factors beyond our control and a decrease in the volume of world trade and other factors may adversely affect our business.” If demand for chassis does not continue to recover as we anticipate, or if demand starts to decrease, we may not be able to grow our business as planned and our results of operations may be adversely affected.

Our operating costs may materially and negatively impact our business.

We incur significant costs in operating our business, including the cost of maintaining and repairing our chassis. Although our term and direct finance lease products require the lessees to pay for the chassis’ maintenance and repair while they are on lease to them, we remain responsible for the cost of repairing ordinary wear and tear items when the chassis under term leases are returned to us. In addition, we are responsible for the systematic inspection, repair and maintenance of the chassis in our chassis pool fleet. As the number of chassis in our chassis pools increases and our fleet ages, we may experience an increase in maintenance and repair costs. These costs may also increase due to increases in labor rates and in the cost of parts and materials. They may also increase due to our obligation to comply with the laws, rules and regulations governing the operating condition of our chassis, including those of the U.S. Department of Transportation’s (“USDOT”) Federal Motor Carrier Safety Administration (“FMCSA”). In addition, our ability to limit our operating costs depends on our effective management of the performance of our maintenance and repair vendors. If we are unable to effectively manage such vendors, or pass any maintenance and repair cost increases along to our customers, our business could be negatively impacted.

Defaults by our customers could adversely affect our business by decreasing our revenues and increasing our storage, collection and recovery expenses, and require us to repay our lenders sooner than anticipated.

We generate revenues primarily from lease payments by our customers for our chassis. Inherent in the nature of the leases and other rental arrangements we have with our customers is the risk that once a lease or rental arrangement is consummated, we may not receive, or may experience a delay in realizing, all of the compensation and other amounts to be paid in respect of the chassis subject to that lease or rental arrangement, particularly with respect to our motor carrier customers. See “—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk.” We attempt to mitigate this risk by requesting that our customers provide us with detailed financial information regarding their operations and, where such information is not provided, by relying on reports from credit agencies and other available credit information and in some cases, by requiring deposits. However, there can be no assurance that they can or will fulfill their obligations under the contracts we enter into with them. Our customers could encounter financial difficulties, or otherwise have difficulty making payments to us when due as a result of any number of factors which may be out of our control and which we may be unable to anticipate. If one or more of our largest customers or a sufficient number of our customers were to default, it could have a material adverse effect on our results of operations. See “—The inability of one or more of our customers to meet their obligations to us may adversely affect our business, financial condition and results of operations.” Defaults by our customers not only cause us to lose revenues for past services, but also result in increased expenses for storage, collection and recovery of our chassis.

In addition, ABL Facility, requires us to identify the chassis leased by a defaulting customer and to reclassify such chassis (or the book value thereof) as ineligible for the purpose of serving as security for the underlying indebtedness. In certain cases, this may require us to repay a portion of the affected indebtedness sooner than anticipated. Repossession of chassis from defaulting customers may be difficult and expensive. See “—The international nature of the industry exposes us to numerous risks.” Furthermore, we may be unable to re-lease this recovered equipment at comparable rates or on comparable terms, if at all. An increase in the incidence of defaults by our customers could therefore materially adversely affect our financial condition and results of operations.

The inability of one or more of our customers to meet their obligations to us may adversely affect our business, financial condition and results of operations.

Our top 10 customers accounted for approximately 64%, 59%, 58% and 55% of our total revenues in 2010, 2011 and 2012 and the six months ended June 30, 2013, respectively. Revenue from our largest customer accounted for approximately 9% of our revenues in the six months ended June 30, 2013. The concentration of customers may impact our overall financial results since these entities may be similarly affected by changes in economic or other conditions. A significant reduction in utilization by one of these customers or the loss of one of our top customers could adversely affect our business, financial condition and results of operations.

We rely on timely and regular payments from our customers on ordinary course business terms and a deterioration in credit quality of several of our major customers could have a material adverse effect on our financial condition and results of operations. Although we do not believe there is significant risk in connection with our concentration of credit, the inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our business, financial condition and results of operations. In addition, the industry shift toward the motor carrier model exposes us to increased credit risk. See “—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk.”

In addition, many of the contracts under which we lease our chassis contain early termination provisions. Although early termination fees and costs associated with repairs and repositioning are borne by the lessee and are intended to discourage early terminations, we cannot predict whether the number of leases that our customers terminate early will increase in the future.

We intend to continue to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk.

Over the past several years, nearly every major shipping line serving the United States has either begun developing a strategy to implement, or has already implemented, a new business model known as the “motor carrier model.” Under the motor carrier model, the shipping lines no longer provide chassis to their customers as part of their transportation service, thereby shifting the responsibility for providing chassis to the motor carriers that haul the chassis and containers. We are in active discussions with many of our shipping line customers regarding this business model change and have already transitioned several of our shipping line customers to the motor carrier model in various geographic areas across the country. We intend to continue to use this transition as an opportunity to differentiate and grow our business. If our shipping line customers are unable or unwilling to transition to the motor carrier model as quickly as we project, or if some of them decide not to make the transition, or if we encounter unforeseen expenses, difficulties, complications or delays in connection with the implementation of the motor carrier model, such as motor carriers’ deciding to enter into chassis pooling arrangements like the North American Chassis Pool Cooperative (the “NACPC”) with other motor carriers, rather than obtaining chassis from us, we may not be able to grow our business as rapidly as anticipated or at all and our results of operations may be adversely affected.

In addition, under the motor carrier model, the motor carrier and not the shipping line is in many cases the party responsible to pay for the use of our chassis. Typically, motor carrier companies are much smaller than shipping line companies and as a result are often a greater credit risk. Although the per diem rates we charge motor carriers are priced to take account of this increased credit risk, defaults by our customers may increase as we continue to transition to the motor carrier model.

Moreover, under the motor carrier model, the motor carriers are required to indemnify us against claims arising from their use of our chassis. While we require the motor carriers to maintain insurance against such claims, we only require them to maintain $1.0 million of such insurance instead of the $2.0 million we typically require of our shipping line customers. Although we carry insurance that will provide coverage for claims related to the use of our chassis by the motor carriers, our insurance premiums have increased, in part, as a result of the lower motor carrier insurance coverage and may continue to increase in the future.

We intend to expand our business by providing drayage services and logistics services related to drayage which may subject us to business and financial risk.

We have recently formed two entities, TRAC Logistics LLC (“TRAC Logistics”) and TRAC Drayage LLC (“TRAC Drayage”), which will perform logistics and truck drayage services, respectively, in connection with the repositioning of our chassis in certain geographic locations throughout the United States. At some point in the future, TRAC Drayage may also offer truck drayage services to third parties to transport cargo. As TRAC Logistics and TRAC Drayage will be performing services that we have not previously performed, there are risks that these businesses may not be successfully managed and/or that they may encounter unforeseen expenses, difficulties, complications and delays frequently encountered in connection with starting a new business line. If this were to occur, it could impair our growth and require us to provide oversight and dedicate resources to these businesses rather than to other profitable areas.

In addition, the operation of a drayage business involves inherent risks of personal injury and loss of life, property damage, environmental pollution, and losses due to mechanical failure, human error, political unrest, labor strikes, adverse weather conditions, fire and other factors. The occurrence of any or all of these risks could result in loss of revenues, increased costs, reputational damage or could require us to pay significant damages under certain circumstances. Although in connection with the commencement of operations of TRAC Drayage we intend to obtain automobile liability and other insurance against risks that are common in the truck drayage business, no insurance can compensate for all potential losses, and we cannot guarantee that the insurance policies we are able to obtain for TRAC Drayage will provide adequate amounts of coverage or that its insurers will pay a particular claim. In addition, the insurance held by TRAC Drayage may not cover certain risks, such as the risk of environmental pollution caused by the cargo TRAC Drayage may haul on behalf of a third party. As a result, under certain circumstances, TRAC Drayage may be liable for potentially significant losses in the event that our insurance does not cover certain claims. Moreover, the cost of certain insurance policies for the drayage business may become prohibitively expensive or such insurance policies may not continue to be available. If TRAC Drayage is unable to purchase the insurance necessary to conduct the drayage business, it may be unable to continue to operate and as a result, this would adversely impact our business.

Further, while TRAC Drayage will have its own employees to perform management, administrative and various other job functions, it plans to hire independent owner operators that will provide professional truck driving services, including supplying trucks.

We plan to hire independent owner operators to provide professional truck driving services for our drayage services. If such owner operators are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.

From time to time, tax and other regulatory authorities have sought to assert that independent contractors in the trucking industry, such as owner operators, are employees rather than independent contractors. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change or that these authorities will not successfully assert this position. If owner operators are determined to be our employees, that determination could materially increase our exposure under a variety of federal and state tax, workers compensation, unemployment benefits, labor, employment and tort laws, as well as our potential liability for employee benefits. Our drayage business model relies on the fact that owner operators are not deemed to be our employees, and exposure to any of the above increased costs could have a materially adverse effect on our business and results of operations.

We also intend to expand our business by establishing various service centers, which may subject us to business and financial risk.

Over the course of calendar year 2013, we plan on opening approximately five “service centers” in various locations throughout the United States. We anticipate that service centers will allow us to, among other things, store our chassis and axles on property that we lease which we believe will give us better control over certain of our assets and ultimately allow us to save on the storage fees we currently pay to third parties. We may also use these locations to perform maintenance and repair on our chassis instead of paying third parties to perform such maintenance and repair services. We believe that performing such maintenance and repair services ourselves will also result in a cost savings. As we do not have significant experience in operating service centers, there are risks that we may not be able to successfully manage such service centers and/or that we may encounter unforeseen expenses, difficulties, complications and delays frequently encountered in connection with undertaking new initiatives. If this were to occur, we may not realize the cost savings we expect from the operation of the service centers and as a result, our business could be adversely impacted.

In addition, we will lease the land and buildings necessary to operate our service centers. Such properties are typically located in heavily industrial areas that potentially contain pollutants in the soil and/or groundwater. It is also possible that as a result of the activities we intend to conduct at the service centers, certain pollutants may enter the soil and/or groundwater. While we maintain pollution insurance that covers certain types of environmental liabilities and the landlords from whom we lease these properties indemnify us against environmental liabilities that existed prior to our occupying these sites, such insurance and indemnities may not cover, or be sufficient to protect us against, losses from environmental damage. See “Risk Factors—Environmental liability may adversely affect our business and financial situation.”

The Company has a substantial amount of indebtedness, which may adversely affect its cash flow and its ability to operate its business.

As of June 30, 2013, the Company has approximately $1,146.2 million aggregate principal amount of indebtedness outstanding, which represents approximately 63% of its total capitalization. The Company’s substantial indebtedness could have important consequences, including:

•                                          increasing its vulnerability to adverse economic, industry or competitive developments;

•                                          requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness, thereby reducing its ability to use our cash flow to fund its operations, capital expenditures and future business opportunities;

•                                          making it more difficult for us to satisfy its obligations with respect to the notes;

•                                          restricting the Company from making strategic acquisitions or causing it to make non-strategic divestitures;

•                                         limiting the Company’s ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•                                          limiting its flexibility in planning for, or reacting to, changes in our business or the industry in which the Company operates, placing it at a competitive disadvantage compared to its competitors who are less highly leveraged and who therefore may be able to take advantage of opportunities that the Company’s leverage prevents us from exploiting.

Despite our substantial indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with such indebtedness.

We may be able to incur substantial additional indebtedness in the future. Although our ABL Facility and our indenture governing the notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. In addition, the indenture governing the notes will not prevent us from incurring obligations that do not constitute indebtedness under the indenture. Further, as of June 30, 2013, we have drawn $675.0 million under the ABL Facility.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

The indenture governing the notes and our ABL Facility contain various covenants that limit our ability to engage in specified types of transactions. The indenture and the ABL Facility covenants limit our and our restricted subsidiaries’ ability to, among other things:

•                                          incur additional indebtedness;

•                                          pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•                                          make certain investments;

•                                          sell, transfer or convey certain assets, including our chassis;

•                                          incur liens;

•                                          designate our subsidiaries as unrestricted subsidiaries;

•                                          sell capital stock of our subsidiaries;

•                                          make capital expenditures;

•                                          enter into the sale and leaseback of our chassis;

•                                          compete effectively to the extent our competitors are subject to less onerous financial restrictions;

•                                          consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•                                          enter into certain transactions with our affiliates.

In addition, the ABL Facility requires us to comply with certain financial covenants, including a minimum fixed charge coverage ratio of 1.00 to 1.00, subject to exceptions and limitations, and a maximum senior secured leverage ratio, which is currently 6.50 to 1.00, and is scheduled to decrease until the maturity date of the ABL Facility. As of June 30, 2013, our fixed charge coverage ratio was 1.60 to 1.00 and our senior secured leverage ratio was 5.04 to 1.00. In the future, there is a risk that we could not be in compliance with our financial covenants.

Although as of June 30, 2013, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements, a breach of any of these covenants or covenants contained in future agreements could result in a default under the indenture, the ABL Facility or such future agreements, which could have the effect, if not remedied, of causing an event of default. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the applicable lenders or holders of the debt could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the applicable agreements. The interests of the applicable lenders or holders may conflict with your interests. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

We may not be able to generate sufficient cash to service the notes or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the notes or our other indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance the notes or our other indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of the indenture governing the notes and existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We have incurred net losses in each of the last three years and may not be profitable in the future.

We incurred net losses of $19.2 million, $3.9 million, $3.1 million, $1.7 million and $1.2 million for 2010, 2011. 2012, the six months ended June 30, 2013 and the three months ended June 30, 2013, respectively. We cannot make any assurance that we will be profitable in the future. No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and expenses and we may incur net losses from period to period.

Potential and existing customers may decide to buy rather than lease chassis.

We, like other suppliers of leased chassis, are dependent upon decisions by shipping lines, railroads and motor carrier companies to lease rather than buy their equipment. Most of the factors affecting the decisions of our customers to buy or lease are outside our control. For example, one of our key initiatives to increase our revenue and improve our financial results is to increase rates in our marine and domestic pools to reflect the added value we provide through our chassis management and pool operations. However, we may not be successful in implementing these price increases or retaining our customers as a result of these price increases, and some of our customers may elect to purchase rather than lease chassis at these higher rates, all or any of which could adversely affect our business and results of operations. Should one or more of these factors influence our current or prospective customers to buy a larger percentage of the chassis assets they operate, rather than lease these assets from us, our utilization rate would decrease, adversely affecting our results of operations and cash flows.

If our customers continue to shift to short-term leasing and continue to transition to the motor carrier model, our long-term lease and direct finance lease products will be adversely affected.

The accelerating trend over the past several years away from term and direct finance lease products toward pools may negatively impact our long-term and direct finance lease products. From 2006 to 2012, chassis in pools as a percentage of our overall fleet has increased from 29% to 62% and our term lease and direct finance lease fleet has declined from 71% to 38% over the same period. If this trend away from term and direct finance lease products toward pools continues, the predictability and stability of lease renewal rates that we have experienced for our term lease and direct finance lease products may be adversely affected. In addition, the continuing transition to the motor carrier model, where the responsibility for providing chassis is shifted from the shipping lines to the motor carriers, may also cause a decrease in our term lease products since we primarily lease our chassis to motor carriers from our chassis pools and not under term leases. See “—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to considerable business and financial risk.”

Our future business prospects could be adversely affected by consolidation within the container shipping industry.

Although we have increased the number of our chassis that are leased to motor carriers as a result of the motor carrier model, a significant portion of our business continues to be dependent on the leasing of chassis to shipping lines. In the past, there have been several large shipping line acquisitions that have resulted in some consolidation within the intermodal shipping industry, including among some of our customers. This consolidation reduced the number of large shipping lines and also increased the concentration of business in a smaller number of larger customers. Our future business prospects could be adversely affected if the number of shipping lines is further reduced, as this would result in fewer customers that require fewer chassis as a result of the economies of scale and increased operating efficiencies. Due to concentration risk and the resulting impact on credit risk, we might decide to limit the amount of business exposure we have with any single customer if the exposure were deemed unacceptable, which could negatively impact the volume of chassis we lease and the revenues we would otherwise earn if we had leased chassis despite the concentration risk or the previously separate customers had not been combined.

We operate in a highly competitive and dynamic industry, which may adversely affect our results of operations or our ability to expand our business.

The chassis leasing industry is highly competitive. We compete with other domestic leasing companies, intermodal shipping companies (including a logistics company that maintains a proprietary fleet of approximately 50,000 nonstandard specification domestic chassis), banks offering finance leases and promoters of equipment ownership and leasing as an investment as well as with non-intermodal shipping companies, such as motor carriers, that provide for the transportation of goods without the use of chassis. Some of these competitors have greater financial resources and access to capital than we do. Furthermore, sometimes chassis fleets are shared between member contributors, who have the responsibility to manage or delegate the management of the operation as part of co-operative (“Co-op”) chassis pools. In addition, if the available supply of chassis were to increase significantly as a result of, among other factors, new companies entering the business of leasing or selling chassis, our competitive position could be adversely affected. For example, the Surface Transportation Board of the Department of Transportation has recently granted permission for the motor carrier members of the NACPC to pool resources to acquire, lease and share chassis. New entrants, such as the NACPC, could put significant downward pressure on lease rates and margins and adversely affect our ability to achieve our growth plans. See “Management’s Discussion and Analysis—Operations—Competition.”

Competition among chassis leasing companies depends upon many factors, including, among others, lease rates, lease terms (including lease duration, drop-off restrictions and repair provisions), customer service and the location, availability, quality and individual characteristics of the equipment. New entrants into the leasing business have been attracted by the high rate of containerized trade growth in recent years. As a result, the entry of new market participants together with the already highly competitive nature of our industry may undermine our ability to maintain a high level of asset utilization or, alternatively, could force us to reduce our pricing and accept lower revenue and profit margins in order to achieve our growth plans.

The chassis leasing industry is also dynamic. To remain competitive, we have recently incorporated into our business model plans to expand our geographic footprint, establish service centers, provide drayage services, grow our owned and managed marine chassis fleet, grow our domestic intermodal business and grow our margin through top-line and strict expense control actions. In addition, we anticipate a continuing transition by our shipping line customers to the motor carrier model.  There is a risk that we will be unable to successfully implement these business strategies in response to changes in industry trends or they may prove less profitable than anticipated. See “—We intend to pursue acquisition opportunities, which may subject us to considerable business and financial risk.”, “—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk.”, “—We intend to expand our business by providing drayage services and logistics services related to drayage which may subject us to business and financial risk.”, “—We plan to hire independent owner operators to provide professional truck driving services for our drayage services. If such owner operators are deemed by regulators or judicial process to be employees, our business and results of operations could be adversely affected.” and “—We also intend to expand our business by establishing various service centers, which may subject us to business and financial risk.”

The loss of our exclusive rights to operate our domestic chassis pools at certain railroad ramps nationwide may adversely affect our business.

We have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States, allowing us to operate a pool primarily for domestic 53’ chassis at many of their railroad ramps for our pool customers. If one or more of these agreements is not renewed or is terminated and we no longer have the exclusive right to operate such pool at the ramps covered by that agreement, our business could be adversely affected.

U.S., Canadian and/or global economic conditions and uncertainty could adversely affect our business, results of operations and financial condition.

The downturn in the world’s major economies over the past several years and the constraints in the credit markets have heightened, and could continue to heighten, a number of material risks to our business, cash flows and financial condition, as well as our future prospects. Continued weakness in, and uncertainty about, global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material adverse effect on the demand for goods and international trade which, in turn, could adversely affect the demand for our chassis. For example, the recent challenges faced by the European Union to stabilize some of its member economies, such as Greece, Ireland, Italy, Portugal and Spain, have had international implications affecting the stability of global financial markets, which has hindered economies worldwide. Many member nations in the European Union are addressing the issues with controversial austerity measures. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, any recovery of the global economy, including the U.S. and European Union economies, could be hindered or reversed, which could negatively affect our business. There could also be a number of follow-on effects from these economic developments and negative economic trends to our business, including customer insolvencies, decreased customer confidence in making long-term leasing decisions, decreased customer demand, decreased customer liquidity due to tightening in the credit markets and decreased customer ability to fulfill their payment obligations.

We further believe that many of our customers are reliant on liquidity from global credit markets and, in some cases, require external financing to fund a portion of their operations. The recent economic problems affecting the banking system and financial markets and the recent uncertainty in global economic conditions has resulted in a number of adverse effects including tightening in the credit markets, a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. If our customers lack liquidity, they may not be able to pay amounts due to us, which could negatively impact our business.

Financial markets have also recently been affected by concerns over U.S. fiscal policy, as well as the U.S. federal government’s debt ceiling and federal deficit and the adoption of the Sequestration Transparency Act. Any actions taken by the U.S. federal government regarding the debt ceiling or the federal deficit could significantly impact the global and U.S. economies and financial markets. Any such economic downturn could have a material adverse effect on our business, results of operations and financial condition.

Our inability to service our debt obligations or to obtain additional financing as needed would have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2012 and June 30, 2013, we had approximately $25.9 million and $38.1 million, respectively, of scheduled debt maturities during 2013. These amounts do not include $74.5 million of other contractual obligations existing as of December 31, 2012 and maturing by December 31, 2013 or $77.6 million of other contractual obligations existing as of June 30, 2013 and maturing by June 30, 2014. Although our current projections of cash flows from operations are expected to be sufficient to fund our maturing debt and contractual obligations over the next 12 month period, no assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.

In addition, we expect to invest substantial funds to acquire new, used and remanufactured chassis, although there can be no assurances as to the timing and amount of such acquisitions. We intend to continue funding asset purchases through cash flows from our operations, collections of principal on direct finance leases, secured and unsecured debt securities and new lines of credit. Although we believe that we will be able to generate or otherwise obtain sufficient capital to support our growth strategy, deterioration in our performance or the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than our current cost and could adversely affect our business, financial condition and results of operation.

We face risks associated with re-leasing chassis after their initial lease.

Chassis have a useful economic life of approximately 20 years. At the end of their economic life, chassis can be remanufactured, which we believe can extend the economic life by an additional 20 or more years at approximately 75% of the cost of purchasing a new chassis. As our term leases typically provide for a fixed lease term from 1 to 5 years, and our other chassis leasing arrangements are for shorter terms, our chassis are not leased out for their full economic life and we face risks associated with re-leasing chassis after their initial long term lease at a rate that continues to provide a reasonable economic return. If prevailing chassis lease rates decline significantly between the time a chassis is initially leased out and when its initial long term lease expires, or if overall demand for chassis declines, we may be unable to earn a sufficient lease rate from the re-leasing of chassis when its initial term lease expires. This could materially adversely impact our results and financial performance.

Certain liens may arise on our equipment.

Almost all of our chassis assets are currently subject to and will be subject to liens relating to certain of our existing financing arrangements and our financing pursuant to the ABL Facility. In the event of a default under any of those arrangements, the lenders thereunder would be permitted to take possession of or sell these chassis assets.

In addition, depot operators, repairmen, transporters, and other parties who come into possession of our chassis from time to time may have sums due to them from us or from our lessees of the chassis. Although our agreements with such depot operators, repairmen, transporters and other parties generally prohibit them from permitting any liens to exist on our chassis or from prohibiting access to chassis that are in their possession, in the event of nonpayment of those sums, we may be delayed in, or entirely barred from, repossessing the chassis or be required to make payments or incur expenses to discharge such liens on the equipment.

Changes in market price, availability or transportation costs of equipment manufactured in China or Mexico could adversely affect our ability to maintain our supply of chassis.

We currently purchase a significant portion of our chassis from manufacturers in China and Mexico. Any changes in the political, economic or financial condition in China or Mexico that increase the market price, availability or transportation costs of chassis manufactured in either of these countries could adversely affect our ability to maintain our chassis supply. If the costs associated with purchasing or transporting chassis from China or from Mexico were to increase for any reason, including potential changes in United States trade policy toward China or Mexico, increased tariffs imposed by the United States or other governments or a significant downturn in the economic situation in China or Mexico, we could be forced to seek alternative sources of chassis. Even if we are able to quickly make alternative arrangements, these alternative arrangements may increase our costs.

We intend to pursue acquisition opportunities, which may subject us to considerable business and financial risk.

As part of our growth plan, we intend to undertake strategic acquisitions and/or joint ventures. In addition, we believe there are significant opportunities to grow our business through acquisitions of additional chassis and we explore potential growth in the ordinary course of our business, including purchasing marine chassis fleets from shipping lines and investing in new and remanufactured chassis to support organic growth. The acquisitions of additional chassis can vary in number and could exceed actual demand at the time we take delivery or be larger than our historical increase in chassis available for lease. Our ability to realize the anticipated benefits of potential future acquisitions of chassis for lease will depend, in part, on our ability to integrate such chassis with our current business model. The process of acquiring or integrating additional chassis may disrupt our business and may not result in the full benefits expected.

Reviewing potential acquisition opportunities for additional chassis or businesses may require a meaningful part of management’s time and require us to incur legal and other fees as part of our review. Moreover, we may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. In addition, tightening of the credit markets may limit our ability to obtain debt financing for acquisitions, and we may be unable to obtain financing by issuing additional debt or equity on terms acceptable to us. If our performance deteriorates prior to engaging in acquisitions, it may limit our ability to obtain debt financings for acquisitions. These or other unanticipated issues may arise in the implementation of our business strategies, and could impair our expansion plan.

Furthermore, any acquisitions may expose us to risks associated with the new assets or the particular business we are acquiring, including:

•                                          incurring additional indebtedness and assuming liabilities;

•                                          incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition related charges;

•                                          experiencing an adverse impact on our earnings from the amortization or write-off of acquired goodwill and other intangible assets;

•                                          acquiring businesses or entering new markets with which we are not familiar;

•                                          mismanaging utilization rates;

•                                          increased risks of defaults through acquiring customers who bear a greater risk of default than our current customers;

•                                          increasing the scope, geographic diversity and complexity of our operations; and

•                                          failing to retain key personnel, suppliers and customers of the acquired businesses.

We may not be able to successfully manage additional chassis or acquired businesses or increase our cash flows from these operations. If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than on other profitable areas. We anticipate that we may finance acquisitions through cash provided by operating activities, borrowings under our credit facilities and other indebtedness, which would reduce our cash available for other purposes, including the repayment of indebtedness and payment of dividends.

Storage space for chassis may become limited, thereby increasing depot costs for the storage of chassis.

Land in and around many port terminals and railroad ramps is limited, and nearby depot space could become difficult to find and more costly with limited space and fewer depots in the area. In addition, local communities in port areas and railroad yards may impose regulations that prohibit the storage of chassis near their communities, further limiting the availability of storage facilities and increasing storage, repair costs, and transportation charges relating to the use of our chassis. In addition, depots in prime locations may become filled to capacity based on market conditions and may refuse additional redeliveries due to space constraints. Any of these developments could require us to enter into higher cost storage agreements with depot operators in order to accommodate our customers’ redelivery requirements and could result in increased costs and expenses for us.

We depend on key personnel, and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

The success of our business is heavily dependent on our ability to retain our current management and other key personnel and to attract and retain qualified personnel in the future. In particular, we are dependent upon the management and leadership of our Chief Executive Officer and President, Keith Lovetro. Competition for senior management personnel is intense, and although we have entered into at-will employment agreements with certain of our key personnel, these agreements do not ensure that our key personnel will continue in their present capacity with us for any particular period of time. We do not carry insurance for any of our current management or other key personnel. The loss of any key personnel would divert the attention of our remaining key personnel and finding replacement personnel could require substantial time and expense. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

Strikes or work stoppages by draymen, truckers, longshoremen and railroad workers could adversely affect our business and results of operations.

In the past several years, there have been strikes affecting the industries we serve. In the fall of 2002, disputes with longshoremen resulted in the shut-down of all of the West Coast ports, which remained closed for nearly two weeks until they were reopened as the result of a court order under the Taft-Hartley Act. In early December 2011, a railroad strike was narrowly averted right before the expiration of the federally mandated “cooling off period”, although the last of the 13 railroad unions did not ratify the National Freight Agreement until April 2012. More recently, the uncertainty over the negotiations between the International Longshoremen’s Association, AFL-CIO (“ILA”) and the United States Maritime Alliance, Ltd. (“USMA”) with regard to their Master Contract that expired September 30, 2012 caused some shippers, according to certain industry sources, to divert, or at least make plans to divert, cargo from the East and Gulf Coast ports to avoid the impact of any work stoppage, slowdowns or other disruptions that would have occurred if these negotiations had failed. The ILA and USMA reached agreement on March 13, 2013 for a comprehensive successor Master Agreement. The Master Agreement remains subject to agreements being achieved in a number of local union negotiations. Some of these local negotiations are still ongoing. Future strikes by railroad workers or longshoremen in the United States, Canada or anywhere else that our customers’ freight travels could adversely affect our business and results of operations to the extent such strikes affect the ability of our customers to conduct their operations.

Furthermore, industry sources have also reported that, as part of their Master Contract negotiations with the USMA, the ILA has added a provision under the new Master Contract that requires any purchaser of chassis from a shipping line to agree to continue to hire ILA labor to perform maintenance and repair work on such chassis following the sale. In addition, industry sources indicate a parallel provision in the NY/NJ Metro Maintenance Contracts Agreement. At least one customer bound by the Master Contract has already required a clause in their agreement with us to use ILA labor to perform maintenance and repair work on chassis and we expect others to follow. When we purchase chassis from a shipping line that is bound by the Master Contract, it could result in our paying higher maintenance and repair costs on the chassis we purchase than we would otherwise pay if non-union labor was used.

If our relationship with our employees were to deteriorate, we may be faced with unionization efforts, labor shortages, disruptions or stoppages, which could adversely affect our business and increase our operating costs or constrain our operating flexibility.

Our operations rely heavily on our employees, and any labor shortage, disruption or stoppage caused by poor relations with our employees could adversely affect our business and reduce our operating margins and income. While none of our employees is currently subject to a collective bargaining agreement, unions have traditionally been active in the shipping, railroad and motor carrier industries, which form our customer base. Moreover, while our workforce has not been subject to union organization efforts in the past, we could be subject to future unionization efforts. Unionization of our workforce could result in higher compensation and working condition demands that could increase our operating costs or constrain our operating flexibility.

In addition, due to the nature of our business, we are subject to laws and regulations, such as the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, which may increase our labor costs and may subject us to fines, penalties and liabilities to our employees. As is increasingly common, the U.S. Department of Labor (Wage and Hour Division) (“DOL”) conducted a review of our overtime pay practices. The review has been completed and we do not owe any material amounts to our employees related to the review. We can provide no assurances that we will not otherwise be subject to additional liabilities to our employees in connection with this matter.

We cannot assure you that we or our lessees have or can maintain sufficient insurance to cover losses that may occur to our chassis.

The operation of our chassis fleet involves inherent risks of personal injury and loss of life, damage to our equipment, environmental pollution, and losses due to mechanical failure, human error, political unrest, labor strikes, adverse weather conditions, fire and other factors. The occurrence of any or all of these risks could result in loss of revenues, increased costs, reputational damage or could require us to pay significant damages under certain circumstances. We acquire insurance for our fleet against risks that are common in our industry and we generally require our lessees and depots to maintain all risks physical damage insurance, comprehensive general liability insurance and automobile liability insurance. We also generally require our maintenance and repair and repositioning vendors to maintain general liability insurance. In addition, we also require our lessees, depots and maintenance and repair and repositioning vendors to indemnify us against losses, injuries and accidents, but these indemnifications may be insufficient or inapplicable.

However, no insurance can compensate for all potential losses, and we cannot guarantee that the insurance policies held by us or our lessees, depots or maintenance and repair and repositioning vendors will be adequate or that our insurers will pay a particular claim. Moreover, there may be instances where lessees, depots or maintenance and repair and repositioning vendors do not maintain the requisite amount of insurance. In addition, our lessees are not required to maintain insurance to cover various risks for which they may be responsible while using our chassis, including environmental claims. In addition, our insurance does not cover certain risks, such as the risk of loss of our chassis due to mysterious disappearance. As a result, under certain circumstances, we may be liable for potentially significant losses in the event that our lessees’, depots’ or maintenance and repair and repositioning vendors’ insurance does not, or our insurance does not, cover certain losses.

The cost of certain insurance policies may become prohibitively expensive for us and for our lessees, depots and maintenance and repair and repositioning vendors, or such insurance policies may not continue to be available to us or them at all. Also, if the cost of certain other policies increases, we may be forced to pay such increases if the policies are of the type that we are required to maintain under the terms of our financing agreements. For example, the premiums on one of our insurance policies have increased with regard to accidents involving those chassis for which we serve as IEP. Those premiums also increased to cover us against claims arising from the motor carriers’ use of our chassis under the motor carrier model, in part because we only require the motor carriers to maintain $1.0 million of insurance against such risks, instead of the $2.0 million of such coverage we typically require of our shipping line customers. Certain other types of insurance that we have maintained from time to time, such as insurance to recover our chassis in the event of a default by a lessee, have been particularly susceptible to rate increases and have even been unavailable in the insurance market at times in the past. Not carrying such insurance may increase our exposure to defaults by our customers.  In addition, for the past several years, credit insurance, which covers our lessee’s non-payment of leases that are owed prior to our declaring a default of the lease, has been difficult to obtain in the insurance market for our fleet and we currently do not maintain this type of insurance coverage.

Increases in insurance costs, the inadequacy of our and our lessees’, depots’ and maintenance and repair and repositioning vendors’ current policies and our or their inability to renew these insurance policies could each have a material adverse effect on our business, financial condition and results of operation.

We are party to numerous indemnification agreements and, because many of these indemnities do not limit the potential payment, we could be subject to substantial payments under these agreements.

In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships, among others. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. One of the principal types of indemnification for which payment is possible is taxes. The other principal type of indemnity we may agree to is one in favor of certain lenders and chassis pool hosts indemnifying them against certain claims relating to the operation of our chassis, although this type of indemnity generally is covered by insurance or an indemnity in our favor from a third party, such as a lessee or a vendor. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have concluded that none are probable.

Pursuant to our tax-related indemnifications, the indemnified party is typically protected from certain events that result in a tax treatment different from that originally anticipated. Our liability is typically fixed when a final determination of the indemnified party’s tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. We are party to numerous tax indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Our reputation and financial results could be harmed in the event of accidents or incidents, or as a result of a mismanagement of our fleet.

We are exposed to liabilities that are unique to the services we provide. Such liabilities may relate to an accident or incident involving one of our chassis and could involve significant potential claims of injured third parties. Our lessees, depots and maintenance and repair and repositioning vendors are required to indemnify us against most such claims and to maintain a certain amount of insurance to cover their indemnity obligations. We also maintain insurance to cover these claims. However, the indemnifications of our lessees, depots or maintenance and repair and repositioning vendors may be insufficient or inapplicable or the amount of our or their insurance coverage may not be adequate to cover potential claims or liabilities and we may be forced to bear substantial costs due to one or more accidents. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our financial condition and operating results.

Our customers require demanding specifications for product performance and reliability. Any accident or incident involving our chassis, even if we are fully insured or not held liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future. In addition to potential cost increases, customers may be dissatisfied by any failure that interrupts our ability to provide chassis or the ability to use our chassis. Sustained or repeated chassis failures reduce the attractiveness of our business significantly in comparison to our competitors. The resulting damage to our customer relationships, and industry reputation would negatively affect our results of operations.

In addition, most of the contracts with our pool customers only require us to provide chassis on an “as available” basis. However, because our chassis are a critical component in our customers’ business, if we are unable to supply our pool customers with chassis in the quantity, location and time necessary for their needs, our business could be adversely affected and our reputation could suffer. Our ability to supply our customers with chassis could be constrained by factors beyond our control, including the lack of domestic chassis surplus and the chassis remanufacturing lead time.

Recalls and other investigations may have a material adverse effect on our business.

We rely on third parties to manufacture and remanufacture our chassis and there is a risk that at any given time certain chassis may be subject to recall. Although in the past several years we have received only one notice of recall related to a relatively small number of our chassis, a recall of a significant number of our chassis could have a material adverse effect on our business.

Federal roadability rules and regulations for intermodal equipment providers may impose additional obligations and costs on us.

The FMCSA has implemented rules and regulations for entities offering intermodal chassis to motor carriers for transportation of intermodal containers in interstate commerce. We refer to these regulations, collectively, as the “Roadability Regulations.” The Roadability Regulations require each IEP to register and file certain reports with the FMCSA, display a USDOT number on each chassis offered for interstate commerce or maintain that number in a national equipment database, establish a systematic chassis inspection and maintenance and repair program, maintain documentation with regard to this program and provide means for drivers and motor carriers to report on chassis deficiencies and defects. The Roadability Regulations began with partial compliance requirements in mid-2010 and have been fully implemented since December 17, 2010. As part of the overall program, FMCSA has stated it intends to implement additional roadside inspection requirements for both IEPs and motor carriers operating intermodal equipment, including chassis. The Roadability Regulations establish fines and other sanctions for an IEP whose chassis fail to comply with the applicable federal safety criteria.

Under the Roadability Regulations, we are considered to be the IEP for our chassis in our pools and for those managed chassis where we contractually agree to act as the IEP. Our lessees are the IEPs for the chassis that are under term and direct finance leases. The number of chassis for which we serve as IEP may increase in the future. Since the IEP is responsible for, among other things, establishing the systematic chassis inspection and maintenance and repair program, to the extent the number of chassis for which we serve as the IEP does in fact increase, so may our risk of fines and sanctions. In addition, our status as IEP may increase our exposure to third-party claims.

We have established administrative and operating controls specifically to meet the procedural requirements and have, to date, received no sanctions and have been fined only insignificant amounts for minor violations related to the Roadability Regulations since their full implementation. However, because of the relatively short amount of time since the Roadability Regulations have been fully implemented, we are unable to predict whether future enforcement will result in the imposition of any significant fines or sanctions, which sanctions could include prohibiting us from leasing chassis from one or more of our chassis pools.

Environmental liability may adversely affect our business and financial situation.

We are subject to federal, state and local laws and regulations relating to the protection of the environment. We could incur substantial costs, including cleanup costs, fines and third party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with both our current, historical or future chassis leasing operations as well as our future drayage and service center operations. Moreover, environmental laws are subject to frequent change and have tended to become more stringent over time. As a result, additional environmental laws and regulations may be adopted which could limit our ability to conduct business or increase the cost of our doing business, which may have a materially negative impact on our business, results of operation and financial condition. While we maintain pollution insurance with respect to our chassis leasing operations, and require lessees to indemnify us against certain losses, such insurance and indemnities may not cover, or be sufficient to protect us against, losses arising from environmental damage. Similarly, while we obtain and maintain pollution insurance that covers certain types of environmental liabilities with respect to our service center operations and require the landlords from whom we lease these properties to indemnify us against environmental liabilities that existed prior to our occupying these sites, such insurance and indemnities may not cover, or be sufficient to protect us against, losses from environmental damage. Additionally, the insurance we are able to obtain for our drayage operations may not cover certain environmental risks. See—“We intend to expand our business by providing drayage services and logistics services related to drayage which may subject us to business and financial risk.”

We rely on our information technology systems to conduct our business. If these systems fail to adequately function, or if we experience an interruption in their operation, our business and financial results could be adversely affected.

The efficient operation of our business is highly dependent on equipment tracking and billing systems. We rely on such systems to track transactions, such as chassis pick-ups and drop-offs, repairs, and to bill our customers for the use of and damage to our equipment. For example, our proprietary PoolStat® chassis management software is critical to our ability to effectively manage chassis on behalf of our customers. The information our systems provide also assists us in our day-to-day business decisions so that we may efficiently manage our lease portfolio and improve customer service. While we maintain back-up systems, the failure of our information technology systems to perform as we anticipate could disrupt our business and results of operation and cause our relationships with our customers to suffer. In addition, our systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could negatively affect our business.

Our business may be adversely affected if we are unable to protect our intellectual property rights.

Protecting our intellectual property rights is an important element to our continued success and our ability to maintain our competitive position. In addition to existing trademark, trade secret and copyright law, we protect our proprietary rights through confidentiality agreements and technical measures. Misappropriation of our intellectual property could have an adverse effect on our competitive position. In addition, we do not have any patents on our technology, including our proprietary PoolStat® chassis management software. If third-parties obtain access to PoolStat®, we cannot be certain that our software will not become publicly available. Therefore, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of infringement, misappropriation or other violations of third-party intellectual property rights. We may incur substantial costs and the diversion of management’s time and attention as a result and an adverse decision could have a negative impact on our business.

We have registered certain of our trademarks in certain jurisdictions worldwide. However, even in those jurisdictions, competitors may adopt similar trademarks to ours, register domain names that mimic ours or purchase keywords that are confusingly similar to our brand names as terms in Internet search engine advertising programs. These actions by our competitors could impede our ability to build our brand identity and lead to confusion among potential customers of our services.

Manufacturers or remanufacturers of our equipment may be unwilling or unable to honor manufacturer warranties covering defects in our equipment.

We obtain certain warranties from the manufacturers and remanufacturers of our equipment. When defects in the chassis occur, we work with the manufacturers or remanufacturers to identify and rectify the problem. However, there is no assurance that manufacturers or remanufacturers will be willing or able to honor warranty obligations. If defects are discovered in chassis that are not covered by manufacturer or remanufacturer warranties, we could be required to expend significant amounts of money to repair the chassis and/or the useful life of the chassis could be shortened and the value of the chassis reduced, all of which could adversely affect our results of operations.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws. For so long as we remain an “emerging growth company”, we will not be required to: comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (“PCAOB”) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and submit certain executive compensation matters to shareholder advisory votes, such as “say on pay” and “say on frequency.” Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an “emerging growth company”. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

We may enter into transactions with members of our management, our shareholders and their respective affiliates that may involve inherent, potential or perceived conflicts of interest.

We may, in the future, enter into transactions with members of management, our shareholders and their respective affiliates. Some of these relationships and transactions may involve inherent, potential or perceived conflicts of interest. In certain instances, the terms of these transactions may be more or less favorable to us than the terms that we would have obtained through arm’s length negotiations. See Note 15 “Related Party Transactions” to our Consolidated Financial Statements and Note 15 “Related Party Transactions” to our Unaudited Consolidated Financial Statements. The interests of our management, shareholders and their respective affiliates may not always coincide with our interests. As a result, risks in transactions may be taken that adversely affect us, but may enhance the investment of the members of management, our shareholders and their respective affiliates.

In addition, our parent, Seacastle directly, and the investment funds managed by an affiliate of Fortress that own Seacastle indirectly, own substantially all of our capital stock, and are therefore able to control our business direction and policies, including acquisitions and consolidation with third parties and the sale of all or substantially all of our assets. If Seacastle or Fortress or any of their officers, directors, employees or affiliates acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty to offer such corporate opportunity to us, our stockholders or our affiliates. Consequently, circumstances may arise in which the interests of Seacastle or Fortress could conflict with our interests and Seacastle, Fortress or their affiliates may pursue transactions that enhance their equity, even though the transaction may not positively affect our business.

The international nature of the industry exposes us to numerous risks.

While we lease the majority of our chassis within the United States, we do lease some of our chassis to customers in Canada and Mexico. In addition, some of our major customers are headquartered outside of the United States. As a result, our ability to enforce lessees’ obligations under our leases and other arrangements for use of our chassis may at times be subject to applicable law in the jurisdictions in which enforcement is sought and it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. For example, repossession of chassis from defaulting lessees may be difficult and more expensive, especially in a jurisdiction such as Mexico that does not confer the level of creditors’ rights as in the United States and in jurisdictions where recovery of equipment from the defaulting lessee is more cumbersome. As a result, the relative success and expedience of enforcement proceedings with respect to our chassis in various jurisdictions also cannot be predicted.

We are also subject to risks inherent in conducting business across national boundaries, any one of which could adversely impact our business. These risks include:

•                                          regional or local economic downturns;

•                                          changes in governmental policy or regulation;

•                                          restrictions on the transfer of funds into or out of the country;

•                                          import and export duties and quotas;

•                                          domestic and foreign customs and tariffs;

•                                          military outbreaks or terrorist attacks;

•                                          government instability;

•                                          nationalization of foreign assets;

•                                          government protectionism;

•                                          compliance with export controls;

•                                          compliance with import procedures and controls, including those of the U.S. Department of Homeland Security;

•                                          potentially negative consequences from changes in tax laws;

•                                          higher interest rates;

•                                          requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•                                          labor or other disruptions at key ports or railroad ramps;

•                                          difficulty in staffing and managing widespread operations; and

•                                          restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions.

Any one of these factors could impair our current or future international operations and, as a result, harm our overall business. Many of these factors also affect our customers’ business. Should one or more of these factors have an adverse impact on our customers, our business could also be harmed.

Our earnings may decrease because of increases in prevailing interest rates.

Our profitability is affected by increases in prevailing interest rates. The following are the material risks we face related to increases in prevailing interest rates:

•                                          an increase in customer delinquency and default, resulting in an increase in operating expenses;

•                                          an increase in the costs of new leasing arrangements, which could cause some customers to lease fewer chassis or demand shorter lease terms;

•                                          an adverse effect on our long-term lease profits;

•                                          an increase in the cost of incurring debt, including under our capital leases, which could potentially limit growth and acquisitions; and

•                                          reduced demand for our products and services, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and expose us to counterparty risk.

From time to time, we have used various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. The derivative financial instruments that we select may not have the effect of reducing our interest rate risks. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies, improperly executed and documented transactions or inaccurate assumptions could actually increase our risks and losses. In addition, hedging strategies involve transaction and other costs. Our hedging strategies and the derivatives that we use may not be able to adequately offset the risks of interest rate volatility and our hedging transactions may result in or magnify losses. Furthermore, interest rate derivatives may not be available on favorable terms or at all, particularly during economic downturns.

Interest rate derivatives involve counterparty credit risk. As of June 30, 2013, we had one interest rate derivative. This derivative is held with a counter-party with a credit rating of A2 by Moody’s. Although we do not anticipate that this counterparty will fail to meet its obligations, if this counterparty cannot meet its obligations, we will bear the resulting losses. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the counterparty, and/or maintain their current rating. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the counterparty will have on its ability to meet its obligations. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

A new standard for lease accounting is expected to be announced in the future, but we are unable to predict the impact of such a standard at this time.

In May 2013, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a revised Exposure Draft subsequent to the August 2010 Exposure Draft.  These Exposure Drafts propose substantial changes to existing lease accounting that will affect all lease arrangements.

Principally, under the current proposed accounting model, lessees of most property for a term greater than 12 months will be required to record an asset representing the right to use the leased item for a lease term (the “Right-of-Use Asset”) and a liability to make lease payments and recognize a single lease cost on a straight line basis. Lessees of assets other than property greater than 12 months will be required to record a Right-of-Use Asset and lease liability, but would recognize the interest on the lease liability separately for the amortization of the Right-of-Use Asset.

Currently, management is unable to assess the impact the adoption of the new finalized lease standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which our customers lease chassis. However, since the proposed changes to lease accounting no longer permit “off-balance sheet” presentation by lessees under an operating lease, there will be little difference between the accounting treatment of asset ownership versus asset leasing. As a result, lessees may elect to purchase chassis instead of leasing them, which may have an adverse effect on our business.

Terrorist attacks, war, uprisings or hostilities could adversely affect us.

Potential acts of terrorism, war, uprisings or hostilities may affect the ports and depots at which we and our customers operate, as well as our other facilities or those of our customers and suppliers. In addition, any such incident or similar act of violence could lead to a disruption to the global network of ports and the global flow of goods, upon which our business is inherently reliant. To the extent any such event were to result directly or indirectly in a reduction in the level of international trade and reduced demand for transportation equipment, our business could be adversely affected. The consequences of any terrorist attacks, wars, uprisings or hostilities are unpredictable and we may not be able to foresee events that could have an adverse effect on our operations or your investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

NONE

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document .
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

** To be filed via amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: August 9, 2013

TRAC INTERMODAL LLC

Registrant

	By:	/s/ CHRIS ANNESE

Chris Annese

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)