Form 10-Q
period 2013-09-30
TRAC Intermodal LLC
filed 2013-11-12
CIK 1570774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2013

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

Indicate by check ✓whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒ No ☐

Indicate by check ✓ whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

•                  the inability of one or more customers to meet their obligations or decreased customer creditworthiness;

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

Forward-looking statements (continued)

•                  the impact of the credit markets on the worldwide demand for goods and, in turn, on the demand for chassis;

•                  the Company’s substantial amount of indebtedness;

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

Forward-looking statements (continued)

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$8,933	$26,556
Accounts receivable, net of allowance of $12,077 and $7,325, respectively	124,292	80,620
Net investment in direct finance leases	26,915	40,729
Leasing equipment, net of accumulated depreciation of $347,984 and $309,010, respectively	1,409,056	1,325,383
Fair value of derivative instruments	2,796	—
Goodwill	251,907	251,907
Other assets	44,497	43,268
Total assets	$1,868,396	$1,768,463

Liabilities and member’s interest
Liabilities:
Accounts payable	$15,238	$10,270
Accrued expenses and other liabilities	45,794	37,320
Deferred income taxes	77,879	73,569
Debt and capital lease obligations:
Due within one year	29,048	25,884
Due after one year	1,158,813	1,082,513
Total debt and capital lease obligations	1,187,861	1,108,397
Total liabilities	1,326,772	1,229,556

Commitments and contingencies (Note 9)	—	—

Member’s interest:
Member’s interest	583,003	590,883
Accumulated other comprehensive loss	(41,379)	(51,976)
Total member’s interest	541,624	538,907
Total liabilities and member’s interest	$1,868,396	$1,768,463

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Equipment leasing revenue	$125,488	$97,803	$345,002	$267,105
Finance revenue	746	1,252	2,564	3,950
Other revenue	8,010	10,729	31,609	27,743
Total revenues	134,244	109,784	379,175	298,798

Expenses:
Direct operating expenses	81,140	60,583	215,336	155,492
Selling, general and administrative expenses	14,737	10,893	41,998	33,937
Depreciation expense	18,161	16,418	53,124	49,419
Provision for doubtful accounts	3,727	260	8,434	2,073
Impairment of leasing equipment	1,065	3,081	3,629	5,073
Loss on retirement of debt	6	6,294	901	6,443
Interest expense	22,926	20,304	68,336	52,267
Interest income	(15)	(88)	(286)	(109)
Other expense (income), net	94	(89)	(1,896)	(640)
Total expenses	141,841	117,656	389,576	303,955

Loss before benefit for income taxes	(7,597)	(7,872)	(10,401)	(5,157)
Benefit for income taxes	(1,273)	(3,201)	(2,409)	(2,047)
Net loss	$(6,324)	$(4,671)	$(7,992)	$(3,110)

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(6,324)	$(4,671)	$(7,992)	$(3,110)
Unrealized (loss) gain on derivative instruments, net of tax of $721 and $3,336 and ($1,074) and $4,462, respectively	(1,113)	(5,062)	1,662	(6,772)
Derivative loss reclassified into earnings, net of tax of ($1,937) and ($1,505) and ($5,962) and ($2,132), respectively	2,995	2,283	9,218	3,235
Foreign currency translation gain (loss), net of tax of ($39) and ($176) and $182 and ($261), respectively	50	264	(283)	240
Total other comprehensive income (loss), net of tax	1,932	(2,515)	10,597	(3,297)
Total comprehensive (loss) income	$(4,392)	$(7,186)	$2,605	$(6,407)

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(7,992)	$(3,110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53,302	49,749
Provision for doubtful accounts	8,434	2,073
Amortization of deferred financing fees	4,609	2,576
Loss on retirement of debt	901	6,443
Derivative loss reclassified into earnings	15,180	5,367
Ineffective portion of cash flow hedges	(60)	53
Payment to terminate derivative instruments	—	(90,370)
Impairment of leasing equipment	3,629	5,073
Share based compensation	873	1,311
Deferred income taxes	(2,336)	(2,666)
Other, net	(1,172)	(271)
Changes in assets and liabilities:
Accounts receivable	(52,106)	(20,531)
Other assets	(700)	742
Accounts payable	4,969	3,820
Accrued expenses and other liabilities	4,296	3,734
Net cash provided by (used in) operating activities	31,827	(36,007)

Cash flows from investing activities
Proceeds from sale of leasing equipment	5,961	2,028
Collections on net investment in direct finance leases, net of interest earned	4,262	5,897
Purchase of leasing equipment	(131,509)	(30,034)
Purchase of fixed assets	(3,617)	(547)
Net cash used in investing activities	(124,903)	(22,656)

Cash flows from financing activities
Proceeds from long-term debt	142,000	816,397
Repayments of long-term debt	(63,506)	(732,576)
Cash paid for debt issuance fees	(2,267)	(30,306)
Capital contribution from parent	—	3,334
Investment in parent	—	(3,354)
Repurchase of shares from employees	(509)	(307)
Net cash provided by financing activities	75,718	53,188

Effect of changes in exchange rates on cash and cash equivalents	(265)	161
Net decrease in cash and cash equivalents	(17,623)	(5,314)
Cash and cash equivalents, beginning of year	26,556	29,005
Cash and cash equivalents, end of period	$8,933	$23,691
Supplemental disclosures of cash flow information
Cash paid for interest	$57,784	$45,737
Cash paid (refunded) for taxes, net	$315	$(632)

See accompanying notes

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

1.              Description of the Business and Basis of Presentation

TRAC Intermodal LLC (the “Company” or “TRAC”) is the largest intermodal chassis solutions provider, measured by total assets, for domestic and international transportation companies in North America.  Its principal business is providing marine and domestic chassis on both long and short-term leases or rental agreements to a diversified customer base including the world’s leading shipping lines, Class I railroads, major U.S. intermodal transportation companies and motor carriers.

The Company’s fleet of equipment primarily consists of marine and domestic chassis. These assets are owned, leased-in or managed by TRAC on behalf of third-party owners in pooling arrangements. As of September 30, 2013, the Company owned, leased-in or managed a fleet of approximately 309,000 chassis and units available for remanufacture. The net book value of the Company’s owned equipment was approximately $1.41 billion.

TRAC Intermodal LLC is a Delaware limited liability company and TRAC Intermodal Corp. is a Delaware corporation, both of which were formed on July 12, 2012 to facilitate the issuance of Senior Secured Notes offered in the Offering Memorandum related thereto dated August 2, 2012 (the “Original Notes”). The Company conducts its business through its 100% owned subsidiary, Interpool, Inc. (“Interpool”) and its consolidated subsidiaries. To date, neither the Company nor TRAC Intermodal Corp. have conducted any activities other than those incidental to their formation and the preparation of the offering memorandum relating to the Original Notes and a prospectus relating to the exchange of the Original Notes for notes which have been registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the terms set forth in the prospectus (the “Exchange Notes” and together with the Original Notes, the “notes”). The Company has no operations of its own so it is dependent upon the cash flows of its subsidiaries to meet its obligations under the notes. Since the proceeds from the Original Notes were used to repay debt owed by Interpool, an intercompany note was entered into between TRAC and Interpool with terms identical to the notes. The proceeds from the intercompany note arrangement with Interpool will provide the funds for TRAC to service the interest and debt payments due under the notes.

The exchange offer to exchange the Original Notes for notes which have been registered under the Securities Act commenced on June 6, 2013 and expired on July 5, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date, $300,000 aggregate principal amount of the Original Notes were validly tendered for exchange, representing 100% of the principal amount of the outstanding Original Notes.

Interpool, headquartered in Princeton, New Jersey, is a private company wholly owned by TRAC Intermodal LLC, which is ultimately owned by Seacastle Inc. (“Seacastle”). Seacastle is owned by private equity funds that are managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and by employees of affiliates of Seacastle. Interpool was founded in 1968 as an operating lessor servicing the intermodal transportation equipment industry. Interpool was listed on The New York Stock Exchange as a public company in 1993 and was acquired and taken private by Seacastle in July 2007.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

1. Description of the Business and Basis of Presentation (continued)

The accompanying Consolidated Financial Statements of TRAC and subsidiaries (the “Consolidated Financial Statements”) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company and its subsidiaries conduct business principally in one industry, the leasing of intermodal transportation equipment. The Company has two reportable segments, the Marine Market segment and the Domestic Market segment. The Company purchases equipment directly from manufacturers and shipping lines as well as through lease agreements, some of which qualify as capital leases. Primarily all of the Company’s revenues and long-lived assets are attributable to the United States.

For the nine months ended September 30, 2013 and 2012, approximately 70% and 78%, respectively, of the Company’s total revenues were earned from its top 25 customers. Beginning in 2011 and continuing to the present, certain of the Company’s shipping line customers changed to a business model in which they no longer provide chassis to motor carriers. Therefore, the Company is leasing marine chassis directly to 3,891 motor carriers whose per diem billing rates are generally higher than that of shipping lines and railroad customers. Motor carrier billings represented approximately 23% and 12% of the Company’s total revenues for the nine months ended September 30, 2013 and 2012, respectively. As more shipping lines adopt this new business model, the Company anticipates growth in both the number of motor carrier customers and related billings.

The accompanying Consolidated Financial Statements, in the opinion of management, reflect all adjustments, consisting of only normal recurring items, which are necessary to present fairly the results for interim periods.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year.  The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes in the Company’s annual Consolidated Financial Statements for the year ended December 31, 2012 which are included in the Company’s Registration Statement Form S-4 under the Securities Act filed with the United States Securities and Exchange Commission (the “SEC”) on May 20, 2013.

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

For the Three and Nine Months Ended September 30, 2013 and 2012

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

For the nine months ended September 30, 2013 and 2012, the Company earned approximately 53% and 58% of revenues from its top ten customers, respectively. The Company’s largest customer accounted for approximately 7% and 9% of total revenues for the nine months ended September 30, 2013 and 2012, respectively.  These revenues are included in the Marine Market segment. Based on balances due at September 30, 2013, the maximum amount of loss the Company would incur if this customer failed completely to perform according to the terms of their contracts would be approximately $3,923. While the Company believes that it has properly reserved for uncollectible accounts receivable, it is possible that the Company may experience longer collection cycles. Although the Company is not dependent on any one customer for more than 7% of its revenue, deterioration in credit quality of several of the Company’s major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company’s concentrations of credit as of September 30, 2013.

The Company also has a concentration of credit within its direct finance lease portfolio. The Company’s top three customers accounted for approximately 86% and 88% of the outstanding principal at September 30, 2013 and December 31, 2012, respectively. The Company does not record an allowance for credit losses associated with direct finance leases. If any of these customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable, and present certain claims to its insurers of default losses. Historically, the Company has not experienced losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable.

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

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

Direct Finance Leases

Direct finance leases are recorded at the aggregated future minimum lease payments, including any bargain or economically compelled purchase options granted to the customer, less unearned income. The Company generally bears greater risk in operating lease transactions (versus direct finance lease transactions) due to redeployment costs and related risks that are shifted to the lessee under a direct finance lease. Management performs annual reviews of the estimated residual values which can vary depending on a number of factors.

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

For the Three and Nine Months Ended September 30, 2013 and 2012

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

For the Three and Nine Months Ended September 30, 2013 and 2012

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

Such employment agreements also provide for additional grants of restricted stock upon the achievement by the Company of certain performance conditions or a certain market condition following a liquidity event. The grant-date fair value of these awards would be recognized as compensation expense over the implicit service period once it is probable that the performance conditions will be achieved.

Foreign Currency Translation

The net assets and results of operations of the Company’s foreign operations (primarily Canada) have been translated at the rates of exchange in effect at the respective period end for the Consolidated Balance Sheets and at a weighted-average of the exchange rates for the respective period for the Consolidated Statements of Operations. The effects of changes in exchange rates in translating the financial statements of foreign subsidiaries are included in the Consolidated Statements of Comprehensive Income and AOCI

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

on the Consolidated Balance Sheets. The Company has determined that the U.S. dollar is its functional currency; therefore, all gains and losses resulting from translating foreign currency transactions into the functional currency are included in income.

Management Services

In addition to leasing equipment which the Company owns or finances through capital lease obligations, the Company’s customers are turning to outside service companies to help them manage chassis that they own and lease. The Company offers management services through an internally developed proprietary software system, known as “PoolStat®”. During the period that the Company is managing the equipment for its customers, the Company earns a management fee. This fee income is recognized as services are rendered and is included in Other revenue in the Consolidated Statements of Operations.

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

The manner in which a derivative instrument is recorded depends on whether it qualifies for hedge accounting. The Company applied hedge accounting and designated and accounted for its interest rate swap contracts as cash flow hedges. For effective cash flow hedges, changes in fair value were deferred and recorded in AOCI in the Consolidated Balance Sheets. The ineffective portion of cash flow hedges was recognized in earnings immediately and recorded in Interest expense in the Consolidated Statements of Operations. On August 9, 2012, in connection with the closing of the sale of the Original Notes and the asset based senior secured credit agreement (the “ABL Facility”) and the repayment of the $630,000 senior secured credit agreement with BNP Paribas CC, Inc. (f/k/a Fortis Capital Corp.) and a group of lenders with Fortis acting as the agent entered into on July 10, 2008, the Company terminated all of its interest rate derivatives. Balances in Accumulated comprehensive loss for terminated derivatives are being reclassified into earnings over the remaining life of the item previously hedged. Terminated interest rate derivatives are reviewed periodically to determine if the forecasted transactions remain probable of occurring. If the forecasted transactions were deemed remote, the related portion of the gain or loss associated with the terminated derivative included in AOCI would be recognized in the Consolidated Statement of Operations immediately. On January 10, 2013, the Company entered into a new interest rate swap transaction with Deutsche Bank AG. See also Notes 8, 11 and 16 for further information.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

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

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

Direct Operating Expenses

Direct operating expenses are primarily related to costs incurred in relation to leasing equipment that is not being leased to a third-party and for equipment in the Company’s chassis pools. These expenses primarily consist of costs to repair and maintain the equipment, to store the equipment when it is not on lease, to reposition the equipment for pick-up by a customer, and equipment rental related costs to meet customer demand. Costs to reposition the equipment incurred prior to the initial lease of the equipment are capitalized as a cost of the asset acquisition.

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

Sales of Leasing Equipment

Sales of leasing equipment consist of sales of equipment to third parties, as well as billings to customers for lost or damaged equipment. The Company records the gains and losses from the sales of leasing equipment as part of Other income, net in the Consolidated Statements of Operations. Gains and losses are recognized upon completion of the sale based upon the sales price and the book value of the equipment. For the three and nine months ended September 30, 2013, the Company recorded a net loss of $81 and net gains of $1,172, respectively.  This compares to net gains of $86 and $271, respectively, for the three and nine months ended September 30, 2012.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

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

New Accounting Standards

Adopted in 2013

In February 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on respective line items in net income. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012 for public companies.  The Company adopted ASU 2013-02 as of January 1, 2013. As ASU 2013-02 requires additional presentation only, there is no impact to the Company’s consolidated results of operations or financial position.

Pending Adoption

In July 2013, the FASB issued authoritative guidance on accounting for Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). Currently, there is diversity in practice in the presentation of unrecognized tax benefits. Some entities present unrecognized tax benefits as a liability. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward. The objective of the amendments in ASU 2013-11 is to conform practice among entities. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (continued)

In July 2013, the FASB issued authoritative guidance on accounting for Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). ASU 2013-10 permits the Fed Funds Effective Swap Rate (“OIS”) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. In the United States, currently only the interest rates on direct Treasury obligations of the U.S. government (“UST”) and, for practical reasons, the London Interbank Offered Rate (“LIBOR”) swap rate are considered benchmark interest rates. ASU 2013-10 permits the OIS to be used as a benchmark interest rate for hedge accounting purposes in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Activity (continued)

Equipment Leasing Revenue

The Company has non-cancelable operating leases for its leasing equipment. At September 30, 2013, future minimum lease revenue under these agreements is estimated as follows:

2013	$17,322
2014	52,401
2015	32,001
2016	16,853
2017	4,278
Thereafter	5,525
$128,380

Finance Revenue

The Company enters into direct finance leases. These leases generally provide that, after a stated lease term, the lessee has the option to purchase the equipment, typically for amounts below the estimated fair market value of the equipment, at the time the purchase option becomes exercisable. Guaranteed and unguaranteed residual values are included in the line item “Net investment in direct finance leases” on the Consolidated Balance Sheets. Under the terms of these leases, the substantive risks and rewards of equipment ownership are passed to the lessee. The lease payments are segregated into principal and interest components similar to a loan. The principal component is equal to the cost or carrying amount of the leased property. The interest component is equal to the gross cash flows charged to the lessee less the principal component. The Company recognizes the interest component, which is calculated using the effective interest method over the term of the lease as finance revenue. The principal component of the lease payment is reflected as a reduction to Net investment in direct finance leases. As of September 30, 2013 and December 31, 2012, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $12,204 and $15,611, respectively.

At September 30, 2013, receivables under these direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2013	$1,971	$704	$1,267
2014	9,337	2,385	6,952
2015	5,163	1,737	3,426
2016	4,275	1,374	2,901
2017	10,794	636	10,158
Thereafter	2,995	784	2,211
	$34,535	$7,620	$26,915

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Activity (continued)

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

4. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	September 30,	December 31,
	2013	2012
Total leasing equipment	$1,757,040	$1,634,393
Less accumulated depreciation	(347,984)	(309,010)
Leasing equipment, net of accumulated depreciation	$1,409,056	$1,325,383

Leasing equipment includes assets recorded under capital leases of $253,941 and $312,543 with accumulated depreciation of $56,860 and $60,938 at September 30, 2013 and December 31, 2012, respectively.

On July 1, 2013, the Company exercised an early purchase option of equipment under a capital lease. The Company paid the lender $8,976 inclusive of the final lease payment.  In addition during July 2013, the Company completed three additional asset acquisitions with a total equipment purchase price of $14,683.

5. Impairment of Leasing Equipment

The Company periodically analyzes the usability of leasing equipment at remanufacturing facilities, depots and other storage facilities. Certain leasing equipment is rejected in the remanufacturing process due to rust and corrosion or if otherwise determined to be unusable for future remanufacturing. Additionally, due to the frequent movement of the Company’s assets in its operations, its chassis and axles are subject to shrinkage. Impairment charges are recorded based on management’s ongoing analysis of the impairment indicators and include estimates of shrinkage and other charges based on recent historical experience. Impairment of leasing equipment amounted to $1,065 and $3,629 for the three and nine months ended September 30, 2013.  This compares to $3,081 and $5,073 for the three and nine months ended September 30, 2012. The decrease in impairment charges reflected during 2013 was primarily due to the Company’s decision in 2012 not to continue to support certain chassis types due to the difficulty of accessing replacement parts and identification of unusable axle sets located at depots and remanufacturing locations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

6. Goodwill

Management has determined that the Company has two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance has been assigned to these two reporting units using a relative fair value allocation approach. The goodwill balance for the Marine Market segment was $134,019 at both September 30, 2013 and December 31, 2012. The goodwill balance for the Domestic Market segment was $117,888 at both September 30, 2013 and December 31, 2012. At September 30, 2013, there are no accumulated impairment losses related to Goodwill.

The Marine Market segment exceeded its carrying value by approximately 25% while the Domestic Market segment exceeded its carrying value by approximately 66% as of December 31, 2012.

7. Borrowings

The following is a summary of the Company’s borrowings:

	September 30,	December 31,
	2013	2012
Senior Secured 11% Notes	$300,000	$300,000
ABL Facility	731,000	609,000
Loans Payable CIMC	19,843	21,513
Capital lease obligations	137,018	177,884
Total debt	1,187,861	1,108,397
Less current maturities	(29,048)	(25,884)
Long-term debt, less current maturities	$1,158,813	$1,082,513

The Company’s debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 6.23% for the year ended December 31, 2012.  For the nine months ended September 30, 2013 and 2012, the weighted-average interest rate was 6.19% and 6.18%, respectively.  The weighted-average interest rates disclosed are calculated as “all-in” rates which include interest expense and amortization of agents’ fees and deferred financing fees.

On January 14, 2013, the Company exercised two separate early purchase options of equipment under capital leases. The Company paid the lender $16,702 inclusive of the final rental payment. These transactions closed on March 1, 2013.

On May 14, 2013, the Company exercised an early purchase option of equipment under capital leases. The Company paid the lender $8,976 inclusive of the final rental payment. This transaction closed on July 1, 2013.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (continued)

During the nine months ended September 30, 2013, the Company increased its borrowing capacity under the ABL Facility by $105,000 bringing the total commitment by lenders to $950,000. Fees paid in connection with this increase were immaterial and will be amortized over the remaining life of the loan.

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

On August 9, 2012, in connection with the closing of the sale of the Original Notes and the ABL Facility and the repayment of the Fortis Facility, the Company terminated all six existing interest rate derivatives. Upon settlement, the Company paid $91,422, which included $1,052 of accrued interest. The balance in AOCI is being reclassified into earnings over the remaining life of the items previously hedged through October 2017, as management has determined that the forecasted transactions remain probable of occurring.

On January 10, 2013, the Company entered into a new interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument.  The Company will receive one month LIBOR with interest payable at a rate of 0.756% on the notional amount.  At September 30, 2013, one month LIBOR was 0.179%.  The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

Terminated interest rate derivatives are reviewed periodically to determine if the forecasted transactions remain probable of occurring. If the debt instrument is terminated or the occurrence of the interest payments on the debt is deemed remote, the related portion of the gain or loss associated with the terminated derivative included in AOCI would be recognized in the Consolidated Statements of Operations immediately.  For additional disclosures related to derivative instruments, see Notes 11 and 16 to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

8. Derivative and Hedging Activities (continued)

The Company held the following interest rate derivative designated as a cash flow hedge as of September 30, 2013:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Leg Interest Rate	Fair Value (a)

ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$2,796

(a)         This interest rate derivative is recorded in Fair value of derivative instruments in the asset section of the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term

September 30, 2013	$300,000	0.756%	3.78 years
December 31, 2012	$—	—%	—

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

8. Derivative and Hedging Activities (continued)

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the Consolidated Financial Statements for the periods indicated:

	Effective Portion				Ineffective Portion
	Derivative Instruments	Change in Unrealized Loss Recognized in OCI on Derivatives (a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income (b)	Classification of Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative (c)

Three Months ended September 30, 2013	Interest rate derivatives	$(1,373)	Interest expense	$3,255	Interest expense	$(20)

Nine Months ended September 30, 2013	Interest rate derivatives	$989	Interest expense	$9,891	Interest expense	$(60)

Three Months ended September 30, 2012	Interest rate derivatives	$(9,075)	Interest expense	$6,296	Interest expense	$33

Nine Months ended September 30, 2012	Interest rate derivatives	$(17,572)	Interest expense	$14,035	Interest expense	$53

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net settlements of interest rate derivative, net of tax of ($168), ($2,644), ($435) and ($7,116), respectively	$260	$4,013	$673	$10,800
Amortization of terminated derivatives, net of tax of ($1,937), ($1,505), ($5,962) and ($2,132), respectively	2,995	2,283	9,218	3,235
	$3,255	$6,296	$9,891	$14,035

(c)  Amount impacting income not related to OCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

8. Derivatives and Hedging Activities (continued)

The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the three and nine months ended September 30, 2013 and 2012:

Hedged	Original Maximum Notional	Effective	Maturity	Fixed	Termination De-designation	Deferred Loss Upon	Un- amortized Deferred (Gain) or Loss at Sept 30,	Amount of Deferred Loss Amortized (including Accelerated Amortization) into Interest Expense for the Three Months Ended Sept 30,		Amount of Deferred Loss Amortized (including Accelerated Amortization) Into Interest Expense for the Nine Months Ended Sept 30,		Amount of Deferred Loss Expected to be Amortized Over the Next Twelve
Item	Amount	Date	Date	Rate%	Date	Termination	2013	2013	2012	2013	2012	Months

(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$8	$6	$21	$27	$74	$14
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	47	31	79	116	287	65
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	296	103	132	317	415	296
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	60	16	40	49	144	55
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	191	61	81	183	243	180
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	1,711	—	—	—	—	—
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	1,526	—	—	—	—	—
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	(209)	(27)	33	(41)	104	(208)
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	(168)	18	104	103	334	(132)
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(181)	(14)	(9)	(42)	(28)	(62)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(646)	(55)	(25)	(150)	(70)	(243)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	504	190	270	640	802	504
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	1,151	159	144	531	144	514
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	4,788	711	570	2,278	570	2,339
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	4,873	1,390	792	4,041	792	4,873
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	8,305	1,779	1,223	5,473	1,223	7,334
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	2,538	564	333	1,655	333	2,337
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	46,372	—	—	—	—	—
Total						$127,529	$71,166	$4,932	$3,788	$15,180	$5,367	$17,866

(a)                 This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)                 This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)                 This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)                 This hedged item is referred to as Chassis Financing Program, Portfolio A

The amount of loss expected to be reclassified from OCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $979 (which is net of tax of $634) and amortization of deferred losses on the Company’s terminated derivatives of $10,850 (which is net of tax of $7,016).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

9. Commitments and Contingencies

Purchase Commitments

At September 30, 2013, commitments for capital expenditures for leasing equipment totaled approximately $748, all of which was committed for 2013.

Lease Commitments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2019. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of September 30, 2013, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was $11,668.

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

The Company’s chassis leasing business is domiciled in the United States. Therefore, its income is subject to United States taxation.  For the three months ended September 30, 2013, the Company recorded a tax benefit of $1,273, reflecting a 16.8% effective tax rate. This compares to a tax benefit of $3,201, reflecting a 40.7% effective tax rate for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, the Company recorded a tax benefit of $2,409, reflecting a 23.2% effective tax rate. This compares to a tax benefit of $2,047, reflecting a 39.7% effective tax rate for the nine months ended September 30, 2012.   For all periods presented, the effective tax rate was impacted by Canadian and Mexican tax provisions.

The Company accounts for income taxes in accordance with ASC 740, the Income Taxes Topic of the FASB ASC.  As of September 30, 2013, the Company has $144 of unrecognized tax benefits (comprised of unrecognized tax benefits and associated interest and penalties), all of which, if recognized, would favorably affect the Company’s effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits within its global operations in income tax expense.  The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits will significantly change within 12 months of the reporting date.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

11. Accumulated Other Comprehensive Loss

AOCI includes the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gains and losses primarily relating to the Company’s Canadian operation.

For the nine months ended September 30, 2013, the components of AOCI, net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$—	$(52,430)	$454	$(51,976)
Current-period other comprehensive income (loss)	1,662	9,218	(283)	10,597
Balance, September 30, 2013	$1,662	$(43,212)	$171	$(41,379)

The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $979 (which is net of tax of $634) and amortization of deferred losses on the Company’s terminated derivatives of $10,850 (which is net of tax of $7,016).  See Note 8.

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income for the three and nine months ended September 30, 2013:

	Income Statement Line Item	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest expense	$4,932	$15,180
Related income tax benefit	Benefit for income taxes	(1,937)	(5,962)
Net loss reclassified out of AOCI		$2,995	$9,218

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

12. Share-Based Payments

A summary of the restricted shares of SCT Chassis, Inc. under the Company’s stock compensation plan is as follows.  All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at January 1, 2013	451,360	$6.29	$2,837
Granted	49,169	7.36	362
Forfeited	(18,750)	6.17	(116)
Vested	(155,586)	6.37	(990)
Non-vested at September 30, 2013	326,193	$6.42	$2,093

The Company recorded share-based compensation expense for the three and nine months ended September 30, 2013 of $340 and $873, respectively.  This compares to compensation expense of $432 and $1,311 for the three and nine months ended September 30, 2012. Compensation expense is recorded as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation expense was approximately $1,344 at September 30, 2013, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

The Management Shareholder Agreements also provide for additional grants of 1,190,000 restricted shares upon the achievement of certain performance conditions or a certain market condition following a liquidity event.  No compensation expense has been recorded related to these shares since achievement of these conditions is not considered probable.

Share Repurchases

During the nine months ended September 30, 2013, Interpool purchased 61,421 shares of SCT Chassis, Inc. common stock from employees to meet their minimum statutory withholding requirement upon share vesting and to repurchase shares from an employee upon termination. The cost of these shares was $509 and is included in Member’s interest on the Consolidated Balance Sheets.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

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

The following tables show segment information for the three months ended September 30, 2013 and 2012.

Three Months ended September 30, 2013	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$10,332	$4,515	$—	$14,847
Pool revenue	76,451	34,190	—	110,641
All other revenue	5,370	1,620	1,766	8,756
Total revenue	$92,153	$40,325	$1,766	$134,244
Adjusted EBITDA	21,430	19,257	(4,306)	36,381
Depreciation expense	8,685	7,712	1,764	18,161
Net investment in direct finance leases	26,741	174	—	26,915
Leasing equipment	750,401	481,930	176,725	1,409,056
Capital expenditures for long-lived assets	33,472	9,312	1,277	44,061

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

13. Segment and Geographic Information (continued)

Three Months ended September 30, 2012	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$16,919	$4,630	$—	$21,549
Pool revenue	44,851	31,403	—	76,254
All other revenue	6,973	2,146	2,862	11,981
Total revenue	$68,743	$38,179	$2,862	$109,784
Adjusted EBITDA	27,471	16,592	(3,570)	40,493
Depreciation expense	7,854	6,617	1,947	16,418
Net investment in direct finance leases	44,155	3,163	—	47,318
Leasing equipment	661,112	459,940	162,843	1,283,895
Capital expenditures for long-lived assets	4,162	9,663	117	13,942

The following tables show segment information for the nine months ended September 30, 2013 and 2012.

Nine Months ended September 30, 2013	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$36,562	$13,654	$—	$50,216
Pool revenue	196,546	98,240	—	294,786
All other revenue	21,168	4,773	8,232	34,173
Total revenue	$254,276	$116,667	$8,232	$379,175
Adjusted EBITDA	70,807	56,732	(8,997)	118,542
Depreciation expense	25,165	22,853	5,106	53,124
Net investment in direct finance leases	26,741	174	—	26,915
Leasing equipment	750,401	481,930	176,725	1,409,056
Capital expenditures for long-lived assets	93,901	37,610	3,615	135,126

Nine Months ended September 30, 2012	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$54,298	$13,424	$—	$67,722
Pool revenue	112,016	87,367	—	199,383
All other revenue	14,503	6,158	11,032	31,693
Total revenue	$180,817	$106,949	$11,032	$298,798
Adjusted EBITDA	75,088	48,648	(9,231)	114,505
Depreciation expense	23,611	19,315	6,493	49,419
Net investment in direct finance leases	44,155	3,163	—	47,318
Leasing equipment	661,112	459,940	162,843	1,283,895
Capital expenditures for long-lived assets	5,978	24,056	547	30,581

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

13. Segment and Geographic Information (continued)

The following are reconciliations of Adjusted EBITDA to the Company’s net loss for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
Adjusted EBITDA	$36,381	$40,493
Principal collections on direct finance leases, net of interest earned	(1,401)	(2,012)
Non-cash stock compensation	(340)	(432)
Interest expense	(22,926)	(20,304)
Depreciation expense	(18,161)	(16,418)
Impairment of leasing equipment	(1,065)	(3,081)
Loss on retirement of debt	(6)	(6,294)
Other (expense) income, net	(94)	89
Interest income	15	87
Loss before benefit for income taxes	(7,597)	(7,872)
Benefit for income taxes	(1,273)	(3,201)
Net loss	$(6,324)	$(4,671)

The following are reconciliations of Adjusted EBITDA to the Company’s net loss for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
Adjusted EBITDA	$118,542	$114,505
Principal collections on direct finance leases, net of interest earned	(4,262)	(5,897)
Non-cash stock compensation	(873)	(1,311)
Interest expense	(68,336)	(52,267)
Depreciation expense	(53,124)	(49,419)
Impairment of leasing equipment	(3,629)	(5,073)
Loss on retirement of debt	(901)	(6,443)
Other income, net	1,896	640
Interest income	286	108
Loss before benefit for income taxes	(10,401)	(5,157)
Benefit for income taxes	(2,409)	(2,047)
Net loss	$(7,992)	$(3,110)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

13. Segment and Geographic Information (continued)

Geographic Information

Primarily all of the Company’s revenues and long lived assets are attributable to the United States, the Company’s country of domicile.

14. Defined Contribution Plan

The Company has a defined contribution plan covering substantially all of its eligible employees. Participating employees may make contributions to the plan, through payroll deductions. Matching contributions are made by the Company equal to 100% of the employee’s contribution to the extent such employee contribution does not exceed 6% of such employee’s compensation. For the three and nine months ended September 30, 2013 the Company contributed approximately $356 and $1,070, respectively, to this plan. This compares to $266 and $826, respectively, for the three and nine months ended September 30, 2012.  These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

15. Related Party Transactions

Management, Facility Fees and Chassis Leasing

The Company incurs charges from Seacastle for facility fees and for share-based compensation relative to both dedicated and shared employees.  The Company also charges management fees to a subsidiary of Seacastle for expenses incurred and services performed on its behalf.  For the three and nine months ended September 30, 2013, the above activity resulted in income for the Company, on a net basis, of $74 and $222, respectively.   This compares to income of $137 and $244, respectively, for the three and nine months ended September 30, 2012.  These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company has a net receivable from affiliates of $1,736 and $1,696 at September 30, 2013 and December 31, 2012, respectively, which is included in Other assets on the Consolidated Balance Sheets.

The Company also leases chassis to the Florida East Coast railway (“FEC”) under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress. For the three and nine months ended September 30, 2013, the Company recorded chassis leasing revenue from FEC of $239 and $653, respectively.  This compares to chassis leasing revenue of $186 and $457 for the three and nine months ended September 30, 2012.  These amounts are recorded in Equipment leasing revenue on the Consolidated Statements of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

16. Fair Value of Financial Instruments

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of September 30,	Fair Value Measurement as of September 30, 2013 using Fair Value Hierarchy
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,933	$8,933	$—	$—
Derivative instruments (a)	2,796	—	2,796	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2012 using Fair Value Hierarchy
	2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$26,556	$26,556	$—	$—
Liabilities:
Derivative instruments (b)	—	—	—	—

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

For the Three and Nine Months Ended September 30, 2013 and 2012

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

Debt:  The Company’s debt consists of fixed and floating rate instruments. Variable interest rate debt was $454,853 as of September 30, 2013 and $634,899 as of December 31, 2012.  Accordingly, the Company’s variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $733,008 as of September 30, 2013 and $473,498 as of December 31, 2012. In order to estimate the fair value of its fixed rate debt, where quoted market prices were not available, the Company valued the instruments using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar term debt at the end of each period. The discount rate used in the present value calculation was 6.13% at September 30, 2013 and 5.46% at December 31, 2012.  Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

16. Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Total debt and capital lease obligations	$(1,187,861)	$(1,185,207)	$(1,108,397)	$(1,106,875)

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

The exchange offer to exchange the Original Notes for notes which have been registered under the Securities Act commenced on June 6, 2013, expired on July 5, 2013 and closed on July 10, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date 100% of the Original Notes were validly tendered for exchange.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

September 30, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$8,181	$752	$—	$8,933
Accounts receivable, net	—	123,704	588	—	124,292
Net investment in direct finance leases	—	37,434	—	(10,519)	26,915
Leasing equipment, net of accumulated depreciation	—	1,395,486	13,570	—	1,409,056
Fair value of derivative instrument	—	2,796	—	—	2,796
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	2,443	—	(707)	1,736
Intercompany interest receivable	4,217	—	—	(4,217)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	541,624	3,215	—	(544,839)	—
Other assets	—	41,583	1,178	—	42,761
Total assets	$845,841	$1,866,749	$16,088	$(860,282)	$1,868,396
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$4,217	$56,483	$332	$—	$61,032
Intercompany payable	—	200	707	(907)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	4,217	—	(4,217)	—
Intercompany lease payable	—	—	10,519	(10,519)	—
Deferred income taxes	—	76,564	1,315	—	77,879
Debt and capital lease obligations	300,000	887,861	—	—	1,187,861
Total liabilities	304,217	1,325,325	12,873	(315,643)	1,326,772
Total member’s interest	541,624	541,424	3,215	(544,639)	541,624
Total liabilities and member’s interest	$845,841	$1,866,749	$16,088	$(860,282)	$1,868,396

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Three Months Ended September 30, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$133,513	$808	$(77)	$134,244
Direct operating expenses	—	81,130	10	—	81,140
Selling, general and administrative expenses	—	14,565	172	—	14,737
Depreciation expense	—	17,995	166	—	18,161
Provision for doubtful accounts	—	3,727	—	—	3,727
Impairment of leasing equipment	—	1,065	—	—	1,065
Loss on retirement of debt	—	6	—	—	6
Interest expense	8,250	22,926	80	(8,330)	22,926
Interest income	(8,250)	(18)	—	8,253	(15)
Equity in earnings of subsidiary	6,324	(260)	—	(6,064)	—
Other expense, net	—	94	—	—	94
Total expenses	6,324	141,230	428	(6,141)	141,841
(Loss) income before (benefit) provision for income taxes	(6,324)	(7,717)	380	6,064	(7,597)
(Benefit) provision for income taxes	—	(1,393)	120	—	(1,273)
Net (loss) income	(6,324)	(6,324)	260	6,064	(6,324)
Unrealized gain (loss) on derivative instruments, net of tax of $721	—	(1,113)	—	—	(1,113)
Derivative loss reclassified into earnings, net of tax of ($1,937)	—	2,995	—	—	2,995
Foreign currency translation gain (loss), net of tax of ($39)	—	50	—	—	50
Total other comprehensive income	—	1,932	—	—	1,932
Total comprehensive (loss) income	$(6,324)	$(4,392)	$260	$6,064	$(4,392)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Nine Months Ended September 30, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$377,015	$2,399	$(239)	$379,175
Direct operating expenses	—	215,305	31	—	215,336
Selling, general and administrative expenses	—	41,411	587	—	41,998
Depreciation expense	—	52,621	503	—	53,124
Provision for doubtful accounts	—	8,434	—	—	8,434
Impairment of leasing equipment	—	3,629	—	—	3,629
Loss on retirement of debt	—	901	—	—	901
Interest expense	24,750	68,334	249	(24,997)	68,336
Interest income	(24,750)	(294)	—	24,758	(286)
Equity in earnings of subsidiary	7,992	(696)	—	(7,296)	—
Other income, net	—	(1,891)	(5)	—	(1,896)
Total expenses	7,992	387,754	1,365	(7,535)	389,576
(Loss) income before (benefit) provision for income taxes	(7,992)	(10,739)	1,034	7,296	(10,401)
(Benefit) provision for income taxes	—	(2,747)	338	—	(2,409)
Net (loss) income	(7,992)	(7,992)	696	7,296	(7,992)
Unrealized gain (loss) on derivative instruments, net of tax of ($1,074)	—	1,662	—	—	1,662
Derivative loss reclassified into earnings, net of tax of ($5,962)	—	9,218	—	—	9,218
Foreign currency translation gain (loss), net of tax of $182	—	(283)	—	—	(283)
Total other comprehensive income	—	10,597	—	—	10,597
Total comprehensive (loss) income	$(7,992)	$2,605	$696	$7,296	$2,605

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$30,164	$33	$1,630	$31,827
Investing activities:
Proceeds from sale of leasing equipment	—	5,961	—	—	5,961
Collections on net investment in direct finance leases, net of interest earned	—	5,892	—	(1,630)	4,262
Purchase of leasing equipment	—	(131,509)	—	—	(131,509)
Purchase of fixed assets	—	(3,617)	—	—	(3,617)
Net cash used in investing activities	—	(123,273)	—	(1,630)	(124,903)
Financing activities:
Proceeds from long-term debt	—	142,000	—	—	142,000
Repayments of long-term debt	—	(63,506)	—	—	(63,506)
Cash paid for debt issuance fees	—	(2,267)	—	—	(2,267)
Repurchase of shares from employees	—	(509)	—	—	(509)
Net cash provided by financing activities	—	75,718	—	—	75,718
Effect of changes in exchange rates on cash and cash equivalents	—	(265)	—	—	(265)
Net (decrease) increase in cash and cash equivalents	—	(17,656)	33	—	(17,623)
Cash and cash equivalents, beginning of period	—	25,837	719	—	26,556
Cash and cash equivalents, end of period	$—	$8,181	$752	$—	$8,933

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

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

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Three Months Ended September 30, 2012

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$109,063	$808	$(87)	$109,784
Direct operating expenses	—	60,573	10	—	60,583
Selling, general and administrative expenses	—	10,579	314	—	10,893
Depreciation expense	—	16,248	170	—	16,418
Provision for doubtful accounts	—	260	—	—	260
Impairment of leasing equipment	—	3,081	—	—	3,081
Loss on retirement of debt	—	6,294	—	—	6,294
Interest expense	4,767	20,450	88	(5,001)	20,304
Interest income	(4,767)	(88)	—	4,767	(88)
Liquidating dividend	—	(6,367)	—	6,367	—
Equity in earnings of subsidiary	1,549	(27)	—	(1,522)	—
Other (income) expense, net	—	(188)	99	—	(89)
Total expenses	1,549	110,815	681	4,611	117,656
(Loss) income before (benefit) provision for income taxes	(1,549)	(1,752)	127	(4,698)	(7,872)
(Benefit) provision for income taxes	—	(3,301)	100	—	(3,201)
Net (loss) income	(1,549)	1,549	27	(4,698)	(4,671)
Unrealized gain (loss) on derivative instruments, net of tax of $3,336	—	(5,062)	—	—	(5,062)
Derivative loss reclassified into earnings, net of tax of ($1,505)	—	2,283	—	—	2,283
Foreign currency translation gain (loss), net of tax of ($176)	—	264	—	—	264
Total other comprehensive loss	—	(2,515)	—	—	(2,515)
Total comprehensive (loss) income	$(1,549)	$(966)	$27	$(4,698)	$(7,186)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Nine Months Ended September 30, 2012

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$297,110	$1,914	$(226)	$298,798
Direct operating expenses	—	155,463	29	—	155,492
Selling, general and administrative expenses	—	33,534	403	—	33,937
Depreciation expense	—	48,978	441	—	49,419
Provision for doubtful accounts	—	2,073	—	—	2,073
Impairment of leasing equipment	—	5,073	—	—	5,073
Loss on retirement of debt	—	6,443	—	—	6,443
Interest expense	4,767	52,413	227	(5,140)	52,267
Interest income	(4,767)	(109)	—	4,767	(109)
Liquidating dividend	—	(6,367)	—	6,367	—
Equity in earnings of subsidiary	3,110	(715)	—	(2,395)	—
Other income, net	—	(362)	(278)	—	(640)
Total expenses	3,110	296,424	822	3,599	303,955
(Loss) income before (benefit) provision for income taxes	(3,110)	686	1,092	(3,825)	(5,157)
(Benefit) provision for income taxes	—	(2,424)	377	—	(2,047)
Net (loss) income	(3,110)	3,110	715	(3,825)	(3,110)
Unrealized gain (loss) on derivative instruments, net of tax of $4,462	—	(6,772)	—	—	(6,772)
Derivative loss reclassified into earnings, net of tax of ($2,132)	—	3,235	—	—	3,235
Foreign currency translation gain (loss), net of tax of ($261)	—	240	—	—	240
Total other comprehensive loss	—	(3,297)	—	—	(3,297)
Total comprehensive income (loss)	$(3,110)	$(187)	$715	$(3,825)	$(6,407)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2012

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(35,904)	$590	$(693)	$(36,007)
Investing activities:
Proceeds from sale of leasing equipment	—	2,028	—	—	2,028
Collections on net investment in direct finance leases, net of interest earned	—	5,897	—	—	5,897
Disbursement related to intercompany note	(300,000)	—	—	300,000	—
Purchase of leasing equipment	—	(30,034)	—	—	(30,034)
Purchase of fixed assets	—	(547)	—	—	(547)
Net cash (used in) provided by investing activities	(300,000)	(22,656)	—	300,000	(22,656)
Financing activities:
Proceeds from long-term debt	300,000	816,397	—	(300,000)	816,397
Repayments of long-term debt	—	(732,576)	—	—	(732,576)
Cash paid for debt issuance fees	—	(30,306)	—	—	(30,306)
Dividend paid	—	—	(693)	693	—
Capital contribution from parent	—	3,334	—	—	3,334
Investment in parent	—	(3,354)	—	—	(3,354)
Repurchase of shares from employees	—	(307)	—	—	(307)
Net cash provided by (used in) financing activities	300,000	53,188	(693)	(299,307)	53,188
Effect of changes in exchange rates on cash and cash equivalents	—	161	—	—	161
Net decrease in cash and cash equivalents	—	(5,211)	(103)	—	(5,314)
Cash and cash equivalents, beginning of period	—	27,835	1,170	—	29,005
Cash and cash equivalents, end of period	$—	$22,624	$1,067	$—	$23,691

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in Thousands, Except for Share Amounts)

18. Subsequent Events

The Company has evaluated all significant activities through the time of filing these financial statements with the SEC and has concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

PART I. FINANCIAL INFORMATION

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

Our fleet of equipment primarily consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of September 30, 2013, we owned, leased-in or managed a fleet of 309,316 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.41 billion.

We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

•                                          Marine Market segment—primarily serving shipping lines and motor carriers with 20’, 40’ and 45’ foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of September 30, 2013, our active fleet included 204,175 marine chassis.

•                                          Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53’ chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of September 30, 2013, our active fleet included 74,694 domestic chassis.

As of September 30, 2013, approximately 22%, 3%, and 75% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively. As of September 30, 2013, 30% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $162.9 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below summarizes our total fleet by type of lease as of September 30, 2013:

	Units		Net book value		Average	% of
Total fleet by lease type	# of units	% of total	$ in millions	% of total	age (in years)	On-hire fleet
Term lease	56,308	19	$297	20	12.7	22
Direct finance lease	6,807	2	27	2	11.6	3
Marine chassis pool	133,232	43	534	37	14.2	52
Domestic chassis pool	59,982	19	402	28	6.9	23
On-hire fleet	256,329	83	1,260	87	12.2	100
Available fleet	22,540	7	96	7	15.5
Active fleet	278,869	90	1,356	94	12.5
Units available for remanufacture	30,447	10	80	6
Total fleet	309,316	100	$1,436	100

Term lease products

Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership, and bear the risk of re-leasing the asset upon expiration of the lease. Historically, we estimate that our average term lease renewal rate has been approximately 80%, and for the nine months ended September 30, 2013, our term lease renewal rate was approximately 46%. During 2013, several of our lessees have opted to continue renting chassis from us in our pool upon the expiration of their term leases. If we include these rentals, the renewal rate for the nine months ended September 30, 2013 would be approximately 91%.

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

Chassis pools

We operate and maintain domestic and marine chassis pools. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Because substantially all our major customers have regular shipments requiring chassis, many commit to subscription levels for minimum chassis usage to ensure sufficient chassis supply. As of September 30, 2013, 21% of chassis pool revenue was generated by such minimum usage arrangements.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marine chassis pools

We operate pools in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, West Coast and Midwest, using marine 20’, 40’ and 45’ chassis. As of September 30, 2013, we owned 116,154 units and managed 17,078 units owned and contributed by steamship lines for a total of 133,232 units. The net book value of our owned marine pool units amounted to $536.6 million as of September 30, 2013. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically 1 year in length. For the nine months ended September 30, 2013, approximately 10% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

We also operate pools for domestic 53’ chassis at railroad ramps throughout the United States. As of September 30, 2013, we had 59,982 units, including 7,888 that we lease-in, engaged in providing this service. The net book value of the domestic pool units that we own totaled $402.2 million, as of September 30, 2013. Currently, we have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies that operate standard-size domestic intermodal equipment. A large portion of our domestic units are leased under these contracts and under similar contracts with other customers and contain minimum chassis usage subscription levels. For the nine months ended September 30, 2013, approximately 44% of domestic chassis pool revenue was generated under subscription arrangements.

Other revenue

Other revenue is derived from three primary sources: maintenance and repair service revenue, repositioning revenue and management services revenue.

Primary operating performance metrics

Revenue growth for our business is driven by the size of our fleet, utilization of our equipment and average lease rates.  We plan to grow our fleet by investing in new, used and remanufactured chassis.  Our utilization rates are determined by the percentage of our total fleet that is on-hire, excluding chassis awaiting the remanufacture process.  Typically, pooled chassis are in use by a customer between 70% and 90% of the time depending upon seasonality.  However, to the extent our equipment is either assigned to chassis pools or managed by a third party, the equipment is considered fully utilized since it is not available for us to lease regardless of whether all of the units are generating income. The increase in utilization rates is, in part, due to the fact that as we grow our pools and allocate more chassis to pools, such assets are considered fully utilized and, therefore, increase our utilization rate. As of September 30, 2013 and 2012, our utilization rates were 91.9% and 91.2%, respectively.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment lease rates are a function of several factors, including new equipment prices, which are primarily influenced by the price of steel, interest rates, the number of available chassis in the market, and demand, which is driven by import volumes. Average term lease rates are expected to change gradually as lease terms expire and new rates are set while marine and domestic pool rates are expected to rise more rapidly given the demand for the pool product. Average lease rate calculations are based on revenue earned divided by the average number of chassis on-hire for term lease products and pool products.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality

Our business experiences seasonal revenue trends that correlate directly to increases in the importation of goods via intermodal containers and domestic container traffic linked to the movement of goods in anticipation of the year-end holiday season. The “peak” season generally begins in the early third quarter and then begins to slow in the late third quarter and early part of the fourth quarter. This is when our revenues are generally the highest. Our operating expenses will move in tandem with the increased volume of container traffic and are also impacted by the warmer weather during the summer months in the mid-western, southern and eastern parts of the United States due to higher volumes of tire replacement costs during these months. No other significant seasonal trends currently exist in our business.

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

PART I. FINANCIAL INFORMATION

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

PART I. FINANCIAL INFORMATION

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

The manner in which a derivative instrument is recorded depends on whether it qualifies for hedge accounting. Hedge accounting requires that, at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designed as hedges compared to changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment, which is performed at least quarterly, involves an estimation of changes in fair value resulting from changes in interest rates, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in our statement of operations. Once qualified, we apply hedge accounting and designate and account for interest rate swap contracts as cash flow hedges. For effective cash flow hedges, changes in fair value are deferred and recorded in AOCI in the Consolidated Balance Sheets. The ineffective portion of cash flow hedges is recognized in earnings immediately and recorded in Interest expense in the Consolidated Statements of Operations.

Provision for doubtful accounts

During 2011, 2012 and continuing into 2013, certain of our shipping line customers began migrating away from providing chassis as an integral part of their transportation-related services. As a result, we are providing a greater number of chassis directly to motor carriers who represent a higher credit risk than our traditional customer base that generally consists of larger companies with greater liquidity and resources. Notwithstanding this change, our methodology for assessing the adequacy of the provision for doubtful accounts has not changed significantly.

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

PART I. FINANCIAL INFORMATION

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of our consolidated results for the three months ended September 30, 2013 to the three months ended September 30, 2012

	Three Months Ended September 30,		Variance
	2013	2012	$ change	% change
Revenues:
Equipment leasing revenue	$125,488	$97,803	$27,685	28
Finance revenue	746	1,252	(506)	(40)
Other revenue	8,010	10,729	(2,719)	(25)
Total revenues	$134,244	$109,784	$24,460	22
Expenses:
Direct operating expenses	81,140	60,583	20,557	34
Selling, general and administrative expenses	14,737	10,893	3,844	35
Depreciation expense	18,161	16,418	1,743	11
Provision for doubtful accounts	3,727	260	3,467	**
Impairment of leasing equipment	1,065	3,081	(2,016)	(65)
Loss on retirement of debt	6	6,294	(6,288)	(100)
Interest expense	22,926	20,304	2,622	13
Interest income	(15)	(88)	73	**
Other expense (income), net	94	(89)	183	**
Total expenses	141,841	117,656	24,185	21
Loss before benefit for income taxes	(7,597)	(7,872)	275	(4)
Benefit for income taxes	(1,273)	(3,201)	1,928	(60)
Net loss	$(6,324)	$(4,671)	$(1,653)	(35)
Adjusted net (loss) income(1)	$(2,189)	$2,437	$(4,626)	(190)
Adjusted EBITDA(1)	$36,381	$40,493	$(4,112)	(10)

**                                  Not meaningful

(1)                                 For a reconciliation of Adjusted net (loss) income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures—Adjusted EBITDA.

Revenues

Total Company revenue was $134.2 million for the three months ended September 30, 2013 compared to $109.8 million for the three months ended September 30, 2012, an increase of $24.4 million or 22%.

Equipment leasing revenue for all product offerings was $125.5 million for the three months ended September 30, 2013 compared to $97.8 million for the three months ended September 30, 2012, an increase of $27.7 million or 28%. This increase was primarily the result of a 12% increase in average daily per diem rates, which resulted in an increase in equipment leasing revenue of $13.9 million, and an increase in the average on-hire fleet of approximately 30,711 chassis, or 14%, which led to an increase in equipment leasing revenue of $13.8 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in average daily per diem rates is primarily due to our ability to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services. In addition, negotiated rate increases to shipping line, railroad and intermodal logistics customers and, in general, a product mix shift away from term leasing and towards pools where the per diem rates are significantly higher also increased the average daily per diem rates. The increase in the average on-hire fleet was primarily due to growth in both the marine and domestic pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 30,621 chassis from our shipping line customers from October 1, 2012 through September 30, 2013 as well as a shift of 28,396 term lease units into our pools and an increase in the number of managed units.  Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

Finance revenue was $0.8 million for the three months ended September 30, 2013 compared to $1.3 million during the three months ended September 30, 2012, a decrease of $0.5 million or 40%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $21.0 million due to normal amortization through principal payments.

Other revenue was $8.0 million for the three months ended September 30, 2013 compared to $10.7 million for the three months ended September 30, 2012, a decrease of $2.7 million or 25%. This decrease was primarily attributable to a decrease in term lease termination fees of $1.8 million, the discontinuance of a pass-through repair billing arrangement with a railroad customer of $1.0 million, lower billings to customers for chassis repairs of $0.6 million and lower chassis management service fees of $0.3 million, partially offset by increased billings to pool customer for repositioning of equipment of $1.0 million.

Marine Market segment

Total Marine Market segment revenue was $92.2 million for the three months ended September 30, 2013 compared to $68.7 million for the three months ended September 30, 2012, an increase of $23.5 million or 34%.

	Three Months Ended September 30,
Key Operating Statistics	2013	2012	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$76,451	$44,851	$31,600	70
Average Total Fleet	131,058	74,262	56,796	76
Average Daily Revenue per Chassis	$6.34	$6.56	$(0.22)	(3)
Term Lease Statistics
Per Diem Revenue	$10,332	$16,919	$(6,587)	(39)
Average Total Fleet	44,138	73,330	(29,192)	(40)
Average Daily Revenue per Chassis	$2.54	$2.51	$0.03	1

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $86.8 million for the three months ended September 30, 2013 compared to $61.8 million for the three months ended September 30 2012, an increase of $25.0 million or 40%. Marine pool per diem revenues increased $31.6 million or 70% due to a 76% increase in the average number of chassis in our marine pools partially offset by a 3% decrease in the average daily per diem rate. The increased number of chassis in our marine pools is due to the Company’s purchase of 30,621 chassis from our shipping line customers during the period from October 1, 2012 through September 30, 2013 as well as a shift of 28,396 term lease units from our term lease product toward our pools and an increase in managed units as our shipping line customer transition to the motor carrier model during that same period of time.  The decrease in the average daily per diem rates in marine pools is primarily due to the large number of chassis added to our marine pools during the last 12 months without a proportional increase in billable usage, partially offset by a favorable mix of higher per diem rates charged to motor carriers, as well as negotiated per diem rate increases to shipping line customers.  Marine pool per diem revenues attributable to motor carriers rose to 48% in the third quarter of 2013 from 34% in the third quarter of 2012. Marine term lease revenues decreased $6.6 million or 39% due to a 40% decrease in the average number of units on-hire slightly offset by a 1% increase in the average per diem rate.

Finance revenue was $0.8 million for the three months ended September 30, 2013 compared to $1.3 million for the three months ended September 30, 2012, a decrease of $0.5 million or 40%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $21.0 million due to normal amortization through principal payments.

Other revenue was $4.6 million for the three months ended September 30, 2013 compared to $5.8 million during the three months ended September 30, 2012, a decrease of $1.2 million. The decrease was primarily due to a decrease in term lease termination fees of $1.8 million, partially offset by increased billings to pool customers for the repositioning of equipment of approximately $0.6 million. Management and other fees were flat in the three month periods ended September 30, 2013 and 2012.

Domestic Market segment

Total Domestic Market segment revenue was $40.3 million for the three months ended September 30, 2013 compared to $38.2 million for the three months ended September 30, 2012, an increase of $2.1 million or 6%.

	Three Months Ended September 30,
Key Operating Statistics	2013	2012	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$34,190	$31,403	$2,787	9
Average Total Fleet	59,911	56,166	3,745	7
Average Daily Revenue per Chassis	$6.20	$6.08	$0.12	2
Term Lease Statistics
Per Diem Revenue	$4,515	$4,630	$(115)	(2)
Average Total Fleet	13,671	14,309	(638)	(4)
Average Daily Revenue per Chassis	$3.59	$3.52	$0.07	2

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $38.7 million for the three months ended September 30, 2013 compared to $36.0 million for the three months ended September 30, 2012, an increase of $2.7 million or 7%. Domestic pool revenues increased $2.8 million or 9% due to a 2% increase in the average per diem rates and a 7% increase in the average number of chassis in our domestic pools. The increase in the average daily per diem rates in the domestic pool is primarily due to negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues decreased $0.1 million or 2% due to a 4% decrease in the average number of chassis on lease partially offset by a 2% increase in the average per diem rates.

No Finance revenue was recorded for the three months ended September 30, 2013 compared to $0.1 million for the three months ended September 30, 2012.

Other revenue was $1.6 million for the three months ended September 30, 2013 compared to $2.1 million for the three months ended September 30, 2012, a decrease of $0.5 million or 24%. The decrease is primarily attributable to the discontinuance of a pass-through repair billing arrangement with a railroad customer of $0.9 million, partially offset by increased billings to pool customers for the repositioning of equipment of approximately $0.4 million.

Direct operating expenses

Total Company direct operating expenses were $81.1 million for the three months ended September 30, 2013 compared to $60.5 million for the three months ended September 30, 2012, an increase of $20.6 million or 34%.  Maintenance and repair costs increased $16.3 million or 39%, which was primarily due to a 46% increase in the average number of chassis operating in marine and domestic chassis pools.  Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $3.7 million.  Other direct operating costs also increased by $0.6 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $59.3 million for the three months ended September 30, 2013 compared to $37.1 million for the three months ended September 30, 2012, reflecting an increase of $22.2 million or 60%. This increase was primarily due to increased maintenance and repair expenses of $15.4 million or 56%, which was primarily due to a 76% increase in the average number of chassis operating in the marine pools and a $4.5 million increase in positioning expense partially offset by a $1.0 million decrease in pool usage expenses. Additionally, there was an increase of $3.3 million in other direct operating expenses.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $17.5 million for the three months ended September 30, 2013 compared to $18.6 million for the three months ended September 30, 2012, reflecting an increase of $1.1 million or 6%.  This decrease was primarily due to a $1.1 million reduction in positioning expense and a $1.5 million reduction in daily chassis usage fees as a result of acquiring previously leased-in domestic chassis, partially offset by an increase in maintenance and repairs expense of $1.5 million or 12% primarily due to a 7% increase in the average number of chassis operating in the domestic pool.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Three Months Ended Sept 30, 2013	Three Months Ended Sept 30, 2012	Variance	Three Months Ended Sept 30, 2013	Three Months Ended Sept 30, 2012	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$92,153	$68,743	$23,410	$21,430	$27,471	$(6,041)
Domestic Market segment	40,325	38,179	2,146	19,257	16,592	2,665
Total Reportable segments	$132,478	$106,922	$25,556	$40,687	$44,063	$(3,376)
Other	1,766	2,862	(1,096)	(4,306)	(3,570)	(736)
Total Company	$134,244	$109,784	$24,460	$36,381	$40,493	$(4,112)

Principal collections on direct finance leases				(1,401)	(2,012)
Non-cash stock compensation				(340)	(432)
Depreciation expense				(18,161)	(16,418)
Impairment of leasing equipment				(1,065)	(3,081)
Loss on retirement of debt				(6)	(6,294)
Interest expense				(22,926)	(20,304)
Other (expense) income, net				(94)	89
Interest income				15	87
Loss before benefit for income taxes				(7,597)	(7,872)
Benefit for income taxes				(1,273)	(3,201)
Net loss				$(6,324)	$(4,671)

Selling, general and administrative expenses

Selling, general and administrative expenses were $14.7 million for the three months ended September 30, 2013 compared to $10.9 million for the three months ended September 30, 2012, an increase of $3.8 million or 35%. This increase was primarily due to incremental employee-related costs resulting from headcount additions and consulting fees in support of equipment appraisal services and information technology, operations and human resource initiatives.

Depreciation expense

Depreciation expense was $18.2 million for the three months ended September 30, 2013 compared to $16.4 million for the three months ended September 30, 2012, an increase of $1.8 million or 11%. This increase was primarily due to depreciation on chassis acquired during the period from October 1, 2012 through September 30, 2013. Such chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate away from providing chassis as an integral part of their transportation-related services and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for doubtful accounts

The provision for doubtful accounts was $3.7 million for the three months ended September 30, 2013 compared to $0.3 million for the three months ended September 30, 2012, an increase of $3.4 million.  The increase was primarily attributable to a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate away from providing chassis as an integral part of their transportation-related services. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $1.1 million for the three months ended September 30, 2013 compared to $3.1 million for the three months ended September 30, 2012, a decrease of $2.0 million or 65%. This decrease was primarily due to a lesser number of end-of-life chassis impaired in the third quarter of 2013 as compared to the third quarter of 2012, as well as a reduced level of write-downs during the third quarter of 2013 for the portion of our axle inventory which was determined to be unsuitable for the remanufacturing program due to rust and corrosion. Our decision during 2012 to no longer support certain chassis types due to the inordinate cost and difficulty of accessing replacement parts for these chassis types was a contributing factor to the number of end-of life chassis impaired during the prior year period.

Loss on retirement of debt

The decrease in the loss on retirement of debt of $6.3 million for the three months ended September 30, 2013, as compared to the corresponding prior year period, was primarily due to the closing of the ABL Facility in August 2012. In connection with closing the ABL Facility, the proceeds generated therefrom were used to repay existing indebtedness, including interest rate swap liabilities, and for general corporate purposes. Since the ABL Facility and the previous credit facilities were loan syndications and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis in accordance with FASB ASC Topic 470-50, Modification and Extinguishments of Debt. This resulted in a loss on modification of debt of $2.1 million and a loss on extinguishment of debt of $4.2 million during the three months ended September 30, 2012.

Interest expense

Interest expense was $22.9 million for the three months ended September 30, 2013 compared to $20.3 million for the three months ended September 30, 2012, an increase of $2.6 million or 13%. The non-cash interest portion of this increase (consisting of deferred financing fees, amortized losses on terminations of derivative instruments, fair value adjustments for derivative instruments and certain fair value adjustments to our debt instruments recorded at our acquisition date) amounted to $1.5 million, while the cash interest portion of this increase amounted to $1.1 million. The increase in non-cash interest expense was primarily due to a $1.1 million increase in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements and a $0.4 million increase in the amortization of deferred financing fees incurred in connection with the sale of the Original Notes and the ABL Facility in August 2012. The increase in cash interest expense in the third quarter of 2013 was primarily due to a $169.1 million increase in the average balance of debt outstanding during the year which yielded incremental cash interest expense of $2.5 million. Partially offsetting this increase was a reduction in the weighted-average interest rate from 6.04% during the third quarter of 2012 to 5.57%

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

during the third quarter of 2013, which accounted for a $1.4 million decrease in cash interest expense. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis fleet and to settle the outstanding liability position of interest rate swap agreements related to the August 2012 refinancing of our senior secured credit agreement with BNP Paribas CC, Inc. (f/k/a Fortis Capital Corp.) and a group of lenders, with Fortis acting as the agent and our term loan with DVB Bank SE and ING.

Benefit for income taxes

The effective income tax rates for the three months ended September 30, 2013 and 2012 were 16.8% and 40.7%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net loss

Net loss was $6.3 million for the three months ended September 30, 2013 compared to a net loss of $4.7 million for the three months ended September 30, 2012. The increase in the net loss was attributable to the items noted above.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of our consolidated results for the nine months ended September 30, 2013 to the nine months ended September 30, 2012

	Nine Months Ended September 30,		Variance
	2013	2012	$ change	% change
Revenues:
Equipment leasing revenue	$345,002	$267,105	$77,897	29
Finance revenue	2,564	3,950	(1,386)	(35)
Other revenue	31,609	27,743	3,866	14
Total revenues	$379,175	$298,798	$80,377	27
Expenses:
Direct operating expenses	215,336	155,492	59,844	39
Selling, general and administrative expenses	41,998	33,937	8,061	24
Depreciation expense	53,124	49,419	3,705	8
Provision for doubtful accounts	8,434	2,073	6,361	307
Impairment of leasing equipment	3,629	5,073	(1,441)	(29)
Loss on retirement of debt	901	6,443	(5,542)	(86)
Interest expense	68,336	52,267	16,069	31
Interest income	(286)	(109)	(177)	162
Other income, net	(1,896)	(640)	(1,256)	196
Total expenses	389,576	303,955	85,621	28
Loss before benefit for income taxes	(10,401)	(5,157)	(5,244)	102
Benefit for income taxes	(2,409)	(2,047)	(362)	18
Net loss	$(7,992)	$(3,110)	$(4,882)	157
Adjusted net income(1)	$5,019	$6,577	$(1,558)	(24)
Adjusted EBITDA(1)	$118,542	$114,505	$4,037	4

**                                  Not meaningful

(1)         For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures—Adjusted EBITDA.

Revenues

Total Company revenue was $379.2 million for the nine months ended September 30, 2013 compared to $298.8 million for the nine months ended September 30, 2012, an increase of $80.4 million or 27%.

Equipment leasing revenue for all product offerings was $345.0 million for the nine months ended September 30, 2013 compared to $267.1 million for the nine months ended September 30, 2012, an increase of $77.9 million or 29%. This increase was primarily the result of a 14% increase in average daily per diem rates, which resulted in an increase in equipment leasing revenue of $41.5 million, and an increase in the average on-hire fleet of 29,988 chassis, or 14%, which led to an increase in equipment leasing revenue of $36.4 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in average daily per diem rates is primarily due to our ability to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services, in addition to negotiated rate increases to shipping line, railroad and intermodal logistics customers and, in general, a product mix shift away from term leasing and towards pools where the per diem rates are significantly higher. The increase in the average on-hire fleet was primarily due to growth in both the marine and domestic pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 30,621 units from our shipping line customers from October 1, 2012 through September 30, 2013 as well as a shift of 28,396 term lease units into our pools and an increase in the number of managed units.  Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

Finance revenue was $2.6 million for the nine months ended September 30, 2013 compared to $4.0 million during the nine months ended September 30, 2012, a decrease of $1.4 million or 35%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $18.9 million due to normal amortization through principal payments.

Other revenue was $31.6 million for the nine months ended September 30, 2013 compared to $27.7 million for the nine months ended September 30, 2012, an increase of $3.9 million or 14%. This increase was primarily attributable to increases in term lease termination fees of $4.1 million, billings to pool customers for repositioning of equipment of $2.7 million and management services and other revenue of $1.0 million, partially offset by lower scrap metal proceeds in connection with the disposal of end-of-life chassis of $1.9 million and lower repair billings of $2.0 million.

Marine Market segment

Total Marine Market segment revenue was $254.3 million for the nine months ended September 30, 2013 compared to $180.8 million for the nine months ended September 30, 2012, an increase of $73.5 million or 41%.

	Nine Months Ended September 30,
Key Operating Statistics	2013	2012	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$196,546	$112,016	$84,530	75
Average Total Fleet	116,179	64,795	51,384	79
Average Daily Revenue per Chassis	$6.20	$6.31	$(0.11)	(2)
Term Lease Statistics
Per Diem Revenue	$36,562	$54,298	$(17,736)	(33)
Average Total Fleet	53,499	79,796	(26,297)	(33)
Average Daily Revenue per Chassis	$2.50	$2.48	$0.02	1

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $233.1 million for the nine months ended September 30, 2013 compared to $166.3 million for the nine months ended September 30 2012, an increase of $66.8 million or 40%. Marine pool per diem revenues increased

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

$84.5 million or 75% due to a 79% increase in the average number of chassis in our marine pools partially offset by a 2% decrease in the average daily per diem rate. The increased number of chassis in our marine pools is due to the Company’s purchase of 30,621 chassis from our shipping line customers during the period from October 1, 2012 through September 30, 2013 as well as a shift of 28,396 term lease units from our term lease product toward our pools and an increase in managed units as our shipping line customer transition to the motor carrier model during that same period of time.  The decrease in the average daily per diem rates in marine pools is primarily due to the large number of chassis added to our marine pools during the last 12 months without a proportional increase in billable usage, partially offset by a favorable mix of higher per diem rates charged to motor carriers, as well as negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 43% for the nine months ended September 30, 2013 from 28% in the nine months ended September 30, 2012. Marine term lease revenues decreased $17.7 million or 33% due to a 33% decrease in the average number of units on-hire slightly offset by a 1% increase in the average per diem rate.

Finance revenue was $2.5 million for the nine months ended September 30, 2013 compared to $3.7 million for the nine months ended September 30, 2012, a decrease of $1.2 million or 32%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $18.9 million due to normal amortization through principal payments.

Other revenue was $18.6 million for the nine months ended September 30, 2013 compared to $10.8 million during the nine months ended September 30, 2012, an increase of $7.8 million or 72%. The increase was primarily attributable to increases in term lease termination fees of $4.1 million, repair billings to customers for damage incurred while the chassis was on lease of $1.7 million, billings to rebalance our pools of $1.8 million and management service fees and other revenue of $0.2 million.

Domestic Market segment

Total Domestic Market segment revenue was $116.7 million for the nine months ended September 30, 2013 compared to $106.9 million for the nine months ended September 30, 2012, an increase of $9.8 million or 9%.

	Nine Months Ended September 30,
Key Operating Statistics	2013	2012	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$98,240	$87,367	$10,873	12
Average Total Fleet	59,847	54,980	4,867	9
Average Daily Revenue per Chassis	$6.01	$5.80	$0.21	4
Term Lease Statistics
Per Diem Revenue	$13,654	$13,424	$230	2
Average Total Fleet	14,034	14,001	33	—
Average Daily Revenue per Chassis	$3.56	$3.50	$0.06	2

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $111.9 million for the nine months ended September 30, 2013 compared to $100.8 million for the nine months ended September 30, 2012, an increase of $11.1 million or 11%. Domestic pool revenues increased $10.9 million or 12% due to a 4% increase in average per diem rates and a 9% increase in the average number of chassis in our domestic pools. The increase in the average daily per diem rates in the domestic pool is primarily due to negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues increased $0.2 million or 2% due to a 2% increase in the average per diem rates.  The average number of chassis on lease for both periods was flat.

No Finance revenue was recorded for the nine months ended September 30, 2013 compared to $0.2 million for the nine months ended September 30, 2012.

Other revenue was $4.8 million for the nine months ended September 30, 2013 compared to $6.0 million for the nine months ended September 30, 2012, a decrease of $1.2 million or 20%. The decrease is primarily attributable to the discontinuance of a pass-through repair billing arrangement with a railroad customer of $1.7 million, partially offset by increased billing to rebalance our pools of $0.5 million.  Management and other fees were flat in the nine month periods ended September 30, 2013 and 2012.

Direct operating expenses

Total Company direct operating expenses were $215.3 million for the nine months ended September 30, 2013 compared to $155.5 million for the nine months ended September 30, 2012, an increase of $59.8 million or 38%.  Maintenance and repair expenses increased $46.3 million or 43%, which was primarily due to a 47% increase in the average number of chassis operating in marine and domestic chassis pools. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $10.3 million.  Additionally, there was an increase of $3.2 million in other direct operating expenses.

Marine Market segment

Direct operating expenses for the Marine Market segment were $153.1 million for the nine months ended September 30, 2013 compared to $90.9 million for the nine months ended September 30, 2012, reflecting an increase of $62.2 million or 68%. Maintenance and repair expenses increased $44.0 million or 66%, primarily due to a 79% increase in the average number of chassis operating in our marine pools, an $11.0 million increase in positioning expense and a $3.2 million increase in chassis rental expenses. Additionally, there was an increase of $4.0 million in other direct operating expenses.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $50.0 million for the nine months ended September 30, 2013 compared to $49.0 million for the nine months ended September 30, 2012, reflecting an increase of $1.0 million or 2%. Maintenance and repair expenses increased $4.4 million or 14% primarily due to a 9% increase in the average number of chassis operating in our domestic pool, partially offset by a decrease of $3.4 million in chassis rental and other expenses.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Nine Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2012	Variance	Nine Months Ended Sept 30, 2013	Nine Months Ended Sept 30, 2012	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$254,276	$180,817	$73,459	$70,807	$75,088	$(4,281)
Domestic Market segment	116,667	106,949	9,718	56,732	48,648	8,084
Total Reportable segments	$370,943	$287,766	$83,177	$127,539	$123,736	$3,803
Other	8,232	11,032	(2,800)	(8,997)	(9,231)	234
Total Company	$379,175	$298,798	$80,377	$118,542	$114,505	$4,037

Principal collections on direct finance leases				(4,262)	(5,897)
Non-cash stock compensation				(873)	(1,311)
Depreciation expense				(53,124)	(49,419)
Impairment of leasing equipment				(3,629)	(5,073)
Loss on retirement of debt				(901)	(6,443)
Interest expense				(68,336)	(52,267)
Other income				1,896	640
Interest income				286	108
Loss before benefit for income taxes				(10,401)	(5,157)
Benefit for income taxes				(2,409)	(2,047)
Net loss				$(7,992)	$(3,110)

Selling, general and administrative expenses

Selling, general and administrative expenses were $42.0 million for the nine months ended September 30, 2013 compared to $33.9 million for the nine months ended September 30, 2012, an increase of $8.1 million or 24%. This increase was primarily due to incremental employee-related costs resulting from headcount additions and consulting fees in support of equipment appraisal services and information technology operations and human resource initiatives.

Depreciation expense

Depreciation expense was $53.1 million for the nine months ended September 30, 2013 compared to $49.4 million for the nine months ended September 30, 2012, an increase of $3.7 million or 7%. This increase was primarily due to depreciation on chassis acquired during the period from October 1, 2012 through September 30, 2013. Such chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate away from providing chassis as an integral part of their transportation-related services and  the purchase of previously leased-in domestic chassis to support the growth in the domestic pool.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for doubtful accounts

The provision for doubtful accounts was $8.4 million for the nine months ended September 30, 2013 compared to $2.1 million for the nine months ended September 30, 2012, an increase of $6.3 million.  The increase was primarily attributable to a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate away from providing chassis as an integral part of their transportation-related services. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $3.6 million for the nine months ended September 30, 2013 compared to $5.1 million for the nine months ended September 30, 2012, a decrease of $1.5 million or 29%. This decrease was primarily due to our decision during 2012 to no longer support certain chassis types due to the inordinate cost and difficulty of accessing replacement parts for these chassis types and fewer chassis reaching their end-of-useful life in 2013.  In addition, during 2013, we experienced a reduction in the number of axle sets determined to be unsuitable for the remanufacturing program due to rust and corrosion.

Loss on retirement of debt

Loss on retirement of debt was $0.9 million for the nine months ended September 30, 2013 compared to $6.4 million for the nine months ended September 30, 2012, a decrease of $5.5 million. This decrease was primarily due to the closing of the ABL Facility in August 2012. In connection with closing the ABL Facility, the proceeds generated therefrom were used to repay existing indebtedness, including interest rate swap liabilities, and for general corporate purposes. Since the ABL Facility and the previous credit facilities were loan syndications and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis in accordance with FASB ASC Topic 470-50, Modification and Extinguishments of Debt. This resulted in a loss on modification of debt of $2.1 million and a loss on extinguishment of debt of $4.2 million during the nine months ended September 30, 2012. During 2013, we exercised the early purchase options on several capital leases. In accordance with the exercise of the options, we recognized a $0.9 million loss on the extinguishment of debt related to contractual premiums paid and the write off of previously capitalized costs.

Interest expense

Interest expense was $68.3 million for the nine months ended September 30, 2013 compared to $52.3 million for the nine months ended September 30, 2012, an increase of $16.0 million or 31%. The non-cash interest portion of this increase (consisting of deferred financing fees, amortized losses on terminations of derivative instruments, fair value adjustments for derivative instruments and certain fair value adjustments to our debt instruments recorded at our acquisition date) amounted to $11.6 million, while the cash interest portion of this increase amounted to $4.4 million. The increase in non-cash interest expense was primarily due to a $9.7 million increase in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements and a $1.9 million increase in the amortization of deferred financing fees incurred in connection with the sale of the Original Notes and the ABL Facility in August 2012. The increase in cash interest expense for the nine months ended September 30, 2013 was primarily due to a $169.3 million increase in the average balance of debt outstanding during the year which yielded incremental cash interest expense of $7.6

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

million. Partially offsetting this increase was a reduction in the weighted-average interest rate from 5.97% during the first nine months of 2012 to 5.61% during the first nine months of 2013, which accounted for a $3.1 million decrease in cash interest expense. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis fleet and to settle the outstanding liability position of interest rate swap agreements related to the August 2012 refinancing of our senior secured credit agreement with BNP Paribas CC, Inc. (f/k/a Fortis Capital Corp.) and a group of lenders, with Fortis acting as the agent and our term loan with DVB Bank SE and ING.

Other income, net

Other income, net for the nine months ended September 30, 2013 was $1.9 million compared to $0.6 million for the nine months ended September 30, 2012.  The increase of $1.3 million was primarily due to a gain on the sale of domestic containers and the reversal of a residual value liability related to the sale of managed domestic containers.

Benefit for income taxes

The effective income tax rates for the nine months ended September 30, 2013 and 2012 were 23.2% and 39.7%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net loss

Net loss was $8.0 million for the nine months ended September 30, 2013 compared to a net loss of $3.1 million for the nine months ended September 30, 2012. The increase in the net loss was attributable to the items noted above.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

General

We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, lines of credit and other secured and unsecured borrowings.

Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections, billings to lessees for maintenance and repairs and billings to lessees for repositioning and co-op management fees.  Cash flow provided by operating activities was $31.8 million for the nine months ended September 30, 2013.  This compares to cash used in operating activities of $36.0 million for the nine months ended September 30, 2012.  The $67.8 million increase in cash flow from operations in the nine months ended September 30, 2013 resulted because we did not conduct any refinancings, unlike in 2012 when we paid $90.4 million to terminate interest rate swap agreements as part of the Company’s refinancing of its then existing term loans.  This increase in cash flow was offset by lower cash provided by working capital of $31.3 million.  The decrease in cash from working capital was driven by longer collection cycles due to the continued shift to motor carrier billings and lagging steamship line collections due to the complexities of the shift to billing the motor carrier.

Credit Facility

On August 9, 2012, Interpool together with certain of its subsidiaries, the Company and TRAC Intermodal Corp. entered into a $725.0 million asset-backed, senior secured credit agreement with lenders party thereto and JPMorgan Chase Bank, N.A. acting as the administrative agent that has been amended from time to time to increase the aggregate principal amount of the facility.  As of September 30, 2013, the total aggregate commitment was $950.0 million. In connection with the ABL Facility, certain rental fleet assets, accounts receivable, instruments, documents, equipment, machinery, deposit, lockbox and securities accounts, investment property, chattel paper, general intangibles and other assets, as agreed, are being pledged for the benefit of the lenders, the administrative agent, the issuing bank and certain other parties as collateral security for the payment and performance of our obligations under the ABL Facility and the related loan documents.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The ABL Facility contains various representations and covenants, including financial covenants.  As of September 30, 2013, the Company was in compliance with all such covenants.  The information related to the ABL Facility is a summary and does not purport to represent all information regarding the ABL Facility.  For a complete description of the ABL Facility, see the full ABL Facility agreement included in our Registration Statement Form S-4 under the Securities Act filed with the SEC on May 20, 2013.

Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were $1,187.9 million as of September 30, 2013 and $1,108.4 million as of December 31, 2012. As of September 30, 2013, we had $731.0 million outstanding under the ABL Facility and the ability to draw $219.0 million. No other amounts are available to draw under other currently secured or unsecured borrowings.

Other Considerations

As of September 30, 2013, we had approximately $29.0 million of scheduled debt amortization over the next 12 month period.  These amounts do not include $62.1 million of interest payments, $0.7 million of asset purchase commitments and $4.4 million of operating lease commitments existing as of September 30, 2013 and maturing over the next 12 months.

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

We expect that cash flows from operations and principal collections on direct finance leases will be sufficient to meet our liquidity needs for the next 12 months. Current projections of cash flows from operations are expected to be sufficient to fund maturing debt and contractual obligations for the next 12 months. We believe that we will be able to maintain compliance with any applicable covenants in our indebtedness for the next 12 months. We may need to borrow funds to finance the purchases of new and used assets or to remanufacture assets to expand the business. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.  See Item 1A. Risk Factors to Part II of this report.

Historically, the Company has had the ability to service debt obligations and to obtain additional financing as needed by the business. The majority of our debt is secured by long-lived assets which have proven to be an attractive collateral source for our lenders evidenced by our long history of obtaining capital lease obligations, term-loans and most recently, asset backed lending.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity needs for acquisition of new chassis

We expect to invest substantial funds to acquire new and used chassis and remanufacture chassis, although there can be no assurances as to the timing and amount of such acquisitions. In 2012, $103.0 million was invested to acquire both marine and domestic chassis. Of this amount, we acquired $52.3 million of shipping line chassis as part of our strategy to convert shipping lines to the motor carrier model, in addition to $50.6 million for the acquisition and refurbishment of domestic pool chassis to support organic growth in the domestic pool market. During the nine months ended September 30, 2013, $131.5 million was invested to acquire both marine and domestic chassis. Of this amount, we acquired $93.9 million of marine chassis as part of our strategy to convert shipping lines to the motor carrier model while investing $37.6 million in domestic pool assets, of which $31.9 million was used to purchase previously leased chassis and $5.7 million was used to grow the domestic pool market. We anticipate additional equipment purchases during the remainder of 2013; however, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors detailed in Item 1A. Risk Factors to Part II of this report could limit our ability to raise funds and further the growth of our business.

Cash flow

Cash flow information for the nine months ended September 30, 2013 and 2012.

	Nine months Ended September 30,
(Dollars in thousands)	2013	2012
Net cash provided by (used in) operating activities	$31,827	$(36,007)
Net cash used in investing activities	(124,903)	(22,656)
Net cash provided by financing activities	75,718	53,188
Effect of changes in exchange rates on cash and cash equivalents	(265)	161
Net decrease in cash and cash equivalents	$(17,623)	$(5,314)

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

Net cash provided by operating activities was $31.8 million for the nine months ended September 30, 2013 compared to cash used in operating activities of $36.0 million for the nine months ended September 30, 2012, an increase of $67.8 million. The $67.8 million increase in cash flow from operations resulted from a third quarter 2012 payment of $90.4 million to terminate interest rate swap agreements as part of the Company’s refinancing of its then existing term loans.  This increase in cash flow was offset by lower cash provided by working capital of $31.3 million.  The decrease in cash from working capital was driven by longer collection cycles due to the continued shift to motor carrier billings and lagging steamship line collections due to the complexities of the shift to billing the motor carrier.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in investing activities was $124.9 million for the nine months ended September 30, 2013 compared to $22.7 million for the nine months ended September 30, 2012, a $102.2 million decrease in cash flow. The decrease was primarily driven by a $104.5 million increase in capital spending and a $1.6 million reduction of principal collections on direct finance leases, partially offset by a $3.9 million increase in proceeds from the sales of leasing equipment in the first nine months of 2013.

Net cash provided by financing activities was $75.7 million for the nine months ended September 30, 2013 compared to $53.2 million for the nine months ended September 30, 2012, a $22.5 million increase in cash flow. The increase in cash flow for the first nine months of 2013 is primarily attributed to lower debt issuance costs of $28.0 million due to the entrance into the ABL Facility and offering of the Original Notes, partially offset by lower net borrowing of $5.3 million and $0.2 million of other financing activities.

Contractual obligations and commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of September 30, 2013.

		Maturity in years
(Dollars in thousands)	Total as of Sept 30, 2013	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$731,000	$—	$—	$—	$731,000	$—	$—
TRAC 2019 Senior Secured Notes	300,000	—	—	—	—	—	300,000
Loan payable to CIMC	19,843	2,299	2,406	2,519	2,636	2,759	7,224
Capital lease obligations	137,018	26,749	33,212	26,742	28,804	12,650	8,861
Lease asset purchase commitments	748	748	—	—	—	—	—
Interest payments	301,115	62,099	60,166	58,832	53,553	34,199	32,266
Operating leases	11,668	4,430	2,212	1,978	1,335	1,095	618
Total	$1,501,392	$96,325	$97,996	$90,071	$817,328	$50,703	$348,969

Our contractual obligations consist of principal and interest payments related to the ABL Facility, the notes, chassis purchase commitments and operating lease payments for our chassis. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments.

Covenants

Under the indenture governing the notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of September 30, 2013, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commitments

Purchase commitments

Our chassis purchase commitments are generally related to purchase orders placed for the remanufacture of domestic chassis in the normal course of business and committed chassis acquisitions from shipping lines. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to these commitments. As of September 30, 2013, we had commitments totaling $0.7 million for the purchase of leasing equipment and the modifications of chassis and axles.

Operating leases

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2019. Minimum rent payments under our material leases were $11.7 million as of September 30, 2013.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Emerging Growth Company

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards after April 5, 2012. However, we are choosing to “opt out” of such extended transition period and as a result, we will comply with the new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to adjusted net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net loss	$(6,324)	$(4,671)	$(7,992)	$(3,110)
Non-cash interest expense, net of tax	980	781	2,874	1,783
Non-cash stock compensation, net of tax	204	260	524	787
Loss on retirement of debt, net of tax	4	3,775	541	3,865
Loss on termination and modification of derivative instruments, net of tax	2,959	2,272	9,108	3,220
Fair value adjustment for derivative instruments, net of tax	(12)	20	(36)	32
Adjusted net (loss) income	$(2,189)	$2,437	$5,019	$6,577

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

PART I. FINANCIAL INFORMATION

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

PART I. FINANCIAL INFORMATION

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

The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net loss	$(6,324)	$(4,671)	$(7,992)	$(3,110)
Income tax benefit	(1,273)	(3,201)	(2,409)	(2,047)
Interest expense	22,926	20,304	68,336	52,267
Depreciation expense	18,161	16,418	53,124	49,419
Impairment of leasing equipment	1,065	3,081	3,629	5,073
Loss on retirement of debt	6	6,294	901	6,443
Other expense (income), net	94	(89)	(1,896)	(640)
Interest income	(15)	(87)	(286)	(108)
Non-cash stock compensation	340	432	873	1,311
Principal collections on direct finance leases, net of interest earned	1,401	2,012	4,262	5,897
Adjusted EBITDA	$36,381	$40,493	$118,542	$114,505

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012
Net cash provided by (used in) operations	$3,552	$(75,378)	$31,827	$(36,007)
Depreciation and amortization	(18,218)	(16,520)	(53,302)	(49,749)
Provision for doubtful accounts	(3,727)	(260)	(8,434)	(2,073)
Amortization of deferred financing fees	(1,574)	(1,172)	(4,609)	(2,576)
Derivative loss reclassified into earnings	(4,932)	(3,787)	(15,180)	(5,367)
Ineffective portion of cash flow hedges	20	(33)	60	(53)
Payment to terminate derivative instruments	—	90,370	—	90,370
Loss on retirement of debt	(6)	(6,294)	(901)	(6,443)
Non-cash stock compensation	(340)	(432)	(873)	(1,311)
Other, net	(81)	87	1,172	271
Impairment of leasing equipment	(1,065)	(3,081)	(3,629)	(5,073)
Changes in assets and liabilities:
Accounts receivable	21,933	11,815	52,106	20,531
Other assets	(1,541)	(1,393)	700	(742)
Accounts payable	(15)	(466)	(4,969)	(3,820)
Accrued expenses and other liabilities	(1,696)	(1,787)	(4,475)	(4,277)
Deferred income	(23)	34	179	543
Deferred income taxes	1,389	3,626	2,336	2,666
Benefit for income taxes	(1,273)	(3,201)	(2,409)	(2,047)
Interest expense	22,926	20,304	68,336	52,267
Depreciation expense	18,161	16,418	53,124	49,419
Impairment of leasing equipment	1,065	3,081	3,629	5,073
Loss on retirement of debt	6	6,294	901	6,443
Other expense (income), net	94	(89)	(1,896)	(640)
Interest income	(15)	(87)	(286)	(108)
Non-cash stock compensation	340	432	873	1,311
Principal collections on direct finance leases	1,401	2,012	4,262	5,897
Adjusted EBITDA	$36,381	$40,493	$118,542	$114,505

PART I. FINANCIAL INFORMATION

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

Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the nine months ended September 30, 2013, would have had the effect of raising net income approximately $0.07 million. An average 10% strengthening of the U.S. dollar, for the same period would have the effect of reducing operating income approximately $0.07 million. This calculation is not indicative of our actual experience in foreign currency transactions. This analysis does not take into account changes in demand patterns based upon this hypothetical currency fluctuation.  For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Interest rate risk

We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations. Based on the debt obligation payable as of September 30, 2013, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase (decrease) by $1.4 million on an annual basis in the event interest rates were to increase (decrease) by 10%.

Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $5.3 million as of September 30, 2013. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

PART I. FINANCIAL INFORMATION

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

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

PART II.  OTHER INFORMATION

Item 4.         Disclosure Controls and Procedures

(a)         Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures are effective at the reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

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

Item 1A.                                                Risk Factors

The following discussion sets forth some of the most important risk factors that could materially affect our financial condition and operations. However, factors besides those discussed below, in MD&A or elsewhere in this Quarterly Report on Form 10-Q or other reports that the Company has filed or furnished with the SEC, also could adversely affect us. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company.

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

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

Our ability to grow our business depends on the demand for chassis.

Our ability to grow our business depends on the demand for chassis. Many factors affect the demand for chassis, many of which are outside of our control. See “—The demand for leased chassis depends on many economic, political and other factors beyond our control and a decrease in the volume of world trade and other factors may adversely affect our business.” If demand for chassis does not continue as we anticipate, or if demand starts to decrease, we may not be able to grow our business as planned and our results of operations may be adversely affected.

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

PART II.  OTHER INFORMATION

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

In addition, the ABL Facility, requires us to identify the chassis leased by a defaulting customer and to reclassify such chassis (or the book value thereof) as ineligible for the purpose of serving as security for the underlying indebtedness. In certain cases, this may require us to repay a portion of the affected indebtedness sooner than anticipated. Repossession of chassis from defaulting customers may be difficult and expensive. See “—The international nature of the industry exposes us to numerous risks.” Furthermore, we may be unable to re-lease this recovered equipment at comparable rates or on comparable terms, if at all. An increase in the incidence of defaults by our customers could therefore materially adversely affect our financial condition and results of operations.

The inability of one or more of our customers to meet their obligations to us or a decrease in customer creditworthiness may adversely affect our business, financial condition and results of operations.

Our top 10 customers accounted for approximately 64%, 59%, 58% and 53% of our total revenues in 2010, 2011 and 2012 and the nine months ended September 30, 2013, respectively. Revenue from our largest customer accounted for approximately 7% of our revenues in the nine months ended September 30, 2013. The concentration of customers may impact our overall financial results since these entities may be similarly affected by changes in economic or other conditions. A significant reduction in utilization by one of these customers or the loss of one of our top customers could adversely affect our business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

In addition, the operation of a drayage business involves inherent risks of personal injury and loss of life, property damage, environmental pollution, and losses due to mechanical failure, human error, political unrest, labor strikes, adverse weather conditions, fire and other factors. The occurrence of any or all of these risks could result in loss of revenues, increased costs and reputational damage or could require us to pay significant damages under certain circumstances. Although in connection with the commencement of operations of TRAC Drayage we intend to obtain automobile liability and other insurance against risks that are common in the truck drayage business, no insurance can compensate for all potential losses, and we cannot guarantee that the insurance policies we are able to obtain for TRAC Drayage will provide adequate amounts of coverage or that its insurers will pay a particular claim. In addition, the insurance held by TRAC Drayage may not cover certain risks, such as the risk of environmental pollution caused by the cargo TRAC Drayage may haul on behalf of a third party. As a result, under certain circumstances, TRAC Drayage may be liable for potentially significant losses in the event that our insurance does not cover certain claims. Moreover, the cost of certain insurance policies for the drayage business may become prohibitively expensive or such insurance policies may not continue to be available. If TRAC Drayage is unable to purchase the insurance necessary to conduct the drayage business, it may be unable to continue to operate and as a result, our business would be adversely impacted.

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

Over the course of calendar year 2013, we plan on opening approximately four “service centers” in various locations throughout the United States. We anticipate that service centers will allow us to, among other things, store our chassis and axles on property that we lease which we believe will give us better control over certain of our assets and ultimately allow us to save on the storage fees we currently pay to third parties. We may also use these locations to perform maintenance and repair on our chassis instead of paying third parties to perform such maintenance and repair services. We believe that performing such maintenance and repair services ourselves will also result in a cost savings. As we do not have significant experience in operating service centers, there are risks that we may not be able to successfully manage such service centers and/or that we may encounter unforeseen expenses, difficulties, complications and delays frequently encountered in connection with undertaking new initiatives. If this were to occur, we may not realize the cost savings we expect from the operation of the service centers and as a result, our business could be adversely impacted.

PART II.  OTHER INFORMATION

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

As of September 30, 2013, the Company has approximately $1,187.9 million aggregate principal amount of indebtedness outstanding, which represents approximately 64% of its total capitalization. The Company’s substantial indebtedness could have important consequences, including:

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

•                                          making it more difficult for the Company to satisfy its obligations with respect to the notes;

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

We may be able to incur substantial additional indebtedness in the future. Although our ABL Facility and our indenture governing the notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. In addition, the indenture governing the notes will not prevent us from incurring obligations that do not constitute indebtedness under the indenture. Further, as of September 30, 2013, we have drawn $731.0 million under the ABL Facility.

PART II.  OTHER INFORMATION

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

In addition, the ABL Facility requires us to comply with certain financial covenants, including a minimum fixed charge coverage ratio of 1.00 to 1.00, subject to exceptions and limitations, and a maximum senior secured leverage ratio, which is currently 6.00 to 1.00, and is scheduled to decrease until the maturity date of the ABL Facility. As of September 30, 2013, our fixed charge coverage ratio was 1.58 to 1.00 and our senior secured leverage ratio was 5.42 to 1.00. In the future, there is a risk that we could not be in compliance with our financial covenants.

Although as of September 30, 2013, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements, a breach of any of these covenants or covenants contained in future agreements could result in a default under the indenture, the ABL Facility or such future agreements, which could have the effect, if not remedied, of causing an event of default. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the applicable lenders or holders of the debt could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the applicable agreements. The interests of the applicable lenders or holders may conflict with your interests. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

PART II.  OTHER INFORMATION

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

We incurred net losses of $19.2 million, $3.9 million, $3.1 million, $8.0 million and $6.3 million for 2010, 2011, 2012, the nine months ended September 30, 2013 and the three months ended September 30, 2013, respectively. We cannot make any assurance that we will be profitable in the future. No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and expenses and we may incur net losses from period to period.

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

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

Financial markets have also recently been affected by concerns over U.S. fiscal policy, as well as the U.S. federal government’s debt ceiling and federal deficit and the adoption of the Sequestration Transparency Act and recent political instability in September and October of 2013. Any actions or inaction taken by the U.S. federal government regarding the debt ceiling or the federal deficit could significantly impact the global and U.S. economies and financial markets. Any such economic downturn could have a material adverse effect on our business, results of operations and financial condition.

Our inability to service our debt obligations or to obtain additional financing as needed would have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2012 and September 30, 2013, we had approximately $25.9 million and $29.0 million, respectively, of scheduled debt maturities during 2013. These amounts do not include $74.5 million of other contractual obligations existing as of December 31, 2012 and maturing by December 31, 2013 or $67.3 million of other contractual obligations existing as of September 30, 2013 and maturing by September 30, 2014. Although our current projections of cash flows from operations are expected to be sufficient to fund our maturing debt and contractual obligations over the next 12 month period, no assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.

PART II.  OTHER INFORMATION

In addition, we continue to invest substantial funds to acquire new, used and remanufactured chassis, although there can be no assurances as to the timing and amount of such acquisitions. We intend to continue funding asset purchases through cash flows from our operations, collections of principal on direct finance leases, secured and unsecured debt securities and new lines of credit. Although we believe that we will be able to generate or otherwise obtain sufficient capital to support our growth strategy, deterioration in our performance or the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than our current cost and could adversely affect our business, financial condition and results of operation.

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

We currently purchase a significant portion of our new and remanufactured chassis from manufacturers in China and Mexico. Any changes in the political, economic or financial condition in China or Mexico that increase the market price, availability or transportation costs of chassis manufactured in either of these countries could adversely affect our ability to maintain our chassis supply. If the costs associated with purchasing or transporting chassis from China or from Mexico were to increase for any reason, including potential changes in United States trade policy toward China or Mexico, increased tariffs imposed by the United States or other governments or a significant downturn in the economic situation in China or Mexico, we could be forced to seek alternative sources of chassis. Even if we are able to quickly make alternative arrangements, these alternative arrangements may increase our costs.

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

We cannot assure you that we or our lessees have or can maintain sufficient insurance to cover losses that may occur to our chassis.

The operation of our chassis fleet involves inherent risks of personal injury and loss of life, damage to our equipment, environmental pollution, and losses due to mechanical failure, human error, political unrest, labor strikes, adverse weather conditions, fire and other factors. The occurrence of any or all of these risks could result in loss of revenues, increased costs and reputational damage or could require us to pay significant damages under certain circumstances. We acquire insurance for our fleet against risks that are common in our industry and we generally require our lessees and depots to maintain all risks physical damage insurance, comprehensive general liability insurance and automobile liability insurance. We also generally require our maintenance and repair and repositioning vendors to maintain general liability insurance. In addition, we also require our lessees, depots and maintenance and repair and repositioning vendors to indemnify us against losses, injuries and accidents, but these indemnifications may be insufficient or inapplicable.

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

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

As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws. For so long as we remain an “emerging growth company”, we will not be required to: comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and submit certain executive compensation matters to shareholder advisory votes, such as “say on pay” and “say on frequency.” Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an “emerging growth company”. We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

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

PART II.  OTHER INFORMATION

Interest rate derivatives involve counterparty credit risk. As of September 30, 2013, we had one interest rate derivative. This derivative is held with a counter-party with a credit rating of A2 by Moody’s. Although we do not anticipate that this counterparty will fail to meet its obligations, if this counterparty cannot meet its obligations, we will bear the resulting losses. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the counterparty, and/or maintain their current rating. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the counterparty will have on its ability to meet its obligations. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

A new standard for lease accounting is expected to be announced in the future, but we are unable to predict the impact of such a standard at this time.

In May 2013, the Financial Accounting Standards Board and the International Accounting Standards Board issued a revised Exposure Draft subsequent to the August 2010 Exposure Draft.  These Exposure Drafts propose substantial changes to existing lease accounting that will affect all lease arrangements.

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

PART II.  OTHER INFORMATION

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.                                                         Defaults Upon Senior Securities

NONE

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

NONE

PART II.  OTHER INFORMATION

Item 6.           Exhibits

Exhibit No.	Description

10.01

Incremental Facility Amendment, dated as of July 31, 2013, to the Credit Agreement dated as of August 9, 2013 by and among Interpool, Inc. and other Loan Parties as identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to exhibit 10.1 to Current Report on 8-K filed on August 2, 2013).

10.02	Severance Entitlement Letter dated June 1, 2012 from Interpool, Inc. to David Serxner (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2013). +
10.03

General Release dated as of August 26, 2013 by and among Interpool, Inc., d/b/a TRAC Intermodal, SCT Chassis Inc., Seacastle Inc. and David Serxner (incorporated by reference to exhibit 10.1 to Current Report on Form 8-K filed on October 8, 2013). +

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document .
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

+Indicates a management contract or compensatory plan or arrangement.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: November 11, 2013

TRAC INTERMODAL LLC

Registrant

	By:	/s/ CHRIS ANNESE

Chris Annese

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)