Form 10-K
period 2013-12-31
TRAC Intermodal LLC
filed 2014-03-25
CIK 1570774

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal year Ended December 31, 2013
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 1-11862

TRAC Intermodal LLC
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0648957 (I.R.S. Employer Identification Number)
211 College Road East, Princeton, New Jersey (Address of principal executive office)	08540 (Zip Code)

(609) 452-8900
(Registrant's telephone number including area code)

        Securities registered pursuant to section 12(g) of the Act: None.

        Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check ✓whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerate filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

TRAC Intermodal LLC and Subsidiaries

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This annual report contains forward-looking statements within the meaning of the U.S. federal securities laws. Forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward looking statements may be identified by the use of words like "expect," "anticipate," "intend," "forecast," "outlook," "will," "may," "might," "potential," "likely," "target," "plan," "contemplate," "seek," "attempt," "should," "could," "would" or expressions of similar meaning. Forward-looking statements reflect management's good faith evaluation of information currently available and are based on its current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. TRAC Intermodal LLC's (the "Company," "we" or "TRAC") actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements.

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

  •
  the Company's ability to be profitable;

  •
  expansion of the Company's business to provide logistics services and service centers;

  •
  the decision by potential and existing customers to buy rather than lease chassis;

  •
  the effect of the Company's customers' decision to shift to short-term leasing and transition to the motor carrier model on long-term leasing and direct finance leasing products;

  •
  the impact of consolidation within the container shipping industry;

  •
  the Company's ability to compete successfully in the chassis leasing industry;

  •
  the impact on the Company's business of losing exclusive rights to operate domestic chassis pools at certain railroad ramps;

  •
  the impact of the credit markets on the worldwide demand for goods and, in turn, on the demand for chassis;

  •
  the Company's substantial amount of indebtedness;

  •
  the Company's ability to incur additional debt;

  •
  the limitation on flexibility in operating the business arising from restrictions from debt agreements;

  •
  the Company's ability to service its debt or to obtain additional financing;

  •
  the Company's ability to re-lease chassis after their initial long-term lease;

  •
  the impact of liens on equipment;

  •
  changes in market price, availability, or transportation costs of equipment manufactured in China or Mexico;

  •
  the Company's ability to integrate acquisitions and to realize the anticipated benefits of any such potential future acquisitions;

  •
  a decrease in the availability of storage space for chassis and a resulting increase in depot costs;

  •
  the Company's ability to maintain qualified personnel;

  •
  strikes or work stoppages by draymen, truckers, longshoremen, and railroad workers;

  •
  the Company's ability to maintain its relationship with employees, and thereby avoid unionization efforts, labor shortages, disruptions or stoppages;

  •
  the Company's ability or the ability of the Company's lessees to maintain sufficient insurance to cover losses that may occur to chassis;

  •
  the extent of any payments under the Company's indemnification agreements;

  •
  the impact of accidents or incidents or mismanagement of its fleet on the Company's reputation and financial results;

  •
  the impact of recalls and other investigations;

  •
  the impact of federal roadability rules and regulations for intermodal equipment providers ("IEP");

  •
  the impact of environmental liability;

  •
  the failure or operational interruption of information technology systems required to conduct its business;

  •
  the failure to adequately protect the Company's intellectual property rights;

  •
  the willingness and ability of manufacturers or remanufacturers of the Company's equipment to honor warranties covering defects;

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

  •
  the impact on the Company's earnings of increases in prevailing interest rates;

  •
  the Company's ability to integrate acquisitions and to realize the anticipated benefits of any such potential future acquisitions;

  •
  counterparty risk arising in the Company's hedging strategies;

  •
  the impact of a new standard for lease accounting;

  •
  adverse changes in U.S. tax rules;

  •
  terrorist attacks, wars, uprisings, or hostilities;

  •
  other risks described in the "Risk Factors" section of this report.

        Please also refer to Item 1A. Risk Factors to Part I of this report. All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the Company's control. New factors emerge from time to time and it is not possible for management to predict all such factors or to assess the effect of each such new factor on its business. Except to fulfill the Company's obligations under the U.S. securities laws, we undertake no obligation to update any such statement to reflect events or circumstances after the date on which it is made.

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

WEBSITE AND ACCESS TO COMPANY'S REPORTS

        Our Internet website can be found at www.tracintermodal.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and Audit Committee charter are also available on our website.

        The information on our website is not part of, or incorporated by reference, into this report, or any other report we file with, or furnish to, the SEC.

PART I

ITEM 1.    BUSINESS

General Overview

        We are the largest intermodal chassis solutions provider, measured by total assets, for domestic and international transportation companies in North America. A chassis is a rectangular, wheeled, steel frame that typically has eight tires attached and is built specifically to move domestic and marine containers over land between ocean-going vessels, railroad ramps, distribution centers, warehouses and other delivery points served by motor carriers. Chassis are an integral component of intermodal transportation, which consists of the movement of goods via multiple transportation modes including ships, railroads and motor carriers.

        As of December 31, 2013, we owned, leased-in or managed a fleet of 309,157 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.42 billion. We have a broad operating footprint with 563 marine, 152 domestic and 61 depot locations across North America. Headquartered in Princeton, New Jersey, we operate under the name TRAC Intermodal and employ 423 people throughout the United States. We generated total revenues of $515.2 million, a net loss of $29.4 million and Adjusted EBITDA of $163.0 million for the year ended December 31, 2013. See Item 7. "Non-GAAP Measures" for a reconciliation of non-GAAP measures to the most directly comparable U.S. GAAP measures.

        We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment. Segment information for the years ended December 31, 2013, 2012 and 2011 are included in Part II, Item 7, of this Form 10-K and Note 13 to our Consolidated Financial Statements.

  •
  Marine Market segment—primarily serving shipping lines and motor carriers with 20', 40' and 45' foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2013, our active fleet included 201,857 marine chassis.

  •
  Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53' chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2013, our active fleet included 74,659 domestic chassis.

        Additionally, we have 32,641 units available for remanufacture. These units are pairs of axles and chassis that are no longer in leasable condition. We expect to make use of many of these units in our remanufacturing process and eventually return them to active fleet status.

Formation

        TRAC Intermodal LLC is a Delaware limited liability company that was formed on July 12, 2012 in connection with the issuance of Senior Secured Notes offered in the Offering Memorandum related thereto dated August 2, 2012 (the "Original Notes"). The Company conducts its business through its 100% owned subsidiary, Interpool, Inc. ("Interpool") and its consolidated subsidiaries. The Company has no operations of its own so it is dependent upon the cash flows of its subsidiaries to meet its obligations under the notes. Since the proceeds from the Original Notes were used to repay debt owed by Interpool, an intercompany note was entered into between TRAC and Interpool with terms identical to the notes. The proceeds from the intercompany note arrangement with Interpool will provide the funds for TRAC to service the interest and debt payments due under the notes.

        The exchange offer to exchange the Original Notes for notes which have been registered under the Securities Act (the "Exchange Notes") commenced on June 6, 2013 and expired on July 5, 2013. Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date, $300,000 aggregate principal amount of the Original Notes were validly tendered for exchange, representing 100% of the principal amount of the outstanding Original Notes.

        Interpool, headquartered in Princeton, New Jersey, is a private company wholly owned by TRAC, which is ultimately owned by Seacastle Inc. ("Seacastle"). Seacastle is owned by private equity funds that are managed by an affiliate of Fortress Investment Group LLC ("Fortress") and by employees of affiliates of Seacastle. Interpool was founded in 1968 as an operating lessor servicing the intermodal transportation equipment industry. Interpool was listed on The New York Stock Exchange as a public company in 1993 and was acquired and taken private by Seacastle in July 2007.

Business strengths

        We believe that we have a number of business strengths that will enable us to execute our strategy and successfully grow our business, including the following:

  •
  Largest intermodal chassis solutions provider in North America.  We are the largest intermodal chassis solutions provider, measured by total assets, in North America. Of the top three lessors, we have an estimated market share of 53%. Our closest competitor has a market share of approximately 27% according to our estimates. We believe that our significant size and broad footprint give us a competitive advantage by being able to address our customers' comprehensive chassis demand across the United States. Our size and scope also allow us to satisfy our customers' chassis demand during peak seasons or surge periods.

  •
  Large and diverse fleet of active equipment.  As of December 31, 2013, we owned or managed an active fleet of 276,516 chassis comprised of 201,857 marine chassis and 74,659 domestic chassis. Our fleet consists of a diverse mix of equipment, including 20', 40', 45', 53', tri-axles 20' and tri-axles 40' chassis. The average age of the total fleet is 12.5 years and our fleet's average expected useful life is approximately 20 years. We believe each chassis in our fleet can be remanufactured at the end of its useful life to provide 20 or more additional years of service at approximately 75% of the cash outflow of a new chassis, while providing the same quality of service as a new chassis.

  •
  Broad nationwide footprint with a number of exclusive contracts.  We operate a nationwide footprint that includes 563 marine, 152 domestic and 61 depot locations across North America which allows us to service our customers' nationwide freight movement requirements. In many of these locations we are the sole chassis supplier, and as a result, we have the advantage of on-premises access to the port terminals and railroad ramps. Moreover, we have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide domestic chassis at many of their railroad ramps. We believe that our extensive operating network is difficult to replicate and therefore serves as a competitive advantage.

  •
  Predictable and stable cash flows.  As of December 31, 2013, 35% of our on-hire fleet was subject to a term lease, direct finance lease or subscription agreement in our chassis pools. We have historically experienced a high term lease renewal rate of approximately 80%, which for the year ended December 31, 2013 approximated 55%. We expect the predictability and stability of our term renewal rate to be affected by the trend toward pool arrangements which carry higher per diem rates than term and direct finance lease products. During 2012 and continuing into 2013, several of our lessees have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases. If we included these rentals, the renewal rate for the year ended December 31, 2013 would be approximately 88%. Our average fleet-wide utilization rate was 92% over the last 20 years and for the year ended December 31, 2013.

  •
  Strong credit and collection history.  We have a strong and long-standing credit and collections history with bad debts representing 1.1% of $1.8 billion in revenues over the past 5 years. Over the past three years our bad debts as a percentage of revenue has risen to 1.5% as a result of a shift in billings from shipping lines to motor carriers. We believe several factors contribute to our low receivable delinquency including a long-tenured and highly experienced collections team with excellent relationships with our largest customers; an experienced credit group with strong industry knowledge of shipping lines, railroads, logistics companies and motor carriers; the essential nature of our product in the movement of our customers' goods and the reality that delinquency of payments could jeopardize our customers' ability to perform under their delivery contracts. We have experienced a minimal default rate—only 12 customers over the past 5 years—and were successful in recovering 98% of our chassis under default with the remainder covered by insurance contracts.

  •
  Long operating history with a diversified, loyal customer base.  We have a long, successful operating history and an extensive history with our customers, in many cases spanning over 30 years, which provides us with strong relationships at senior levels of management. Our customer base of top-tier shipping lines, Class I railroads, U.S. transportation companies and motor carriers is diverse with no single customer accounting for more than 7% of 2013 revenue and the top ten customers accounting for 52% of total revenue in 2013.

  •
  Proprietary technology platform.  Over the last decade, we have internally developed a proprietary chassis management software technology called PoolStat®. PoolStat® provides chassis tracking and billing in our chassis pools, as well as a central operating database that coordinates our chassis leasing activities. We developed PoolStat® and maintain full control of the system through our in-house development team. Our experienced IT staff, working closely with our chassis pool management team and our customers, engages in continuous improvement to the system, which possesses the necessary sophistication to operate complex chassis pool functions of demand/supply, inventory control, status, repositioning, billing and maintenance and repair. We believe that PoolStat® is a key software system that will enable us to grow our business and achieve our strategic objectives.

  •
  Experienced management team.  Our executive management team is highly experienced, has extensive customer relationships and has led our Company successfully through a variety of economic cycles. We believe the depth and breadth of our executive management team is a key strength for our business.

Business strategy

        Our vision is to be the market leader in providing high quality, comprehensive chassis solutions to the intermodal industry. We plan to execute the following strategy to grow our business:

  •
  Grow earnings through rate improvement and operating cost control.  One of our key initiatives to increase our revenue and improve our financial results is to increase rates in our marine and domestic chassis pools. We are implementing these rate increases when our customer contracts come up for renewal. The rates in these contracts are being increased to current market rates that reflect the added value we provide through our chassis management and pool operations. Furthermore, we have continued to focus on improving our operating cost structure through higher fleet utilization, enhanced controls over maintenance and repair expenditures and cost savings from direct purchasing of parts. We believe that our focus on improving rates and controlling our operating costs will enable us to grow our earnings.

  •
  Capitalize on shipping line transition to the motor carrier model.  In 2009, Maersk Line, the world's largest shipping line, announced that they would no longer provide chassis to support their U.S. freight volume. This decision began an industry transition to what is known as the "motor carrier model," where the responsibility for chassis provisioning is transitioning from shipping lines to motor carriers. Since 2009, many of our other shipping line customers have also decided to transition out of providing chassis as part of their overall services. We believe this transition continues to create an opportunity for us to expand our customer base and increase our earnings with motor carriers across the United States. As our shipping line customers move to exit chassis provisioning and adopt the motor carrier model, we have created the requisite systems, established business relationships with motor carriers and selectively offered to purchase the shipping lines' chassis to help enable this transition.

  •
  Expand the geographic footprint of our chassis pools and chassis fleet.  We believe that there are significant opportunities to expand our geographic footprint and grow our business by further expanding into the West Coast and Gulf regions of the United States. We believe the shipping lines are focused on reducing their operating costs, which they can accomplish by utilizing our pools for their chassis needs. Moving to a pool arrangement is a key step for them to transition to the motor carrier model. We believe that our extensive experience, systems, chassis fleet and strong customer relationships position us well to grow our business in targeted new markets and selectively acquire shipping line chassis to increase the size of our fleet. We believe that a combination of geographic expansion and chassis acquisitions will improve our overall product offering and enhance our competitive position in the market although we cannot guarantee that we will be able to successfully expand the geographic footprint of our pools and chassis fleet.

Industry overview

        The North American economy is dependent on the movement of intermodal container cargo through its major port terminals and railroad ramps. In 2013, total North American import and export container volume reported by port terminals increased 1.9% to over 36 million twenty-foot equivalent units, which is the standard unit of measure for containers in the marine industry. Container volumes across major North American railroads increased 5.3% to approximately 14 million containers in 2013. Chassis are an essential component in the intermodal containerized shipping infrastructure and do not require container contents to be continually unloaded and reloaded throughout the supply chain. They are required by shipping lines, railroads, intermodal transportation companies and motor carriers to move shipping containers over land between ocean-going vessels, railroad ramps, warehouses and other delivery points served by motor carriers.

        The North American chassis market is large, with a total fleet of approximately 740,000 chassis (excluding a logistics company that maintains a proprietary fleet of approximately 66,000 non-standard specification domestic chassis) and an aggregate replacement cost of approximately $9.0 billion. Of this total, approximately 589,000 chassis are marine chassis for transporting 20', 40' and 45' intermodal containers. The remaining 151,000 chassis are domestic chassis, primarily designed for domestic containers with a length of 53' that move almost exclusively on railcars in double-stack service. The United States has been the only major container market in the world where shipping lines and railroads provide chassis as part of their basic transportation service to their customers, although the industry is transitioning to the motor carrier model where the responsibility for chassis provisioning is transitioning to motor carriers. The demand for chassis in North America is influenced primarily by the volume of containerized international and domestic trade.

        Leasing companies own a significant portion of North America's chassis, and we believe the remainder is owned predominantly by shipping lines and railroads. We estimate that approximately 70% of the North American chassis market is controlled by leasing companies like us, and we expect the trend to continue to move from chassis ownership towards chassis leasing.

        Prior to 2004, over 80% of our chassis were dedicated to term lease and direct finance lease products. Beginning in 2004, as port terminals and railroad ramps capacity tightened, chassis pools, which increase terminal operating efficiency, became more common. Two other important factors contributed to the increase in chassis pool usage. The first is the increase in domestic container traffic, where many of our major customers do not wish to devote capital or build an administrative presence to operate chassis and thus utilize our nationwide domestic chassis pools. The second is the shipping line industry's response to the freight downturn of 2008 and 2009 and challenging rate environments of 2011, 2012 and 2013 in which shipping lines reduced administrative and operational staff and began migrating to more operationally efficient chassis arrangements. As a result, as of December 31, 2013, approximately 76% of our on-hire chassis were earning revenue through chassis pools.

Industry trends / Market growth

  •
  U.S. container import volume growth and tightening marine chassis supply.  Demand for marine chassis is highly correlated to U.S. container import volumes. According to the Journal of Commerce, the total U.S. container import volumes grew by 3.0%, 2.2%, and 3.0% in 2013, 2012 and 2011, respectively. FTR Associates estimates that import volume will grow by 4.1% in 2014. At the same time, there have been minimal additions to the marine chassis fleet since 2007. The combination of continued container import growth and limited supply growth has resulted in tighter market balance between supply and demand and an improving pricing environment.

  •
  Demand for domestic intermodal container movements has increased steadily over the last decade.  Over the last 10 years, the favorable economics of shipping 53' domestic containers in double-stack intermodal railroad service has generated consistent growth above the overall railroad freight growth average as shippers have transitioned from long-haul trucking to domestic double-stack railroad transport to reduce costs. U.S. domestic intermodal container volume has increased without interruption by a compound annual growth rate of 7.4% since 2001. As a result, demand for our domestic chassis pool services has steadily increased during the same period. Over the last seven years, we have grown our domestic chassis pool fleet from 35,678 units in 2006 to 60,057 units as of December 31, 2013. In 2011, one of the world's largest providers of U.S. and international package delivery services entered the domestic intermodal market and became a customer of our domestic pool. We believe that this decision by one of the world's largest transportation companies to access domestic intermodal transportation provides meaningful support for continued growth in the future. In addition, as the railroads are continuing to invest heavily to establish double-stack-capable railroad routes and new intermodal terminals, we expect this trend to continue. FTR Associates estimates domestic container volume to grow by 7.7% in 2014.

  •
  Customer demand shifting from term lease to marine and domestic pool products.  Over the last seven years, our customers have shown an increasing preference for chassis pool products relative to long-term leasing products. From 2006 to 2013, on-hire chassis in pools as a percentage of our overall fleet has increased from 29% to 76%, and our term lease and direct finance lease fleet has declined from 71% to 24% over the same period. Two important factors contributed to the increase in chassis pool usage. The first is the increase in domestic container traffic, where many of our major customers do not wish to devote capital or build an administrative presence to operate chassis and choose instead to utilize our nationwide domestic chassis pools. The second is the shipping line industry's response to the freight downturn of 2008 and 2009 and challenging rate environments of 2011, 2012 and 2013 in which shipping lines reduced administrative and operational staff and began increasingly migrating to more operationally efficient chassis pool arrangements. We believe that we are well equipped to take advantage of this trend towards increased usage of chassis pools because we are already the largest intermodal chassis solutions provider measured by total assets.

  •
  Shipping line customers looking to exit chassis ownership are shifting to the motor carrier model.  The United States has been the only major container market in the world where shipping lines and railroads provide chassis as part of their basic transportation service to their customers, although the industry is transitioning to the motor carrier model where the responsibility for chassis provisioning is transitioning to motor carriers. In 2009, Maersk Line, the world's largest shipping line, announced that they would no longer provide chassis to support their U.S. freight volume and in 2012 completed the sale of their chassis subsidiary, Direct Chassis Link ("DCLI"). Since Maersk Line's announcement, nearly every major shipping line serving the United States has begun developing a strategy to address this trend. For shipping lines, the exit from chassis ownership provides an opportunity to generate cash for liquidity by selling assets, eliminating capital spending going forward, and reducing overall operating expenses by outsourcing chassis management operations to third-party suppliers. For us, the shift to the motor carrier model affords us the opportunity to lease chassis directly to motor carriers, rather than to shipping lines that would otherwise provide our chassis for motor carrier usage. As compared to shipping lines, motor carriers are smaller in size, unable to exert pricing pressure on us, typically do not own their own chassis and are a greater credit risk. Due to these factors, we are able to charge motor carriers a higher per diem rate than shipping line customers. In addition, motor carriers tend to use our chassis pools, while shipping lines had historically used a combination of pools, term leases and their own equipment. In the ordinary course of our business, we speak to shipping line customers on a regular basis regarding this business model change. On the basis of these discussions, we expect a large-scale transition to the motor carrier model which we believe will enable us to grow our business and earnings as we broaden our customer base, expand our market and increase our pricing power. We believe that we are well positioned to take advantage of this market shift for several reasons including our existing broad network of chassis at strategic locations across the country, our proprietary technology systems and our experienced management team.

Our Assets

        Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased or managed by us on behalf of other third-party owners in pooling arrangements. As of December 31, 2013, we owned or managed a fleet of 309,157 chassis and units available for remanufacture. The average utilization for our chassis fleet for the past 20 years and the year ended December 31, 2013 was 92%. The net book value of our owned equipment was approximately $1.42 billion. Our owned and managed chassis had an average age of 13.9 years as of December 31, 2013. Chassis are long-lived assets, with an economic life of approximately 20 years. At the end of its economic life, a chassis can be remanufactured, which extends the economic life by an additional 20 or more years of service at a lower cash outlay than purchasing a new chassis while providing the same quality of service as a new chassis.

        The table below summarizes the composition of our active fleet by the type of unit as of December 31, 2013:

	Units		Net book value
Total active fleet by equipment type	# of units	% of total	$ in millions	% of total	Average age (in years)
Marine chassis	201,857	73	$854.4	64	14.1
Domestic chassis	74,659	27	477.8	36	7.8

Total active fleet	276,516	100	$1,332.2	100	12.5

        The chassis in our fleet are owned outright by us (including, in certain instances, subject to sale leaseback agreements with our lenders), leased by us from third parties, or contributed by third parties into chassis pools and managed by us. The table below summarizes the composition of our fleet by ownership as of December 31, 2013:

Total chassis by ownership and equipment type	Marine chassis	Domestic chassis	Total
Owned	178,455	66,616	245,071
Direct finance lease products	6,364	99	6,463

Total owned	184,819	66,715	251,534
Leased-in/contributed	17,038	7,944	24,982

Total active fleet	201,857	74,659	276,516

Our leases

        We provide our customers with three principal product offerings: term lease products, direct finance lease products and through our marine and domestic chassis pools. In addition to leasing chassis, we offer management services for chassis pools, regardless of whether the chassis in the pools are owned by us. To the extent our equipment is managed by a third-party, the equipment is considered fully utilized since it is not available for us to lease regardless of whether all of the units are generating income. In addition, all of our chassis assigned to chassis pools are considered fully utilized. As we grow our pools and allocate more chassis to pools, such assets will also be considered fully utilized and, therefore, increase our utilization rate.

        The table below summarizes our total fleet by type of lease as of December 31, 2013:

	Units		Net book value of owned fleet
Total fleet by lease type	# of units	% of total	$ in millions	% of total	Average age (in years)	% of On-hire fleet
Term lease	55,701	18	$289.7	20	12.9	22
Direct finance lease	6,463	2	25.0	2	11.5	2
Marine chassis pool	132,906	43	530.9	38	14.1	52
Domestic chassis pool	60,057	19	397.2	28	7.1	24

On-hire fleet	255,127	82	1,242.8	88	12.3	100

Available fleet	21,389	7	89.4	6	15.8

Active fleet	276,516	89	1,332.2	94	12.5

Units available for remanufacture	32,641	11	86.9	6

Total fleet	309,157	100	$1,419.1	100

Term lease products

        Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value, and bear the risk of re-leasing, the asset upon expiration of the lease. Because of the operational difficulty in switching chassis providers, lessees frequently retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, for 1 to 5 years. Historically, we estimate that our average term lease renewal rate has been approximately 80%, which for the year ended December 31, 2013 approximated 55%. During 2013, several of our lessees have opted to continue renting chassis from us in our chassis pools upon the expiration of their term leases. If we include these rentals, the renewal rate for the year ended December 31, 2013 would be approximately 88%.

        Our term leases generally provide for monthly billing and generally require payment by the lessee within 30 days after presentation of an invoice. Term leases are typically long-term triple-net leases with fixed rate per diems, which require the lessee to maintain, insure and pay taxes on the equipment and pay all maintenance fees, insurance premiums and tax payments related to the equipment. Typically, the lessee is responsible for payment of all handling charges and other costs arising out of use of the equipment and must carry specified amounts of insurance to cover physical damage to and loss of equipment, as well as bodily injury and property damage to third parties. In addition, our leases usually require lessees to repair any damage to the chassis other than normal wear and tear. Lessees are also required to indemnify the owner of the equipment against losses arising from accidents and other occurrences involving the leased equipment.

        Term leases can contain an early termination provision allowing the lessee to return equipment prior to the expiration of the lease upon payment of an early termination fee or a retroactively applied increase in lease payments. In addition, customers may bear substantial costs related to repositioning and repair upon return of the equipment. In the past, we have experienced minimal early returns of our equipment under our term leases, primarily because of the costs involved. However, due to several shipping lines adoption of the motor carrier model, we are experiencing higher than expected termination of term leases. These customers tend to enter into a marine pool arrangement. We expect that a certain percentage of marine pool fees will be billable to motor carriers.

        As of December 31, 2013, we had 55,701 chassis amounting to a net book value of $289.7 million under term leases.

Direct finance lease products

        Direct finance lease terms and conditions are similar to those of our term leases, except that, under a direct finance lease, the customer commits to a fixed lease term and typically receives a bargain purchase option at the expiration of the lease. Under this arrangement, the substantive risks and benefits of equipment ownership are passed on to the lessee. The lease payments are segregated into principal and interest components that are similar to a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized as Finance revenue. The principal component of the lease is reflected as a reduction to the net investment in the direct finance lease. The typical initial term on direct finance leases is between 5 and 10 years, with multiple renewals to extend the lease term by another 1 to 3 years.

        For direct finance leases, lease payments are typically calculated on a per diem basis, regardless of the term of the lease. These leases are long-term triple-net arrangements, requiring the lessee to maintain, insure and pay taxes on the equipment, at no cost to us. Our direct finance leases generally provide for monthly billing and require payment by the lessee within 30 days after presentation of an invoice. In addition, our leases usually require lessees to repair any damage to the chassis other than normal wear and tear. Lessees are also required to indemnify us against losses arising from accidents and other occurrences involving the leased equipment.

        As of December 31, 2013, we had 6,463 chassis amounting to a net book value of $25.0 million under direct finance leases.

Chassis pools

        We operate and maintain domestic and marine chassis pools. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points, such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Customers generally enter into pool user agreements for a period of 1 to 3 years and may be subject to subscription levels for minimum chassis usage. Multi-year agreements typically contain annual pricing reset features. As of December 31, 2013, 27% of chassis pool revenue was generated by such minimum usage arrangements.

        The chassis pool has historically been operated with our own chassis, where we are entirely responsible for the logistics and maintenance of the assets. However, recently, we have been accepting our customers' chassis into our pools. In this case, the customers' chassis become part of the pool operations, but are not owned by us. We believe this practice has long-term benefits for us, as our customers tend to become fully reliant on the chassis pool to serve their operational requirements. In addition, accepting our customers' chassis into our marine pools will facilitate the exit of shipping lines from the chassis business in favor of the motor carrier model because the shipping lines will have effectively outsourced the management of their chassis thus reducing overall operating expenses.

        For the year ended December 31, 2013, 86.5% of Equipment leasing revenue was generated from chassis pools. Unlike term and direct finance leases, we are responsible for managing the utilization of the leased assets in pools, and we have partially mitigated this risk through subscription arrangements for minimum chassis usage. Furthermore, we believe that once customers switch from operating their own chassis to relying on our chassis pools, it is operationally difficult to discontinue using the chassis in our pools because the customers would need to rebuild their logistic capabilities and chassis management functions.

        The key factors for operating profitable chassis pools are high utilization and operating cost control. Our experienced management and proprietary systems help us operate our chassis pools at targeted utilization levels. The maintenance and repair of chassis is the predominant operating cost in a chassis pool. Customers pay higher per diem rates for our pool products compared to term lease and direct finance lease products, which partially offsets higher operating costs and lower utilization rates. Although we contract all of our maintenance and repair work to third-party vendors, we periodically conduct pre- and post-repair audits to ensure the work was done completely and to our quality specifications. We also employ field staff throughout the United States for physical oversight of maintenance and repair work at the place of occurrence and employ a system-based audit of invoices utilizing PoolStat®, whereby invoices are received directly into the system. See "Management's discussion and analysis of financial condition and results of operations—Our business—Other revenue."

  Marine chassis pools

        We operate pools in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest and Pacific Northwest, using marine 20', 40' and 45' chassis. As of December 31, 2013, we owned 116,674 units and managed 16,232 units owned and contributed by shipping lines for a total of 132,906 units. The net book value of our owned marine pool units amounted to $530.9 million as of December 31, 2013. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically 1 year in length. For the year ended December 31, 2013, approximately 9% of marine chassis pool revenue was generated under subscription arrangements.

  Domestic chassis pools

        We also operate pools for domestic 53' chassis at railroad ramps throughout the United States. As of December 31, 2013, we had 60,057 units, including 7,924 that we lease-in, engaged in providing this service. The net book value of the domestic pool units that we own totaled $397.2 million, as of December 31, 2013. Currently, we have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies that operate standard-size domestic intermodal equipment. A large portion of our domestic units are leased under these contracts and under similar contracts with other customers and contain minimum chassis usage subscription levels. For the year ended December 31, 2013 approximately 65% of domestic chassis pool revenue was generated under subscription arrangements.

Other revenue

        We also generate certain other revenues, including service revenues earned from maintenance and repair fees charged to our lessees, repositioning fees charged to our pool customers, and management fees for the management of chassis pools regardless of whether the chassis in the pools are owned by us. Other revenue is generated as a complementary service to our three core products. For the year ended December 31, 2013, we generated total other revenues of $39.4 million.

Operations

Equipment tracking and billing

        Over the last decade, we have internally developed a proprietary chassis management software technology called PoolStat®. We primarily use PoolStat® for chassis tracking and billing in our pools, as well as to provide a central operating database that coordinates our chassis leasing activities. The system electronically records the movement and status of each chassis and links that information with data comprising the specific lease terms in order to accurately bill our customers. This system also generates a wide range of management reports containing information on all aspects of our chassis leasing activities.

Inventory, depot storage and service centers

        We have a broad operating footprint with 563 marine, 152 domestic and 61 depot locations across North America. We maintain an inventory of chassis in these depots. This inventory is used as a key element in balancing the peaks and valleys in demand for units in our marine and domestic pool operations. When demand in a pool starts to rise and puts pressure on the pool supply, units are moved from the depot to the pool operation to ensure our customers do not experience a service problem. Conversely, when demand slows and the pool has more units than are needed, chassis are moved back into the depots for storage and maintenance. This back and forth flow of chassis inventory between our depots and chassis pools is a key part of pool efficiency and a requirement of port terminals and railroad ramps where we operate our pools, and distinguishes our pools from the Co-ops pools, which we believe require collective decision-making by contributors to the pools thereby slowing the ability to right-size the pool. The majority of our depots are strategically located in close proximity to our marine and domestic pool operations to facilitate the regular flow of equipment back and forth between these operations. Our depots are also used as "start/stop" locations in which motor carriers can pick up a chassis through our TRAC Connect program. At our depot facilities, we also perform maintenance and repair work on chassis that are being placed on term lease with our customers. Typically one depot will service the needs of multiple pool operations to ensure operational efficiency.

        Over the course of calendar year 2013, we opened two new service centers in the Los Angeles and Chicago areas, for a total of three (the third service center is located in New Jersey). We intend to open a similar number of service centers during 2014. We anticipate that service centers will allow us to, among other things, store our chassis and axles on property that we lease, which we believe will give us better control over certain of our assets and ultimately allow us to save on the storage fees we currently pay to third parties. We will also use these locations to perform maintenance and repair on our chassis instead of paying third parties to perform such maintenance and repair services. We believe that performing such maintenance and repair services ourselves will also result in a cost savings.

Maintenance and repair

        The maintenance and repair of chassis is the predominant operating cost in a chassis pool. Although our term and direct finance leases require the lessees to pay for the chassis' maintenance and repair while they are on lease to them, we remain responsible for the cost of repairing ordinary wear and tear when the chassis under term leases are returned to us. In addition, we are responsible for the systematic inspection, repair and maintenance of the chassis in our pool fleet. Although we contract all of our maintenance and repair work out to third-party vendors, we also periodically conduct pre- and post-repair audits to ensure the work was done completely and to our quality specifications. We employ field staff throughout the United States who provide physical oversight of certain maintenance and repair work. We utilize proprietary handheld computers that record chassis condition and authorize work to be done on an individual unit. These computer captured assessments are then compared to electronic invoices as part of our control process. Our inventory of available chassis ready to be leased or placed in a pool are stored in depots whose primary purpose is the storage and maintenance and repair of intermodal equipment. We have significant relationships with third-party depots throughout the country.

Remanufacturing

        Chassis are long-lived assets, with an economic life of approximately 20 years. Older chassis can generally be remanufactured at the end of their useful life to provide 20 or more additional years of service rather than be replaced by new equipment, which provides a material cash savings since the cash outlay to remanufacture a unit is approximately 75% of the cost of purchasing a new chassis. The remanufacturing process can bring an aged chassis up to a "like new" condition, and customers typically do not differentiate between new and remanufactured chassis. A second cost savings benefit of remanufacturing is being able to reuse the tires and wheels from the old units in our tire recap program. Tires are the largest single cost in chassis maintenance and repair and we lower that cost by reusing and recapping our tires. Also, at times, tire casings are difficult to obtain on the open market. Creating an organic source of tire casings through our remanufacturing process lowers our overall maintenance and repair costs. In addition to the cost savings, an additional benefit is that an older chassis can be remanufactured into any size unit, which provides excellent flexibility to meet demands of different equipment types as the market changes. For instance, substantially all of the chassis remanufactured in 2010 that became domestic 53' chassis came from end-of-life 40' chassis.

Sales and marketing

        We have an experienced and dedicated team of Sales and Marketing professionals. We believe this deep knowledge base, combined with strong customer relationships, enables us to more effectively assist our customers with their changing chassis requirements. Recently we have added centralized Customer Service and Product development functions to focus on the growth opportunities. See "—Business strategy." These functional additions are outstanding complements to our long-tenured management team.

Our customers

        Our customer base includes more than 4,000 companies and is comprised of some of the leading shipping lines, Class I railroads U.S. intermodal transportation companies and motor carriers. Our customer base is diversified with our 10 largest customers accounting for 52% of our equipment leasing revenue in 2013, with the single largest customer accounting for 7%. In the marine market, we have an extensive history with our shipping line customers, in many cases spanning over 30 years, with strong relationships at senior levels of management. Recently, several of our shipping line customers have decided to transition from providing or managing chassis as part of their ongoing operations as part of a trend referred to as the motor carrier model. As a result of the transition to the motor carrier model, as of December 31, 2013, we had over 3,700 motor carriers in varying stages of registration in our TRAC Connect program, which is designed as the interface with our motor carrier customers. In the domestic market, we have exclusive arrangements with five of the seven major Class I railroads that carry freight in the U.S., and long-term chassis pool supply arrangements with many of the largest intermodal logistics companies. In 2012, one of the world's largest providers of U.S. and international package delivery services entered the domestic intermodal market and became a customer of our domestic pool. We believe that this decision by one of the world's largest transportation companies to access domestic intermodal transportation provides meaningful support for continued growth in the future.

Competition

        In the last twelve years there has been a consolidation in the chassis leasing business, reducing four major players to three: TRAC Intermodal, FLEXI-VAN and DCLI. We are the largest intermodal chassis solutions provider, measured by total assets, for domestic and international transportation companies in North America. Of the top three lessors, we believe that our share of the U.S. marine chassis market is approximately 46% and are unaware of any significant competitor in the domestic chassis leasing market. Nonetheless, the chassis leasing industry remains highly competitive, with competition based principally on pricing, product quality and availability, lease flexibility and customer service.

        In addition, sometimes chassis fleets are shared between member contributors that have the responsibility to manage or delegate the management of the operation as part of Co-op pools. The largest example of such a third-party Co-op pool in the United States is Consolidated Chassis Management ("CCM"), which controls approximately 132,000 chassis in Co-op pools across the United States. Another example of such a third-party Co-op is the NACPC, a limited liability company comprised of ten motor carrier members that combined, currently own or lease on long term basis an estimated 3,800 chassis.

        While we believe we have only two significant leasing competitors, we also compete with other domestic leasing companies, intermodal shipping companies (including a logistics company that maintains a proprietary fleet of approximately 66,000 nonstandard specification domestic chassis), banks offering finance leases and promoters of equipment ownership and leasing as an investment as well as with non-intermodal shipping companies, such as motor carriers that provide for the transportation of goods without the use of chassis.

Our chassis suppliers

        Today there are four active manufacturers and remanufacturers of chassis, three in North America (including one in Mexico) and one in China and we have enjoyed long-standing relationships with all of them. The price difference between a newly manufactured chassis and a remanufactured chassis is approximately 25%. We primarily utilize the remanufacturing process to recycle our older units and realize the lower cost to generate new units. In the marine chassis market, which experienced a surplus of chassis during the economic downturn, no new chassis have been built since 2007 and we do not anticipate any new chassis being built for the foreseeable future. In the domestic chassis market, which has no chassis supply surplus, we do anticipate a steady volume of remanufacturing over the next several years as demand increases for domestic chassis. Remanufacturing requires expertise in procurement and logistics as well as the availability of the component parts (axles) required to build the remanufactured unit. We believe that most of our customers do not possess either the expertise or component parts to remanufacture chassis which gives us an advantage in the market. Today, a newly manufactured domestic chassis typically cost between $11,000 and $14,000. Manufacturing costs are expected to at least maintain this current level due to the following reasons:

  •
  uncertainty in prices of raw materials (especially structural steel since 40% of chassis price relates to this product);

  •
  increasing trend in steamship fuel costs making chassis manufactured in China expensive to transport to the United States;

  •
  lower tax benefits in China; and

  •
  weakening trend of the U.S. dollar increasing the cost of foreign purchases.

Information technology

        Over the last decade, we have internally developed a proprietary chassis management software technology called PoolStat®. We developed PoolStat® and maintain full control of the system through our in-house development team. Our experienced IT staff, working closely with our chassis pool management team and our customers, engages in continuous improvement to the system, which possesses the necessary sophistication to operate complex chassis pool functions of demand/supply, inventory control, status, repositioning, billing, and maintenance and repair. We believe that PoolStat® is a key software system that will enable us to grow our business and achieve our strategic objectives. We also license other software applications to support our financial functions. We use third-party software for our general ledger, receivables, payables and payroll systems. We also have developed an in-house fixed asset system that allows us to maintain complex attributes that match our equipment to our titling system and our financing facilities and will also track our lease types. In addition, in connection with the transition to the motor carrier model, we have developed the TRAC Connect program, which is designed as the interface with our motor carrier customers.

Seasonality

        Our business experiences seasonal revenue trends that correlate directly to increases in the importation of goods via intermodal containers and domestic container traffic linked to the movement of goods in anticipation of the year-end holiday season. The "peak" season generally begins in the early third quarter and then begins to slow in the late third quarter and early part of the fourth quarter. This is when our revenues are generally the highest. Our operating expenses will move in tandem with the increased volume of container traffic and are also impacted by the warmer weather during the summer months in the mid-western, southern and eastern parts of the United States. We generally experience higher volumes of tire replacement costs during these months. No other significant seasonal trends currently exist in our business.

Geography

        Primarily all of the Company's revenues and long-lived assets are attributable to the United States, the Company's country of domicile.

Insurance

        Lessees and depots generally must either carry physical damage and liability insurance, providing primary insurance coverage for loss and damage to the chassis, cargo and third parties while the chassis are in their care, custody and control or provide proof of creditworthiness to self-insure. Moreover, our vendors must similarly carry liability insurance providing primary insurance coverage for loss and damage to the chassis, cargo and third parties while the chassis are in their care, custody and control. In addition, we maintain physical damage and liability coverage, including contingent liability coverage for any claims or losses, including while the chassis are on-hire to a lessee or otherwise in the possession of a third-party.

        The insurance guidelines for lessees are explicitly stated in each of our lease contracts and we require certificates evidencing lessees' insurance prior to delivery of chassis. In most of our lease agreements, lessees must carry insurance that meets the following minimum requirements:

  •
  All Risks Physical Damage Insurance in an amount equal to 100% of the replacement value of all leased equipment while on land, afloat, in transit or at rest anywhere in the world.

  •
  Comprehensive General Liability Insurance, including contractual liability against claims for bodily injury or death and property damage, in an amount not less than $2 million combined single limit for shipping lines and $1 million for motor carriers.

  •
  Automobile Liability and Property Damage insurance in an amount not less than $2 million combined single limit for shipping lines and $1 million for motor carriers.

        The insurance companies from which our lessees purchase these policies must be acceptable to us. To the extent any claim is not recovered by the policy, the lessee remains liable for the full amount of the claim. In addition, we maintain default insurance to reduce the risks associated with customer insolvency, bankruptcy and default. See "—Credit risk."

Credit risk

        We have a strong collection history with both top-tier firms and smaller market players throughout economic cycles, which we believe speaks to the essential nature of the chassis in the supply chain. Our credit and collection team consists of highly tenured and experienced staff with strong industry relationships. We maintain detailed customer credit records, and we periodically evaluate maximum exposure limits for each customer. The credit criteria we consider include, but are not limited to, the customer's financial strength, trade route, countries of operation, net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and payment history with us. Over the last 5 years, we have total revenue of approximately $1.8 billion with bad debt amounting to 1.1% of revenue. Only 12 customers have defaulted over the same 5-year period involving 1,052 chassis or 0.3% of the fleet. Of the chassis on-hire at the time of default, 98% were recovered.

        Over the past three years, our bad debt as a percentage of revenue has risen to 1.5% as a result of a shift in billing from shipping lines to motor carriers. Under the motor carrier model, the motor carrier and not the shipping line is in many cases the party responsible to pay for the use of our chassis. Typically, motor carrier companies are much smaller than shipping line companies and as a result are often a greater credit risk. Although the per diem rates we charge motor carriers are priced to take account of this increased credit risk, defaults by our customers may increase as we continue to transition to the motor carrier model. See "Risk factors—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk."

        We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. Subject to the policy's deductible and other terms and conditions, the policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenues that we might lose as a result of a customer default (i.e., up to 180 days of lease payments following an occurrence under the policy). Our current policy consists of a primary and excess layer. The primary layer of coverage has a one-year term and includes automatic annual renewals for the two additional years ending June 30, 2014. The excess layer has a one-year term with an automatic renewal for the next one year period ending June 30, 2014. The policy provides for coverage of $20.0 million per occurrence with a $1.0 million deductible per occurrence.

        We cannot assure you that our insurance policy described herein, or similar coverage will be available in the future or that such insurance will cover the entirety of any loss. See "Risk factors—We cannot assure you that we or our lessees have or can maintain sufficient insurance to cover losses that may occur to our chassis."

Regulatory environment

        As a chassis provider in the United States, we are considered to be the Intermodal Equipment Provider ("IEP") for our chassis in our chassis pools and for those managed chassis where we contractually agree to act as the IEP. As an IEP, we are subject to certain rules and regulations. Specifically, the regulations issued by the Federal Motor Carrier Safety Administration (the "FMCSA") of the U.S. Department of Transportation ("USDOT") which govern entities offering intermodal chassis to motor carriers for transportation of intermodal containers in interstate commerce. We refer to these regulations, collectively, as the "Roadability Regulations." Such regulations are designed to improve the safety of commercial motor vehicles and truck drivers and require each IEP to register and file certain reports with the FMCSA, display a USDOT number on each chassis offered for interstate commerce or maintain that number in a national equipment database, establish a systematic chassis inspection, repair and maintenance program, maintain documentation with regard to this program and provide means for drivers and motor carriers to report on chassis deficiencies and defects. The Roadability Regulations began with partial compliance requirements in mid-2010 and have been fully implemented since December 17, 2010. As the FMCSA becomes more familiar with container chassis and builds its field and administrative organization, it is possible that the number of roadside inspections and / or the criteria for roadside inspections may be adjusted. The Roadability Regulations establish fines and other sanctions for an IEP whose chassis fail to comply with the applicable federal safety criteria.

        In addition, we are subject to laws and regulations, such as the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, which may increase our labor costs and may subject us to fines, penalties and liabilities to our employees.

Employees

        As of December 31, 2013, we employed 423 people, across our operations in North America. We believe that our relations with our employees are very good and employee engagement is high. We are not a party to any collective bargaining agreements.

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

        Demand for leasing our chassis depends largely on the extent of world trade and economic growth, with U.S. consumer demand being the most critical factor affecting such growth. A failure of the U.S. to continue its economic recovery, further delays in economic recovery or a further deterioration of economic conditions in the U.S. and the European Union would result in a reduction in world trade volume and in demand by shipping lines, railroads and motor carriers for leased equipment. Emerging markets, particularly China, have experienced an economic slowdown, which may result in reduced exports and therefore lower demand for leasing our chassis. Such downturns or recessions can negatively affect our operating results because during economic downturns or periods of reduced trade, shipping lines, railroads and motor carriers tend to lease chassis only at reduced rates or lease fewer chassis because, for example, they shift away from intermodal transport toward other forms of transportation for their goods. Thus, if the volume of world trade does not recover or further decreases or if the economy of the United States, the European Union or other consumer oriented countries does not recover or slows down further, this would adversely affect our utilization rates and per diem rates, which, in turn, would lead to reduced revenue, reduced capital investment, increased operating expenses (such as storage and repositioning) and reduced financial performance. A decline in world trade (including a decrease in exports from China) or a slow-down in the economy of the United States, the European Union or other consumer oriented countries may also adversely affect our customers, which could lead to defaults by our customers and the early termination of their leases. We cannot predict whether, or when, such downturns will occur.

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

        We incur significant costs in operating our business, including the cost of maintaining and repairing our chassis. Although our term and direct finance lease products require the lessees to pay for the chassis' maintenance and repair while they are on lease to them, we remain responsible for the cost of repairing ordinary wear and tear items when the chassis under term leases are returned to us. In addition, we are responsible for the systematic inspection, repair and maintenance of the chassis in our chassis pool fleet. As the number of chassis in our chassis pools increases and our fleet ages, we may experience an increase in maintenance and repair costs. These costs may also increase due to increases in labor rates and in the cost of parts and materials. We may also experience increased costs due to our obligation to comply with the laws, rules and regulations governing the operating condition of our chassis, including those of the U.S. Department of Transportation's ("USDOT") Federal Motor Carrier Safety Administration ("FMCSA"). In addition, our ability to limit our operating costs depends on our effective management of the performance of our maintenance and repair vendors. If we are unable to effectively manage such vendors, or pass any maintenance and repair cost increases along to our customers, our business could be negatively impacted.

Defaults by our customers could adversely affect our business by decreasing our revenues and increasing our storage, collection and recovery expenses, and require us to repay our lenders sooner than anticipated.

        We generate revenues primarily from lease payments by our customers for our chassis. Inherent in the nature of the leases and other rental arrangements we have with our customers is the risk that once a lease or rental arrangement is consummated, we may not receive, or may experience a delay in realizing, all of the compensation and other amounts to be paid in respect of the chassis subject to that lease or rental arrangement, particularly with respect to our motor carrier customers. See "—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk." We attempt to mitigate this risk by requesting that our customers provide us with detailed financial information regarding their operations and, where such information is not provided, by relying on reports from credit agencies and other available credit information and in some cases, by requiring deposits. However, there can be no assurance that they can or will fulfill their obligations under the contracts we enter into with them. Our customers could encounter financial difficulties, or otherwise have difficulty making payments to us when due as a result of any number of factors which may be out of our control and which we may be unable to anticipate. If one or more of our largest customers or a sufficient number of our customers were to default, it could have a material adverse effect on our results of operations. See "—The inability of one or more of our customers to meet their obligations to us or a decrease in customer creditworthiness may adversely affect our business, financial condition and results of operations." Defaults by our customers not only cause us to lose revenues for past services, but also result in increased expenses for storage, collection and recovery of our chassis.

        In addition, our ABL Facility requires us to identify the chassis leased by a defaulting customer and to reclassify such chassis (or the book value thereof) as ineligible for the purpose of serving as security for the underlying indebtedness. In certain cases, this may require us to repay a portion of the affected indebtedness sooner than anticipated. Repossession of chassis from defaulting customers may be difficult and expensive. See "—The international nature of the industry exposes us to numerous risks." Furthermore, we may be unable to re-lease this recovered equipment at comparable rates or on comparable terms, if at all. An increase in the incidence of defaults by our customers could therefore materially adversely affect our financial condition and results of operations.

The inability of one or more of our customers to meet their obligations to us or a decrease in customer creditworthiness may adversely affect our business, financial condition and results of operations.

        Our top 10 customers accounted for approximately 52%, 58%, and 59% of our total revenues in 2013, 2012 and 2011, respectively. The concentration of customers may impact our overall financial results since these entities may be similarly affected by changes in economic or other conditions. A significant reduction in utilization by one of these customers or the loss of one of our top customers could adversely affect our business, financial condition and results of operations.

        We rely on timely and regular payments from our customers on ordinary course business terms and a deterioration in credit quality of several of our major customers could have a material adverse effect on our financial condition and results of operations. Although we do not believe there is significant risk in connection with our concentration of credit, the inability or failure of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our business, financial condition and results of operations. In addition, the industry shift toward the motor carrier model exposes us to increased credit risk. See "—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk."

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

        Over the past several years, nearly every major shipping line serving the United States has either begun developing a strategy to implement, or has already implemented, a new business model known as the "motor carrier model." Under the motor carrier model, the shipping lines no longer provide chassis to their customers as part of their transportation service, thereby shifting the responsibility for providing chassis to the motor carriers that haul the chassis and containers. We are in active discussions with many of our shipping line customers regarding this business model change and have already transitioned a majority of them to the motor carrier model in various geographic areas across the country. We intend to continue to use this transition as an opportunity to differentiate and grow our business. If our shipping line customers are unable or unwilling to transition to the motor carrier model as quickly as we project, or if some of them decide not to make the transition, or if we encounter unforeseen expenses, difficulties, complications or delays in connection with the implementation of the motor carrier model, such as motor carriers' deciding to enter into chassis pooling arrangements like the North American Chassis Pool Cooperative (the "NACPC") with other motor carriers, rather than obtaining chassis from us, we may not be able to grow our business as rapidly as anticipated or at all and our results of operations may be adversely affected. See "We operate in a highly competitive and dynamic industry, which may adversely affect our results of operations or our ability to expand our business."

        In addition, under the motor carrier model, the motor carrier and not the shipping line is in many cases the party responsible to pay for the use of our chassis. Typically, motor carrier companies are much smaller than shipping line companies and as a result are often a greater credit risk. Although the per diem rates we charge motor carriers are priced to take account of this increased credit risk, our provision for doubtful accounts has increased from less than 1% of total revenue in 2012 to 2.2% of total revenue in 2013. An increase in doubtful accounts may continue as we continue to transition to the motor carrier model.

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

        Lastly, procedures for preventing use of our chassis by unauthorized motor carriers ("gate control procedures") may be inadequate at certain terminals. An unauthorized motor carrier is a motor carrier that has not accepted the terms of our Interchange Agreement and/or met our credit and insurance requirements. Within the context of the motor carrier model, where in many instances we may no longer look to the steamship line for fulfillment of any of the usual payment, indemnity or insurance obligations, such inadequate gate control procedures may enhance the risks related to collection (for which we attempt to compensate by billing unauthorized motor carriers at significantly higher rates than we bill authorized motor carriers), recovery of our chassis and exposure to third party claims. If our efforts to work with these terminals to enhance their gate control procedures fail, the risks associated with unauthorized motor carrier use at such terminals may adversely affect our business, financial condition and results of operations.

We intend to expand our business by providing logistics services related to drayage which may subject us to business and financial risk.

        We formed a new entity in 2013, TRAC Logistics LLC, d/b/a TRAC Transportation ("TRAC Logistics"), which will broker drayage services on behalf of third parties and with respect to the repositioning of our chassis in certain geographic locations throughout the United States. As TRAC Logistics will be performing services that we have not previously performed, there are risks that this business may not be successfully managed and/or that it may encounter unforeseen expenses, difficulties, complications and delays frequently encountered in connection with starting a new business line. If this were to occur, it could impair our growth and require us to provide oversight and dedicate resources to these businesses rather than to other profitable areas.

We also intend to expand our business by establishing various service centers, which may subject us to business and financial risk.

        Over the course of calendar year 2013, we opened two new service centers in the Los Angeles and Chicago areas, for a total of three (the third service center is located in New Jersey). We intend to open a similar number of service centers during 2014. We anticipate that service centers will allow us to, among other things, store our chassis and axles on property that we lease which we believe will give us better control over certain of our assets and ultimately allow us to save on the storage fees we currently pay to third parties. We will also use these locations to perform maintenance and repair on our chassis instead of paying third parties to perform such maintenance and repair services. We believe that performing such maintenance and repair services ourselves will also result in a cost savings. As we do not have significant experience in operating service centers, there are risks that we may not be able to successfully manage such service centers and/or that we may encounter unforeseen expenses, difficulties, complications and delays frequently encountered in connection with undertaking new initiatives. If this were to occur, we may not realize the cost savings we expect from the operation of the service centers and as a result, our business could be adversely impacted.

        In addition, we will lease the land and buildings necessary to operate our service centers. Such properties are typically located in heavily industrial areas that potentially contain pollutants or other hazardous materials in the soil and/or groundwater. It is also possible that as a result of the activities conducted at the service centers, certain pollutants or other hazardous materials may be released into the soil and/or groundwater. While we maintain pollution insurance that covers certain types of environmental liabilities and the landlords from whom we lease these properties indemnify us, at a minimum, against environmental liabilities that existed prior to our occupying these sites, such insurance and indemnities may not cover, or be sufficient to protect us against, losses from environmental damage. See "Risk Factors—Environmental liability may adversely affect our business and financial situation."

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

        As of December 31, 2013, we had approximately $1,164.1 million aggregate principal amount of indebtedness outstanding, which represents approximately 63.2% of our total capitalization. Our substantial indebtedness could have important consequences, including:

  •
  increasing our vulnerability to adverse economic, industry or competitive developments;

  •
  requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund operations, capital expenditures and future business opportunities;

  •
  making it more difficult for us to satisfy our obligations with respect to the notes;

  •
  restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

  •
  limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

  •
  limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Despite our substantial indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with such indebtedness.

        We may be able to incur substantial additional indebtedness in the future. Although our ABL Facility and our indenture governing the notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. Further, as of December 31, 2013, we have drawn $713.0 million under the ABL Facility.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

        The indenture governing the notes and our ABL Facility contain various covenants that limit our ability to engage in specified types of transactions. The indenture and the ABL Facility covenants limit our and our restricted subsidiaries' ability to, among other things:

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

        In addition, the ABL Facility requires us to comply with certain financial covenants, including a minimum fixed charge coverage ratio of 1.00 to 1.00, subject to exceptions and limitations, and a maximum senior secured leverage ratio, which is currently 6.00 to 1.00, and is scheduled to decrease until the maturity date of the ABL Facility. As of December 31, 2013, our fixed charge coverage ratio was 1.60 to 1.00 and our senior secured leverage ratio was 5.30 to 1.00. In the future, there is a risk that we could not be in compliance with our financial covenants.

        Although as of December 31, 2013, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements, a breach of any of these covenants or covenants contained in future agreements could result in a default under the indenture, the ABL Facility or such future agreements, which could have the effect, if not remedied, of causing an event of default. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the applicable lenders or holders of the debt could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the applicable agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

We may not be able to generate sufficient cash to service our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of our existing or future debt instruments may restrict us from adopting some of these alternatives. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We have incurred net losses in each of the last three years and may not be profitable in the future.

        We incurred net losses of $29.4 million, $3.1 million, and $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. We cannot make any assurance that we will be profitable in the future. No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and expenses and we may incur net losses from period to period.

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

        The accelerating trend over the past several years away from term and direct finance lease products toward pools may negatively impact our long-term and direct finance lease products. From 2006 to 2013, chassis in pools as a percentage of our overall fleet has increased from 29% to 76% and our term lease and direct finance lease fleet has declined from 71% to 24% over the same period. If this trend away from term and direct finance lease products toward pools continues, the predictability and stability of lease renewal rates that we have experienced for our term lease and direct finance lease products may be adversely affected. In addition, the continuing transition to the motor carrier model, where the responsibility for providing chassis is shifted from the shipping lines to the motor carriers, may also cause a decrease in our term lease products since we primarily lease our chassis to motor carriers from our chassis pools and not under term leases. See "—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to considerable business and financial risk."

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

        The chassis leasing industry is highly competitive. We compete with other domestic leasing companies, intermodal shipping companies (including a logistics company that maintains a proprietary fleet of approximately 66,000 nonstandard specification domestic chassis), banks offering finance leases and promoters of equipment ownership and leasing as an investment as well as with non-intermodal shipping companies, such as motor carriers, that provide for the transportation of goods without the use of chassis. Some of these competitors have greater financial resources and access to capital than we do. Furthermore, chassis fleets may be shared between member contributors, who have the responsibility to manage or delegate the management of the operation as part of co-operative ("Co-op") chassis pools. For example, the ports in the Los Angeles/Long Beach area have recently engaged a consultant to review alternative chassis pool models, including a port-wide Co-op chassis pool. In addition, if the available supply of chassis were to increase significantly as a result of, among other factors, new companies entering the business of leasing or selling chassis, our competitive position could be adversely affected. For example, the Surface Transportation Board of the Department of Transportation has granted permission for the motor carrier members of the NACPC to pool resources to acquire, lease and share chassis. New entrants, such as the NACPC, could put significant downward pressure on lease rates and margins and adversely affect our ability to achieve our growth plans. See "Management's Discussion and Analysis—Operations—Competition."

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

        The chassis leasing industry is also dynamic. To remain competitive, we have incorporated into our business model plans to expand our geographic footprint, establish service centers, grow our owned and managed marine chassis fleet, grow our domestic intermodal business and grow our margin through top-line and strict expense control actions. In addition, we anticipate that we will continue to transition our shipping line customers to the motor carrier model. There is a risk that we will be unable to successfully implement these business strategies in response to changes in industry trends or they may prove less profitable than anticipated. See "—We intend to pursue acquisition opportunities, which may subject us to considerable business and financial risk.", "—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk.", "—We intend to expand our business by providing logistics services related to drayage which may subject us to business and financial risk." "—We also intend to expand our business by establishing various service centers, which may subject us to business and financial risk."

The loss of our exclusive rights to operate our domestic chassis pools at certain railroad ramps nationwide may adversely affect our business.

        We have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States, allowing us to operate a pool primarily for domestic 53' chassis at many of their railroad ramps for our pool customers. If one or more of these agreements is not renewed or is terminated and we no longer have the exclusive right to operate such pool at the ramps covered by that agreement, our business could be adversely affected.

U.S., Canadian and/or global economic conditions and uncertainty could adversely affect our business, results of operations and financial condition.

        A failure of the global economy and credit markets to continue their recoveries, further delays in their recoveries, or a further deterioration of economic conditions in the global economy and credit markets could heighten, a number of material risks to our business, cash flows and financial condition, as well as our future prospects. Weakness in, and uncertainty about, global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material adverse effect on the demand for goods and international trade which, in turn, could adversely affect the demand for our chassis. For example, the recent challenges faced by the European Union to stabilize some of its member economies, such as Greece, Ireland, Italy, Portugal and Spain, have had international implications affecting the stability of global financial markets, which has hindered economies worldwide. Many member nations in the European Union are addressing the issues with controversial austerity measures. Should the European

Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, the recovery of the global economy, including the U.S. and European Union economies, could be hindered or reversed, which could negatively affect our business. There could also be a number of follow-on effects from these economic developments and negative economic trends to our business, including customer insolvencies, decreased customer confidence in making long-term leasing decisions, decreased customer demand, decreased customer liquidity due to tightening in the credit markets and decreased customer ability to fulfill their payment obligations.

        We further believe that many of our customers are reliant on liquidity from global credit markets and, in some cases, require external financing to fund a portion of their operations. If our customers lack liquidity, they may not be able to pay amounts due to us, which could negatively impact our business.

        Financial markets have also recently been affected by concerns over U.S. fiscal policy, as well as the U.S. federal government's debt ceiling and federal deficit and the adoption of the Sequestration Transparency Act. Any actions taken by the U.S. federal government regarding the debt ceiling or the federal deficit could significantly impact the global and U.S. economies and financial markets. Any such economic downturn could have a material adverse effect on our business, results of operations and financial condition.

Our inability to service our debt obligations or to obtain additional financing as needed would have a material adverse effect on our business, financial condition and results of operations.

        As of December 31, 2013, we had approximately $34.0 million of scheduled debt maturities during 2014. These amounts do not include $69.6 million of other contractual obligations existing as of December 31, 2013 and maturing by December 31, 2014. Although our current projections of cash flows from operations are expected to be sufficient to fund our maturing debt and contractual obligations over the next 12 month period, no assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.

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

        Chassis have a useful economic life of approximately 20 years. At the end of their economic life, chassis can be remanufactured, which we believe can extend the economic life by an additional 20 years at approximately 75% of the cash required to purchase a new chassis. As our term leases typically provide for a fixed lease term from 1 to 5 years, and our other chassis leasing arrangements are for shorter terms, our chassis are not leased out for their full economic life and we face risks associated with re-leasing chassis after their initial long term lease at a rate that continues to provide a reasonable economic return. If prevailing chassis lease rates decline significantly between the time a chassis is initially leased out and when its initial long term lease expires, or if overall demand for chassis declines, we may be unable to earn a sufficient lease rate from the re-leasing of chassis when its initial term lease expires. This could materially adversely impact our results and financial performance.

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

        We purchase a substantial amount of our domestic chassis from manufacturers in China and Mexico. Any changes in the political, economic or financial condition in China or Mexico that increase the market price, availability or transportation costs of chassis manufactured in either of these countries could adversely affect our ability to maintain our chassis supply. If the costs associated with purchasing or transporting chassis from China or from Mexico were to increase for any reason, including potential changes in United States trade policy toward China or Mexico, increased tariffs imposed by the United States or other governments or a significant downturn in the economic situation in China or Mexico, we could be forced to seek alternative sources of chassis. Even if we are able to quickly make alternative arrangements, these alternative arrangements may increase our costs.

Storage space for chassis may become limited, thereby increasing depot costs for the storage of chassis.

        Land in and around many port terminals and railroad ramps is limited, and nearby depot space could become difficult to find and more costly with limited space and fewer depots in the area. In addition, local communities in port areas and railroad yards may impose regulations that prohibit the storage of chassis near their communities, further limiting the availability of storage facilities and increasing storage, repair costs, and transportation charges relating to the use of our chassis. In addition, depots in prime locations may become filled to capacity based on market conditions and may refuse additional redeliveries due to space constraints. Any of these developments could require us to enter into higher cost storage agreements with depot operators in order to accommodate our customers' redelivery requirements and could result in increased costs and expenses for us.

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

        In the past several years, there have been strikes affecting the industries we serve. In the fall of 2002, disputes with longshoremen resulted in the shut-down of all of the West Coast ports, which remained closed for nearly two weeks until they were reopened as the result of a court order under the Taft-Hartley Act. In early December 2011, a railroad strike was narrowly averted right before the expiration of the federally mandated "cooling off period", although the last of the 13 railroad unions did not ratify the National Freight Agreement until April 2012.

        More recently, the uncertainty over the negotiations between the International Longshoremen's Association, AFL-CIO ("ILA") and the United States Maritime Alliance, Ltd. ("USMA") with regard to their Master Contract that expired September 30, 2012 caused some shippers, according to certain industry sources, to divert, or at least make plans to divert, cargo from the East and Gulf Coast ports to avoid the impact of any work stoppage, slowdowns or other disruptions that would have occurred if these negotiations had failed. The ILA and USMA reached agreement on March 13, 2013 for a comprehensive successor Master Agreement. The Master Agreement remains subject to agreements being achieved in a number of local union negotiations. Some of these local negotiations are still ongoing.

        Similar concerns and uncertainty may surround the upcoming negotiations between the International Longshore and Warehouse Union ("ILWU") and the Pacific Maritime Association ("PMA") that will take place in connection with the expiration of the current Pacific Coast Longshore Contract (the "PCL Contract") on July 1, 2014. Any future strikes by the ILWU, or any other longshoremen or railroad workers in the United States, Canada or anywhere else that our customers' freight travels, could adversely affect our business and results of operations to the extent such strikes affect the ability of our customers to conduct their operations.

        Furthermore, industry sources have also reported that, as part of their Master Contract negotiations with the USMA, the ILA has added a provision under the new Master Contract that requires any purchaser of chassis from a shipping line to agree to continue to hire ILA labor to perform maintenance and repair work on such chassis following the sale. In addition, industry sources indicate a parallel provision in the NY/NJ Metro Maintenance Contracts Agreement. Several customers bound by the Master Contract have already required a clause in their agreement with us to use ILA labor to perform maintenance and repair work on chassis and we expect others to follow. The ILWU may likewise attempt to incorporate a similar provision into the new PCL Contract during their upcoming negotiations with the PMA. When we purchase chassis from a shipping line that is bound by the Master Contract (or the new PCL Contract, to the extent such provision is ultimately included), it could result in our paying higher maintenance and repair costs on the chassis we purchase than we would otherwise pay if non-union labor was used.

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

        In addition, due to the nature of our business, we are subject to laws and regulations, such as the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, which may increase our labor costs and may subject us to fines, penalties and liabilities to our employees. As is increasingly common, the U.S. Department of Labor (Wage and Hour Division) ("DOL") conducted a review of our overtime pay practices. The review has been completed and we do not owe any material amounts to our employees related to the review. We can provide no assurances that we will not otherwise be subject to additional liabilities to our employees in connection with this matter.

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

        However, no insurance can compensate for all potential losses, and we cannot guarantee that the insurance policies held by us or our lessees, depots or maintenance and repair and repositioning vendors will be adequate or that our insurers will pay a particular claim. Moreover, there may be instances where lessees, depots or maintenance and repair and repositioning vendors do not maintain the requisite amount of insurance. In addition, our lessees are not required to maintain insurance to cover various risks for which they may be responsible while using our chassis, including environmental claims. In addition, our insurance does not cover certain risks, such as the risk of loss of our chassis due to mysterious disappearance. As a result, under certain circumstances, we may be liable for potentially significant losses in the event that our lessees', depots' or maintenance and repair and repositioning vendors' insurance does not, or our insurance does not, cover certain losses.

        The cost of certain insurance policies may become prohibitively expensive for us and for our lessees, depots and maintenance and repair and repositioning vendors, or such insurance policies may not continue to be available to us or them at all. Also, if the cost of certain other policies increases, we may be forced to pay such increases if the policies are of the type that we are required to maintain under the terms of our financing agreements. For example, the premiums on one of our insurance policies have increased with regard to accidents involving those chassis for which we serve as IEP. Those premiums also increased to cover us against claims arising from the motor carriers' use of our chassis under the motor carrier model, in part because we only require the motor carriers to maintain $1.0 million of insurance against such risks, instead of the $2.0 million of such coverage we typically require of our shipping line customers. Certain other types of insurance that we have maintained from time to time, such as insurance to recover our chassis in the event of a default by a lessee, have been particularly susceptible to rate increases and have even been unavailable in the insurance market at times in the past. Not carrying such insurance may increase our exposure to defaults by our customers. In addition, for the past several years, credit insurance, which covers our lessee's non-payment of leases that are owed prior to our declaring a default of the lease, has been difficult to obtain in the insurance market for our fleet and we currently do not maintain this type of insurance coverage.

        Increases in insurance costs, the inadequacy of our and our lessees', depots' and maintenance and repair and repositioning vendors' current policies and our or their inability to renew these insurance policies could each have a material adverse effect on our business, financial condition and results of operation.

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

        Pursuant to our tax-related indemnifications, the indemnified party is typically protected from certain events that result in a tax treatment different from that originally anticipated. Our liability is typically fixed when a final determination of the indemnified party's tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. We are party to numerous tax indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

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

        In addition, most of the contracts with our pool customers only require us to provide chassis on an "as available" basis. However, because our chassis are a critical component in our customers' business, if we are unable to supply our pool customers with chassis in the quantity, location and time necessary for their needs, our business could be adversely affected and our reputation could suffer. Our ability to supply our customers with chassis could be constrained by factors beyond our control, including the lack of domestic chassis surplus and the chassis remanufacturing lead time.

Recalls and other investigations may have a material adverse effect on our business.

        We rely on third parties to manufacture and remanufacture our chassis and there is a risk that at any given time certain chassis may be subject to recall. Although in the past several years we have received only two notices of recall related to a relatively small number of our chassis, a recall of a significant number of our chassis could have a material adverse effect on our business.

Federal roadability rules and regulations for intermodal equipment providers may impose additional obligations and costs on us.

        The FMCSA has implemented rules and regulations for entities offering intermodal chassis to motor carriers for transportation of intermodal containers in interstate commerce. We refer to these regulations, collectively, as the "Roadability Regulations." The Roadability Regulations require each IEP to register and file certain reports with the FMCSA, display a USDOT number on each chassis offered for interstate commerce or maintain that number in a national equipment database, establish a systematic chassis inspection and maintenance and repair program, maintain documentation with regard to this program and provide means for drivers and motor carriers to report on chassis deficiencies and defects. The Roadability Regulations began with partial compliance requirements in mid-2010 and have been fully implemented since December 17, 2010. As part of the overall program, FMCSA has stated it intends to implement additional roadside inspection requirements for both IEPs and motor carriers operating intermodal equipment, including chassis. The Roadability Regulations establish fines and other sanctions for an IEP whose chassis fail to comply with the applicable federal safety criteria.

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

        We have established administrative and operating controls which we believe meet the requirements of the Roadability Regulations applicable to us as an IEP. However, following a recent audit conducted by the FMCSA at one of our chassis pools, the FMCSA has put us on notice of certain violations of the Roadability Regulations. None of the violations were identified as "acute", "critical" or "serious" (all within the meaning of the Roadability Regulations) and the FMCSA has not as yet issued any fines or imposed any other sanctions as a result of these violations. The Company is continuing its investigation of these violations. Though we do not believe any fines or sanctions will be imposed in connection with the recent audit, we are unable to predict whether future enforcement efforts by the FMCSA will result in the imposition of any significant fines or sanctions, which sanctions could include prohibiting us from leasing chassis from one or more of our chassis pools.

Environmental liability may adversely affect our business and financial situation.

        We are subject to federal, state and local laws and regulations relating to the protection of the environment. We could incur substantial costs, including cleanup costs, fines and third party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with both our current, historical or future chassis leasing operations as well as our current and future service center operations. Moreover, environmental laws are subject to frequent change and have tended to become more stringent over time. As a result, additional environmental laws and regulations may be adopted which could limit our ability to conduct business or increase the cost of our doing business, which may have a materially negative impact on our business, results of operation and financial condition. While we maintain pollution insurance with respect to our chassis leasing operations, and require lessees to indemnify us against certain losses, such insurance and indemnities may not cover, or be sufficient to protect us against, losses arising from environmental damage. Similarly, while we obtain and maintain pollution insurance that covers certain types of environmental liabilities with respect to our service center operations and require the landlords from whom we lease these properties to indemnify us, at a minimum, against environmental liabilities that existed prior to our occupying these sites, such insurance and indemnities may not cover, or be sufficient to protect us against, losses from environmental damage. See—"We intend to expand our business by providing logistics services related to drayage which may subject us to business and financial risk."

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

        Protecting our intellectual property rights is an important element to our continued success and our ability to maintain our competitive position. In addition to existing trademark, trade secret and copyright law, we protect our proprietary rights through confidentiality agreements and technical measures. Misappropriation of our intellectual property could have an adverse effect on our competitive position. In addition, we do not have any patents on our technology, including our proprietary PoolStat® chassis management software. If third-parties obtain access to PoolStat®, we cannot be certain that our software will not become publicly available. Therefore, we may have to engage in litigation in the future to enforce or protect our intellectual property rights or to defend against claims of infringement, misappropriation or other violations of third-party intellectual property rights. We may incur substantial costs and the diversion of management's time and attention as a result and an adverse decision could have a negative impact on our business.

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

As an "emerging growth company" under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

        As an "emerging growth company" under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. We are an "emerging growth company" until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a "large accelerated filer" as defined under the federal securities laws. For so long as we remain an "emerging growth company", we will not be required to: comply with any requirement that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis); and submit certain executive compensation matters to shareholder advisory votes, such as "say on pay" and "say on frequency." Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an "emerging growth company". We are currently evaluating and monitoring developments with respect to these new rules and we cannot assure you that we will be able to take advantage of all of the benefits from the JOBS Act.

We may enter into transactions with members of our management, our shareholders and their respective affiliates that may involve inherent, potential or perceived conflicts of interest.

        We may, in the future, enter into transactions with members of management, our shareholders and their respective affiliates. Some of these relationships and transactions may involve inherent, potential or perceived conflicts of interest. In certain instances, the terms of these transactions may be more or less favorable to us than the terms that we would have obtained through arm's length negotiations. See Note 15 "Related Party Transactions" to our Consolidated Financial Statements. The interests of our management, shareholders and their respective affiliates may not always coincide with our interests. As a result, risks in transactions may be taken that adversely affect us, but may enhance the investment of the members of management, our shareholders and their respective affiliates.

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

        While we lease the majority of our chassis within the United States, we do lease some of our chassis to customers in Canada and Mexico. In addition, some of our major customers are headquartered outside of the United States. As a result, our ability to enforce lessees' obligations under our leases and other arrangements for use of our chassis may at times be subject to applicable law in the jurisdictions in which enforcement is sought and it is not possible to predict, with any degree of certainty, the jurisdictions in which enforcement proceedings may be commenced. For example, repossession of chassis from defaulting lessees may be difficult and more expensive, especially in a jurisdiction such as Mexico that does not confer the level of creditors' rights as in the United States and in jurisdictions where recovery of equipment from the defaulting lessee is more cumbersome. As a result, the relative success and expedience of enforcement proceedings with respect to our chassis in various jurisdictions also cannot be predicted.

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

        Any one of these factors could impair our current or future international operations and, as a result, harm our overall business. Many of these factors also affect our customers' business. Should one or more of these factors have an adverse impact on our customers, our business could also be harmed.

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

        Reviewing potential acquisition opportunities for additional chassis or businesses may require a meaningful part of management's time and require us to incur legal and other fees as part of our review. Moreover, we may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. In addition, tightening of the credit markets may limit our ability to obtain debt financing for acquisitions, and we may be unable to obtain financing by issuing additional debt or equity on terms acceptable to us. If our performance deteriorates prior to engaging in acquisitions, it may limit our ability to obtain debt financings for acquisitions. These or other unanticipated issues may arise in the implementation of our business strategies, and could impair our expansion plan.

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

        Interest rate derivatives involve counterparty credit risk. As of December 31, 2013, we had one interest rate derivative. This derivative is held with a counter-party with a credit rating of A2 by Moody's. Although we do not anticipate that this counterparty will fail to meet its obligations, if this counterparty cannot meet its obligations, we will bear the resulting losses. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the counterparty, and/or maintain their current rating. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the counterparty will have on its ability to meet its obligations. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

A new standard for lease accounting is expected to be announced in the future, but we are unable to predict the impact of such a standard at this time.

        In May 2013, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued a revised Exposure Draft subsequent to the August 2010 Exposure Draft. These Exposure Drafts propose substantial changes to existing lease accounting that will affect all lease arrangements. On September 14, 2013, the public comment period concluded and was followed by four round table meetings during October 2014. Re-deliberations of the lease accounting proposal are currently on-going.

        Currently, management is unable to assess the impact the adoption of the new finalized lease standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, could change, we do not believe the accounting pronouncement will change the fundamental economic reasons for which our customers lease chassis. However, since the proposed changes to lease accounting no longer permit "off-balance sheet" presentation by lessees under an operating lease, there will be little difference between the accounting treatment of asset ownership versus asset leasing. As a result, lessees may elect to purchase chassis instead of leasing them, which may have an adverse effect on our business.

Adverse changes in U.S. tax rules.

        While we record a tax provision in our financial statements, we currently do not pay any meaningful income taxes primarily due to the benefit we receive from accelerated tax depreciation on our chassis investments. A change in the rules governing the tax depreciation of our chassis, in particular, a change that increases the period over which we can depreciate our chassis for tax purposes, could reduce or eliminate this tax benefit and significantly increase our cash tax payments.

        In addition, even under current tax rules, we need to make substantial, ongoing investments in new chassis in order to continue to benefit from the tax deferral generated by accelerated tax depreciation. If our investment level slows due to a decrease in the growth rate of world trade, decisions by our customers to buy more of their chassis, a loss of market share to one or more of our peers, or for any other reason, the favorable tax treatment from accelerated tax depreciation would diminish, and we could face significantly increased cash tax payments.

        Also, our net deferred tax liability balance includes a deferred tax asset for U.S. federal and various state taxes resulting from net operating loss carryforwards ("NOLs"). A reduction to our future earnings, which will lower taxable income, may require us to record an additional charge against earnings in the form of a valuation allowance, if it is determined that it is more-likely-than-not that some or all of the loss carryforwards will not be realized.

Terrorist attacks, war, uprisings or hostilities could adversely affect us.

        Potential acts of terrorism, war, uprisings or hostilities may affect the ports and depots at which we and our customers operate, as well as our other facilities or those of our customers and suppliers. In addition, any such incident or similar act of violence could lead to a disruption to the global network of ports and the global flow of goods, upon which our business is inherently reliant. To the extent any such event were to result directly or indirectly in a reduction in the level of international trade and reduced demand for transportation equipment, our business could be adversely affected. The consequences of any terrorist attacks, wars, uprisings or hostilities are unpredictable and we may not be able to foresee events that could have an adverse effect on our operations or the value of our securities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        NONE

ITEM 2.    PROPERTIES

        We are headquartered in a 28,573 square foot office building in Princeton, New Jersey, that we own (subject to a ground lease) and where we employ 160 people. We also lease another building in Princeton where we employ 114 people. Additionally, we lease 23 other small offices in 13 states in the United States where the remainder of our staff is located.

ITEM 3.    LEGAL PROCEEDINGS

        We have been, are currently, and may from time to time be, involved in litigation and claims incidental to the conduct of our business comparable to other companies in the intermodal asset leasing industry. Our industry is also subject to scrutiny by government regulators, which could result in enforcement proceedings or litigation related to regulatory compliance matters. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business experience and industry standards. We believe that the cost of defending any pending litigation or challenging any pending or future regulatory compliance matter will not have a material adverse effect on our business.

ITEM 4.    MINE SAFETY DISCLOSURES

        NONE

PART II

ITEM 5.    MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        N/A

ITEM 6.    SELECTED FINANCIAL DATA

        The following tables summarize consolidated financial information of TRAC and its consolidated subsidiaries. TRAC has no operations of its own and is dependent upon the cash flows of its subsidiaries to meet its obligations under the notes. TRAC is a Delaware limited liability company that was formed as of July 13, 2012. We conduct all of our business through Interpool and its consolidated subsidiaries. You should read these tables along with "Management's discussion and analysis of financial condition and results of operations," "Business" and our historical consolidated financial statements and the related notes included elsewhere in this report.

        The selected historical consolidated statement of operations data and historical consolidated statement of cash flows data presented below have been derived from our audited consolidated financial statements at the dates and for the periods indicated.

	Year ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Consolidated Statement of Operations Data:
Total revenues	$515,244	$414,593	$339,344	$280,857	$272,987
Direct operating expenses	289,767	214,125	172,075	144,465	110,712
Selling, general and administrative expenses	58,031	46,038	40,942	34,438	29,804
Depreciation expense	71,791	66,052	64,391	60,857	61,469
Provision for doubtful accounts	11,369	4,137	3,954	74	20
Impairment of leasing equipment	5,857	6,506	1,544	8,713	1,644
Impairment of assets held for sale	—	—	—	—	2,375
Loss on modification and extinguishment of debt and capital lease obligations	904	8,850	733	40	463
Interest expense	91,085	75,102	65,835	69,329	77,536
Interest income	(287)	(143)	(633)	(346)	(1,982)
Other (income) expense, net(1)	(2,074)	(809)	(1,535)	134	(532)

Total expenses	526,443	419,858	347,306	317,704	281,509

Loss before provision (benefit) for income taxes	(11,199)	(5,265)	(7,962)	(36,847)	(8,522)
Provision (benefit) for income taxes(2)	18,154	(2,175)	(4,054)	(17,641)	1,472

Net Loss	$(29,353)	$(3,090)	$(3,908)	$(19,206)	$(9,994)

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Cash and cash equivalents	$11,843	$26,556	$29,005	$38,677	$54,644
Restricted cash	—	—	—	6,060	5,610
Accounts receivable, net of allowance	113,138	80,620	57,647	44,686	37,071
Net investment in direct finance leases	25,026	40,729	54,776	65,055	102,250
Leasing equipment, net of accumulated depreciation	1,394,088	1,325,383	1,292,660	1,267,791	1,252,514
Total assets	1,841,910	1,768,463	1,708,049	1,697,307	1,736,515
Deferred income taxes, net	99,331	73,569	76,112	85,498	125,652
Total debt and capital lease obligations	1,164,137	1,108,397	976,643	931,788	952,391
Total liabilities	1,318,252	1,229,556	1,167,406	1,144,381	1,153,843
Total member's interest	523,658	538,907	540,643	552,926	582,672

	Year ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Consolidated Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$66,756	$(8,271)	$32,532	$44,239	$118,500
Capital expenditures gross(3)	145,338	103,577	108,226	75,900	40,456

	Year ended December 31,
	2013	2012	2011	2010	2009
Selected Fleet Data:
Active fleet(4)	276,516	269,388	250,268	242,758	240,421
Utilization(5)	92.3%	92.1%	89.6%	88.7%	85.5%

(1)
Primarily represents (gain) loss from sale of equipment.

(2)
2013 includes non-cash tax expense of $22,105 related to a $56,120 gain recognized solely for tax purposes related to a distribution of stock in a related company. See Note 10 to our Consolidated Financial Statements.

(3)
Includes equipment purchased with funds provided by capital leases.

(4)
Includes equipment on hire and equipment available for hire.

(5)
Utilization is calculated by dividing the Active fleet by the Total fleet.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with our historical consolidated financial statements and the related notes included elsewhere in this report. All dollar amounts discussed below are in thousands of U.S. dollars except per share amounts, or unless otherwise stated. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including those discussed in "Risk factors" and elsewhere in this report.

Overview

        We are the largest intermodal chassis solutions provider, measured by total assets, for domestic and international transportation companies in North America. Our principal business is providing marine and domestic chassis on both long and short-term leases or rental agreements to a diversified customer base including the world's leading shipping lines, Class I railroads, major U.S. intermodal transportation companies and motor carriers.

        Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of December 31, 2013, we owned, leased-in or managed a fleet of 309,157 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.42 billion.

        We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

  •
  Marine Market segment—primarily serving shipping lines and motor carriers with 20', 40' and 45' foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2013, our active fleet included 201,857 marine chassis.

  •
  Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53' chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2013, our active fleet included 74,659 domestic chassis.

        As of December 31, 2013, approximately 22%, 2%, and 76% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively. As of December 31, 2013, 35% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $179.6 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.

        The table below summarizes our total fleet by type of lease as of December 31, 2013:

	Units		Net book value
Total fleet by lease type	# of units	% of total	$ in millions	% of total	Average age (in years)	% of On-hire fleet
Term lease	55,701	18	$289.7	20	12.9	22
Direct finance lease	6,463	2	25.0	2	11.5	2
Marine chassis pool	132,906	43	530.9	38	14.1	52
Domestic chassis pool	60,057	19	397.2	28	7.1	24

On-hire fleet	255,127	82	1,242.8	88	12.3	100

Available fleet	21,389	7	89.4	6	15.8

Active fleet	276,516	89	1,332.2	94	12.5

Units available for remanufacture	32,641	11	86.9	6

Total fleet	309,157	100	$1,419.1	100

Term lease products

        Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership and bear the risk of re-leasing the asset upon expiration of the lease. Historically, we estimate that our average term lease renewal rate has been approximately 80%, and for the year ended December 31, 2013, our term lease renewal rate was approximately 55%. During 2013, several of our lessees have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases. If we include these rentals, the renewal rate for the year ended December 31, 2013 would be approximately 88%.

Direct finance lease products

        Direct finance lease terms and conditions are similar to those of our term leases, except that, under a direct finance lease, the customer commits to a fixed lease term and typically receives a bargain purchase option at the expiration of the lease. Under this arrangement, the substantive risks and benefits of equipment ownership are transferred to the lessee. The lease payments are segregated into principal and interest components that are similar to a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized as Finance revenue. The principal component of the lease is reflected as a reduction to the net investment in the direct finance lease. The typical initial term on these leases is between 5 and 10 years, with multiple renewals to extend the lease term by another 1 to 3 years.

Chassis pools

        We operate and maintain domestic and marine chassis pools. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Because substantially all our major customers have regular shipments requiring chassis, many commit to subscription levels for minimum chassis usage to ensure sufficient chassis supply. As of December 31, 2013, 27% of chassis pool revenue was generated by such minimum usage arrangements.

Marine chassis pools

        We operate pools in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, West Coast and Midwest, using marine 20', 40' and 45' chassis. As of December 31, 2013, we owned 116,674 units and managed 16,232 units owned and contributed by steamship lines for a total of 132,906 units. The net book value of our owned marine pool units amounted to $530.9 million as of December 31, 2013. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the year ended December 31, 2013, approximately 9% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

        We also operate pools for domestic 53' chassis at railroad ramps throughout the United States. As of December 31, 2013, we had 60,057 units, including 7,924 that we lease-in, engaged in providing this service. The net book value of the domestic pool units that we own totaled $397.2 million, as of December 31, 2013. Currently, we have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies that operate standard-size domestic intermodal equipment. A large portion of our domestic units are leased under these contracts and under similar contracts with other customers and contain minimum chassis usage subscription levels. For the year ended December 31, 2013, approximately 65% of domestic chassis pool revenue was generated under subscription arrangements.

Other revenue

        Other revenue is derived from three primary sources: maintenance and repair service revenue, repositioning revenue and management services revenue.

Primary operating performance metrics

        Revenue growth for our business is driven by the size of our fleet, utilization of our equipment and average lease rates. We plan to grow our fleet by investing in new, used and remanufactured chassis. Our utilization rates are determined by the percentage of our total fleet that is on-hire, excluding chassis awaiting the remanufacture process. Typically, pooled chassis are in use by a customer between 70% and 90% of the time depending upon seasonality. However, to the extent our equipment is either assigned to chassis pools or managed by a third party, the equipment is considered fully utilized since it is not available for us to lease regardless of whether all of the units are generating income. The increase in utilization rates is, in part, due to the fact that as we grow our pools and allocate more chassis to pools, such assets are considered fully utilized and, therefore, increase our utilization rate. As of December 31, 2013 and 2012, our utilization rates were 92.3% and 92.1%, respectively.

        Equipment lease rates are a function of several factors, including new equipment prices, which are primarily influenced by the price of steel, the price of tires, interest rates, the number of available chassis in the market, and demand, which is driven by import volumes. Average term lease rates are expected to change gradually as lease terms expire and new rates are set while marine and domestic pool rates are expected to rise more rapidly given the demand for the pool product. Average lease rate calculations are based on revenue earned divided by the average number of chassis on-hire for term lease products and pool products.

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

Seasonality

        Our business experiences seasonal revenue trends that correlate directly to increases in the importation of goods via intermodal containers and domestic container traffic linked to the movement of goods in anticipation of the year-end holiday season. The "peak" season generally begins in the early third quarter and then begins to slow in the late third quarter and early part of the fourth quarter. This is when our revenues are generally the highest. Our operating expenses will move in tandem with the increased volume of container traffic and are also impacted by the warmer weather during the summer months in the mid-western, southern and eastern parts of the United States. We generally experience higher volumes of tire replacement costs during these months. No other significant seasonal trends currently exist in our business.

Critical accounting policies

        Our consolidated financial statements have been prepared in conformity with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events and/or circumstances that are outside of our control. If a significant unfavorable change were to occur affecting the underlying assumptions of such events or circumstances, a material adverse impact to our consolidated results of operations, financial position and liquidity could result. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 "Summary of Significant Accounting Policies" to our Consolidated Financial Statements included elsewhere in this report.

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

Goodwill

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC, goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such review is subjective and relies upon the collective insight and experience of the senior management team. Management has determined that there are two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance has been assigned to these two reporting units using a relative fair value allocation approach. As of December 31, 2013, there was no impairment of goodwill for either segment.

        We evaluate the recoverability of goodwill using a two-step impairment test approach. In the first step, our fair value is compared to its carrying value including goodwill. Fair value is estimated using a discounted cash flow analysis based on current operating budgets and long-range projections. The assumptions for the projections are based on management's historical experience as well as their future expectations of market conditions. Estimated cash flows are discounted based on market comparable weighted-average cost of capital rates derived from the capital asset pricing model. The inputs to the model were primarily derived from publicly available market data. Although management uses the best estimates available, if actual results fall below the estimated budgets and long range projections used for the fair value calculation or cost of capital rates differ from the inputs used to calculate discounted cash flow, a different result could be obtained.

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

Provision for doubtful accounts

        During 2011 and continuing in 2012 and 2013, certain of our shipping line customers began migrating away from providing chassis as an integral part of their transportation-related services. As a result, we are providing a greater number of chassis directly to motor carriers who represent a higher credit risk than our traditional customer base that generally consists of larger companies with greater liquidity and resources. Notwithstanding this change, our methodology for assessing the adequacy of the provision for doubtful accounts has not changed significantly.

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

        We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent results of operations. In the event we were to determine that we would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision (or increase the benefit) for income taxes. Currently, we do not record valuation allowances on the majority of our deferred tax assets.

        Income taxes have been provided based upon the tax laws and rates in countries in which our operations are conducted and income is earned. Our chassis leasing business is domiciled in the United States and, therefore, income is subject to United States taxation. The provision for income taxes recorded relates to the income earned by certain of our subsidiaries, which are located in or have earned income in jurisdictions that impose income taxes, primarily in the United States. We are also subject to income tax in Canada and Mexico. See Note 10 to our Consolidated Financial Statements.

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

Recently adopted and recently issued accounting standards

Adopted in 2013

        In February 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on respective line items in net income. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012 for public companies. The Company adopted ASU 2013-02 as of January 1, 2013. As ASU 2013-02 requires additional disclosures only, there is no impact to the Company's consolidated results of operations or financial position.

        In July 2013, the FASB issued authoritative guidance on accounting for Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). ASU 2013-10 permits the Fed Funds Effective Swap Rate ("OIS") to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. In the United States, currently only the interest rates on direct Treasury obligations of the U.S. government ("UST") and, for practical reasons, the London Interbank Offered Rate ("LIBOR") swap rate are considered benchmark interest rates. ASU 2013-10 permits the OIS to be used as a benchmark interest rate for hedge accounting purposes in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Adoption of this ASU had no impact on the Company's consolidated results of operations or financial position.

        No other new accounting pronouncements issued or effective during 2013 had or are expected to have a material impact on the Company's Consolidated Financial Statements.

2013 versus 2012

  Comparison of our consolidated results for the year ended December 31, 2013 to the year ended December 31, 2012

	Year ended December 31,		Variance
	2013	2012	$ change	% change
Revenues:
Equipment leasing revenue	$472,571	$373,060	$99,511	27
Finance revenue	3,254	5,116	(1,862)	(36)
Other revenue	39,419	36,417	3,002	8

Total revenues	$515,244	$414,593	$100,651	24

Expenses:
Direct operating expenses	289,767	214,125	75,642	35
Selling, general and administrative expenses	58,031	46,038	11,993	26
Depreciation expense	71,791	66,052	5,739	9
Provision for doubtful accounts	11,369	4,137	7,232	175
Impairment of leasing equipment	5,857	6,506	(649)	(10)
Loss on modification and extinguishment of debt and capital lease obligations	904	8,850	(7,946)	(90)
Interest expense	91,085	75,102	15,983	21
Interest income	(287)	(143)	(144)	101
Other income, net	(2,074)	(809)	(1,265)	156

Total expenses	526,443	419,858	106,585	25

Loss before provision (benefit) for income taxes	(11,199)	(5,265)	(5,934)	113
Provision (benefit) for income taxes	18,154	(2,175)	20,329	**

Net loss	$(29,353)	$(3,090)	$(26,263)	**

Adjusted net income(1)	$9,798	$12,609	$(2,811)	(22)

Adjusted EBITDA(1)	$162,964	$159,894	$3,070	2

**
Not meaningful

(1)
For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see "Non-GAAP Measures".

Revenues

        Total Company revenue was $515.2 million for the year ended December 31, 2013 compared to $414.6 million for the year ended December 31, 2012, an increase of $100.6 million or 24%.

        Equipment leasing revenue for all product offerings was $472.6 million for the year ended December 31, 2013 compared to $373.1 million for the year ended December 31, 2012, an increase of $99.5 million or 27%. This increase was primarily the result of a 13% increase in average daily per diem rates, which resulted in an increase in equipment leasing revenue of $53.5 million, and an increase in the average on-hire fleet of approximately 27,500 chassis, or 13%, which led to an increase in equipment leasing revenue of $46.0 million.

        The increase in average daily per diem rates is primarily due to a product mix shift from term leasing to pool arrangements where the per diem rates are significantly higher due to our ability to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services, in addition to negotiated rate increases to shipping line, railroad and intermodal logistics customers. The increase in the average on-hire fleet was primarily due to growth in both the marine and domestic pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company's purchase of 21,305 chassis from our shipping line customers during 2013 as well as a shift of 26,055 term lease units into our pools and an increase in the number of managed units. Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

        Finance revenue was $3.3 million for the year ended December 31, 2013 compared to $5.1 million during the year ended December 31, 2012, a decrease of $1.8 million or 35%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $18.8 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

        Other revenue was $39.4 million for the year ended December 31, 2013 compared to $36.4 million for the year ended December 31, 2012, an increase of $3.0 million or 8%. This increase was primarily attributable to increases in billings to pool customers for the repositioning of equipment of $4.7 million, term lease termination fees of $2.5 million and management services and other revenue of $0.7 million, partially offset by lower repair billings of $2.9 million and lower scrap metal proceeds in connection with the disposal of end-of-life chassis of $1.9 million.

Marine Market segment

        Total Marine Market segment revenue was $345.2 million for the year ended December 31, 2013 compared to $255.1 million for the year ended December 31, 2012, an increase of $90.1 million or 35%.

	Year Ended December 31,
Key Operating Statistics	2013	2012	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$273,391	$164,375	$109,016	66
Average Total Fleet	120,079	70,011	50,068	72
Average Daily Revenue per Chassis	$6.24	$6.41	$(0.17)	(3)
Term Lease Statistics
Per Diem Revenue	$45,782	$69,886	$(24,104)	(34)
Average Total Fleet	50,890	77,270	(26,380)	(34)
Average Daily Revenue per Chassis	$2.46	$2.47	$(0.01)	—

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

        Equipment leasing revenue was $319.2 million for the year ended December 31, 2013 compared to $234.3 million for the year ended December 31, 2012, an increase of $84.9 million or 36%. Marine pool per diem revenues increased $109.0 million or 66% due to a 72% increase in the average number of chassis in our marine pools partially offset by a 3% decrease in the average daily per diem rate. The increased number of chassis in our marine pools is due to the Company's purchase of 21,305 chassis from our shipping line customers during 2013 as well as a shift of 26,055 term lease units from our term lease product toward our pools and an increase in the number of managed units as our shipping line customers transition to the motor carrier model during that same period of time. The decrease in the average daily per diem rates in marine pools is primarily due to the dilutive effect of a significant number of newly introduced chassis added to our marine pools during 2013 without a proportional increase in billable usage, partially offset by a favorable mix of higher per diem rates charged to motor carriers and negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 44% of total marine pool revenue at December 31, 2013 from 30% at December 31, 2012. Marine term lease revenues decreased $24.1 million or 34% due to a 34% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool.

        Finance revenue was $3.2 million for the year ended December 31, 2013 compared to $4.9 million for the year ended December 31, 2012, a decrease of $1.7 million or 35%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $14.9 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

        Other revenue was $22.8 million for the year ended December 31, 2013 compared to $16.0 million during the year ended December 31, 2012, an increase of $6.8 million or 43%. The increase was primarily attributable to increases in billings to rebalance our pools of $3.5 million, term lease termination fees of $2.5 million and repair billings to customers for damage incurred while the chassis was on lease of $0.5 million. Additionally, there was an increase of $0.3 million in management service fees and other revenues.

Domestic Market segment

        Total Domestic Market segment revenue was $160.3 million for the year ended December 31, 2013 compared to $146.1 million for the year ended December 31, 2012, an increase of $14.2 million or 10%.

	Year Ended December 31,
Key Operating Statistics	2013	2012	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$135,171	$120,691	$14,480	12
Average Total Fleet	59,903	55,998	3,905	7
Average Daily Revenue per Chassis	$6.18	$5.89	$0.29	5
Term Lease Statistics
Per Diem Revenue	$18,227	$18,108	$119	1
Average Total Fleet	13,947	14,070	(123)	(1)
Average Daily Revenue per Chassis	$3.58	$3.52	$0.06	2

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

        Equipment leasing revenue was $153.4 million for the year ended December 31, 2013 compared to $138.8 million for the year ended December 31, 2012, an increase of $14.6 million or 11%. Domestic pool revenues increased $14.5 million or 12% due to a 5% increase in the average per diem rates and a 7% increase in the average number of chassis in our domestic pools. The increase in the average daily per diem rates in the domestic pool is primarily due to negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues increased $0.1 million or 1% due to a 2% increase in the average per diem rates, partially offset by a 1% decrease in the average number of chassis on lease.

        No Finance revenue was recorded for the year ended December 31, 2013 compared to $0.2 million for the year ended December 31, 2012. This decrease was primarily due to a lease purchase option which was exercised in early 2013.

        Other revenue was $6.8 million for the year ended December 31, 2013 compared to $7.0 million for the year ended December 31, 2012, a decrease of $0.2 million or 3%. The decrease was primarily attributable to the discontinuance of a pass-through repair billing arrangement with a railroad customer of $1.7 million, partially offset by increased billing to rebalance our pools of $1.4 million. Additionally, there was an increase of $0.1 million in management service fees and other revenues.

Direct operating expenses

        Total Company direct operating expenses were $289.8 million for the year ended December 31, 2013 compared to $214.1 million for the year ended December 31, 2012, an increase of $75.7 million or 35%. Maintenance and repair expenses increased $58.4 million or 40%, which was primarily due to a 43% increase in the average number of chassis operating in marine and domestic chassis pools. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in increases in repositioning and handling expenses and other direct operating expenses of $13.5 million and $3.8 million, respectively.

Marine Market segment

        Direct operating expenses for the Marine Market segment were $206.6 million for the year ended December 31, 2013 compared to $127.3 million for the year ended December 31, 2012, reflecting an increase of $79.3 million or 62%. Maintenance and repair expenses increased $55.4 million or 60%, primarily due to a 72% increase in the average number of chassis operating in our marine pools. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expense of $14.9 million and an increase in pool operational and chassis rental expenses of $4.4 million and $2.7 million, respectively. Other direct operating expenses such as storage and insurance related expenses contributed to the remaining increase of $1.9 million.

Domestic Market segment

        Direct operating expenses for the Domestic Market segment were $67.1 million for the year ended December 31, 2013 compared to $66.6 million for the year ended December 31, 2012, reflecting an increase of $0.5 million or 1%. Maintenance and repair expenses increased $5.8 million or 13% primarily due to a 7% increase in the average number of chassis operating in our domestic pool, partially offset by a decrease of $4.9 million in chassis rental expenses due to the purchase of previously rented equipment. Additionally, there was a decrease of $0.4 million in other direct operating expenses.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Year Ended Dec 31, 2013	Year Ended Dec 31, 2012	Variance	Year Ended Dec 31, 2013	Year Ended Dec 31, 2012	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$345,163	$255,124	$90,039	$96,731	$106,342	$(9,611)
Domestic Market segment	160,250	146,063	14,187	79,410	66,819	12,591

Total Reportable segments	$505,413	$401,187	$104,226	$176,141	$173,161	$2,980
Other	9,831	13,406	(3,575)	(13,177)	(13,267)	90

Total Company	$515,244	$414,593	$100,651	$162,964	$159,894	$3,070

Principal collections on direct finance leases				(5,706)	(7,836)
Non-cash share-based compensation				(1,181)	(1,765)
Depreciation expense				(71,791)	(66,052)
Impairment of leasing equipment				(5,857)	(6,506)
Loss on modification and extinguishment of debt and capital lease obligations				(904)	(8,850)
Interest expense				(91,085)	(75,102)
Other income				2,074	809
Interest income				287	143

Loss before provision (benefit) for income taxes				(11,199)	(5,265)

Provision (benefit) for income taxes				18,154	(2,175)

Net loss				$(29,353)	$(3,090)

Selling, general and administrative expenses

        Selling, general and administrative expenses were $58.0 million for the year ended December 31, 2013 compared to $46.0 million for the year ended December 31, 2012, an increase of $12.0 million or 26%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of the industry shift to the motor carrier model and consulting fees in support of equipment appraisal services, information technology, operational and human resource initiatives.

Depreciation expense

        Depreciation expense was $71.8 million for the year ended December 31, 2013 compared to $66.1 million for the year ended December 31, 2012, an increase of $5.7 million or 9%. This increase was primarily due to depreciation on chassis acquired during 2013. Such chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool.

Provision for doubtful accounts

        The provision for doubtful accounts was $11.4 million for the year ended December 31, 2013 compared to $4.1 million for the year ended December 31, 2012, an increase of $7.3 million. The increase was primarily attributable to a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate to the motor carrier model. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk.

Impairment of leasing equipment

        We recorded impairment charges on leasing equipment of $5.9 million for the year ended December 31, 2013 compared to $6.5 million for the year ended December 31, 2012, a decrease of $0.6 million or 9%. This decrease was primarily due to our decision during 2012 to no longer support certain chassis types due to the cost and difficulty of accessing replacement parts for these chassis types and a reduction in the number of axle sets determined to be unsuitable for the remanufacturing program due to rust and corrosion. These decreases were partially offset by an increase in the number of chassis reaching their end-of-useful life in 2013.

Loss on modification and extinguishment of debt and capital lease obligations

        Loss on modification or extinguishment of debt and capital lease obligations was $0.9 million for the year ended December 31, 2013 compared to $8.9 million for the year ended December 31, 2012, a decrease of $8.0 million. This decrease was primarily due to the closing of the asset based senior secured credit agreement (the "ABL Facility") in August 2012. In connection with closing the ABL Facility, the proceeds were used to repay existing indebtedness, including interest rate swap liabilities and for general corporate purposes. Since the ABL Facility and the previous credit facilities were loan syndications and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis in accordance with FASB ASC Topic 470-50, Modification and Extinguishments of Debt. This resulted in a loss on modification of debt of $2.1 million and a loss on extinguishment of debt of $4.2 million during the year ended December 31, 2012. In addition, during 2012, we elected to repay certain indebtedness which resulted in a $2.3 million loss on the extinguishment of debt. During 2013, we exercised the early purchase options on several capital leases and in accordance with the exercise of the options we recognized a $0.8 million loss on the extinguishment of debt related to contractual premiums paid and the write-off of previously capitalized costs.

Interest expense

        Interest expense was $91.1 million for the year ended December 31, 2013 compared to $75.1 million for the year ended December 31, 2012, an increase of $16.0 million or 21%. The non-cash interest portion of this increase (consisting of deferred financing fees, amortized losses on terminations of derivative instruments, fair value adjustments for derivative instruments and certain fair value adjustments to our debt instruments recorded at our acquisition date) amounted to $10.9 million, while the cash interest portion of this increase amounted to $5.2 million. The increase in non-cash interest expense was primarily due to an $8.8 million increase in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements and a $2.1 million increase in the amortization of deferred financing fees incurred in connection with the sale of the Original Notes and the ABL Facility in August 2012. This increase was due to a full year of expense being recorded during 2013 compared to approximately five month of expense being recorded in 2012. The increase in cash interest expense for the year ended December 31, 2013 was primarily due to a $150.6 million increase in the average balance of debt outstanding during the year which yielded incremental cash interest expense of $8.9 million. Partially offsetting this increase was a reduction in the weighted-average interest rate from

5.92% during 2012 to 5.60% during 2013, which accounted for a $3.7 million decrease in cash interest expense. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis fleet and to settle the outstanding liability position of interest rate swap agreements related to the August 2012 refinancing of our senior secured credit agreement with BNP Paribas CC, Inc. (f/k/a Fortis Capital Corp.) and a group of lenders, with Fortis acting as the agent and our term loan with DVB Bank SE and ING.

Other income, net

        Other income, net for the year ended December 31, 2013 was $2.1 million compared to $0.8 million for the year ended December 31, 2012. The increase of $1.3 million was primarily due to a $1.1 million gain on the sale of domestic containers.

Provision (benefit) for income taxes

        The effective income tax rates for the years ended December 31, 2013 and 2012 were 162% and (41%), respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions. In addition, for the year ended December 31, 2013 the income tax rate was adversely impacted by a $56.1 million gain recognized from the distribution of stock in a related company. The gain created net taxable income in 2013 which was fully offset for regular tax purposes with NOLs. Excluding the tax related to the $56.1 million gain, the effective tax rate for 2013 would have been (35.3%).

Net loss

        Net loss was $29.4 million for the year ended December 31, 2013 compared to a net loss of $3.1 million for the year ended December 31, 2012. The increase in the net loss was attributable to the items noted above.

Adjusted Net Income

        Adjusted net income was $9.8 million for the year ended December 31, 2013 compared to $12.6 million for the year ended December 31, 2012, a decrease of $2.8 million. In addition to the $26.3 million increase in net loss noted above, 2013 had higher non-cash interest expense of $1.2 million, higher loss on termination and modification of derivative instruments of $5.3 million and non-cash tax expense of $22.1 million related to a one-time $56.1 million gain recognized from the distribution of stock in a related company. These were offset by lower non-cash share-based compensation of $0.3 and lower loss on modification and extinguishment of debt and capital lease obligations of $4.8 million. See "Non-GAAP Measures" for the discussion of adjusted net income and its reconciliation to net loss.

Adjusted EBITDA

        Adjusted EBITDA was $163.0 million for the year ended December 31, 2013 compared to $159.9 million for the year ended December 31, 2012, an increase of $3.1 million or 2%. In addition to the $26.3 million increase in net loss noted above, the year ended December 31, 2013 included higher depreciation expense of $5.7 million, an increase in the tax provision of $20.3 million and higher interest expense of $16.0, which are excluded from the adjusted EBITDA calculations. The year ended December 31, 2013 also included lower collections on investments in direct financing leases of $2.1 million, lower loss on modifications and extinguishment of debt and capital lease obligations of $7.9 million, lower impairment of leasing equipment of $0.6 million and $2.0 million of other; consisting of lower other income, net, interest income and non-cash share-based compensation. See "Non-GAAP Measures" for the discussion of adjusted EBITDA and its reconciliation to net loss.

2012 versus 2011

Comparison of our consolidated results for the year ended December 31, 2012 to the year ended December 31, 2011

	Year ended December 31,		Variance
	2012	2011	$ change	% change
Revenues:
Equipment leasing revenue	$373,060	$302,156	$70,904	23
Finance revenue	5,116	6,155	(1,039)	(17)
Other revenue	36,417	31,033	5,384	17

Total revenues	$414,593	$339,344	$75,249	22

Expenses:
Direct operating expenses	214,125	172,075	42,050	24
Selling, general and administrative expenses	46,038	40,942	5,096	12
Depreciation expense	66,052	64,391	1,661	3
Provision for doubtful accounts	4,137	3,954	183	5
Impairment of leasing equipment	6,506	1,544	4,962		**
Loss on modification and extinguishment of debt and capital lease obligations	8,850	733	8,117		**
Interest expense	75,102	65,835	9,267	14
Interest income	(143)	(633)	490	(77)
Other income, net	(809)	(1,535)	726	(47)

Total expenses	419,858	347,306	72,552	21

Loss before benefit for income taxes	(5,265)	(7,962)	2,697	34
Benefit for income taxes	(2,175)	(4,054)	1,879	46

Net loss	$(3,090)	$(3,908)	$818	21

Adjusted net income(1)	$12,609	$1,205	$11,404		**

Adjusted EBITDA(1)	$159,894	$138,718	$21,176	15

**
Not meaningful

(1)
For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see "Non-GAAP Measures".

Revenues

        Total Company revenue was $414.6 million for the year ended December 31, 2012 compared to $339.3 million for the year ended December 31, 2011, an increase of $75.2 million or 22%.

        Equipment leasing revenue for all product offerings was $373.1 million during 2012 compared to $302.2 million during 2011, an increase of $70.9 million or 23%. This increase was primarily the result of an 18% increase in average daily per diem rates, which resulted in an increase in equipment leasing revenue of $54.8 million, and an increase in the average on-hire fleet of approximately 10,400 chassis, or 5%, which led to an increase in equipment leasing revenue of $16.1 million.

        The increase in average daily per diem rates is primarily due to our ability to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services, in addition to negotiated rate increases to shipping line, railroad and intermodal logistics customers. The increase in the average on-hire fleet was primarily due to growth in both the marine and domestic pools, partially offset by a reduced number of chassis on hire under long-term leases. Such movement from long-term lease arrangements to neutral pools is consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

        Finance revenue was $5.1 million during 2012 compared to $6.1 million during 2011, a decrease of $1.0 million or 17%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $10.5 million due to normal amortization through principal payments.

        Other revenue was $36.4 million during 2012 compared to $31.0 million during 2011, an increase of $5.4 million or 17%. This increase was primarily attributable to an increase in billings to neutral pool customers for the repositioning of equipment and repairs. In addition, scrap metal proceeds increased by $3.7 million in connection with the disposal of end-of-life chassis frames. Such increases were partially offset by a reduction in fees earned from chassis pool management services.

Marine Market segment

        Total Marine Market segment revenue was $255.1 million for the year ended December 31, 2012 compared to $207.7 million for the year ended December 31, 2011, an increase of $47.4 million or 23%.

	Year Ended December 31,
Key Operating Statistics	2012	2011	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$164,375	$106,226	$58,149	55
Average Total Fleet	70,011	49,766	20,245	41
Average Daily Revenue per Chassis	$6.41	$5.85	$0.56	10
Term Lease Statistics
Per Diem Revenue	$69,886	$84,692	$(14,806)	(18)
Average Total Fleet	77,270	95,341	(18,071)	(19)
Average Daily Revenue per Chassis	$2.47	$2.43	$0.04	2

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

        Equipment leasing revenue was $234.3 million during 2012 compared to $190.9 million during 2011, an increase of $43.4 million or 23%. Marine pool per diem revenues increased $58.2 million or 55% due to a 10% increase in average per diem rates and a 41% increase in the average number of chassis in our marine pools. The increase in the average daily per diem rates in marine pools is primarily due to a favorable mix of higher per diem rates charged to motor carriers, as well as negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 30% in 2012 from 15% in 2011. Marine term lease revenues decreased $14.8 million or 18% due to a 19% decrease in the average number of units on hire, slightly offset by a 2% increase in the average per diem rate. The trend of decreasing volumes in long-term leasing continued during 2012 as shipping lines transition from our term product to our marine pool product.

        Finance revenue was $4.9 million during 2012 compared to $5.6 million during 2011, a decrease of $0.7 million or 13%. This decrease was due to a lower principal balance outstanding on direct finance leases as normal amortization payments are received.

        Other revenue was $16.0 million during 2012 compared to $11.2 million during 2011, an increase of $4.8 million or 43%. Amounts re-billable to customers for damage incurred while the chassis was on lease and for pool repositioning expenses incurred to rebalance our pools increased by $4.2 million during 2012. Additionally, management fees increased during 2012 by $0.6 million due to a new west coast pool management agreement.

Domestic Market segment

        Total Domestic Market segment revenue was $146.1 million for the year ended December 31, 2012 compared to $115.6 million for the year ended December 31, 2011, an increase of $30.5 million or 26%.

	Year Ended December 31,
Key Operating Statistics	2012	2011	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$120,691	$94,823	$25,868	27
Average Total Fleet	55,998	48,400	7,598	16
Average Daily Revenue per Chassis	$5.89	$5.37	$0.52	10
Term Lease Statistics
Per Diem Revenue	$18,108	$16,415	$1,693	10
Average Total Fleet	14,070	13,435	635	5
Average Daily Revenue per Chassis	$3.52	$3.35	$0.17	5

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

        Equipment leasing revenue was $138.8 million during 2012 compared to $111.2 million during 2011, an increase of $27.6 million or 25%. Domestic pool revenues increased $25.9 million or 27% due to a 10% increase in average per diem rates and a 16% increase in the average number of chassis in our domestic pools. The increase in the average daily per diem rates in the domestic pool is primarily due to negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues increased $1.7 million due to a 5% increase in the average number of chassis on lease and a 5% increase in the average per diem rates.

        Finance revenue was $0.2 million during 2012 compared to $0.6 million during 2011, a $0.4 million decrease due to normal amortization payments on direct finance lease receivables.

        Other revenue was $7.0 million during 2012 compared to $3.7 million in 2011, an increase of $3.3 million or 89%. The increase is attributable to amounts re-billable to customers for damage incurred while the chassis was on lease and for pool repositioning expenses incurred to rebalance our pools.

Direct operating expenses

        Total Company direct operating expenses were $214.1 million during 2012 compared to $172.1 million during 2011, an increase of $42.0 million or 24%. Maintenance and repair costs increased $27.9 million, which was primarily due to the increased number of chassis operated and utilized within marine and domestic chassis pools and an increase in the average cost of repairs per chassis. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in daily chassis usage fees and repositioning and handling expenses of $6.0 million and $8.2 million, respectively.

Marine Market segment

        Direct operating expenses for the Marine Market segment were $127.3 million during 2012 compared to $94.2 million during 2011, reflecting an increase of $33.1 million or 35%. This increase was primarily due to increased maintenance and repair expenses of $18.8 million, a $7.8 million increase in positioning expense and a $4.9 million increase in neutral pool usage expenses associated with a 41% increase in the average number of chassis in our marine pools. Additionally, there was an increase of $1.6 million in other direct operating expenses.

Domestic Market segment

        Direct operating expenses for the Domestic Market segment were $66.6 million during 2012 compared to $51.3 million during 2011, reflecting an increase of $15.3 million or 30%. This increase was primarily due to increased maintenance and repair expenses of $9.3 million, a $2.3 million increase in positioning expenses and a $3.7 million increase in neutral pool usage costs associated with a 16% increase in the average number of chassis in our domestic pools.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Year Ended Dec 31, 2012	Year Ended Dec 31, 2011	Variance	Year Ended Dec 31, 2012	Year Ended Dec 31, 2011	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$255,124	$207,720	$47,404	$106,342	$97,076	$9,266
Domestic Market segment	146,063	115,556	30,507	66,819	53,986	12,833

Total Reportable segments	$401,187	$323,276	$77,911	$173,161	$151,062	$22,099
Other	13,406	16,068	(2,662)	(13,267)	(12,344)	(923)

Total Company	$414,593	$339,344	$75,249	$159,894	$138,718	$21,176

Less:
Principal collections on direct finance leases				(7,836)	(12,191)
Remanufacturing expense				—	(4,096)
Non-cash share-based compensation				(1,765)	(58)
Depreciation expense				(66,052)	(64,391)
Impairment of leasing equipment				(6,506)	(1,544)
Loss on modification and extinguishment of debt and capital lease obligations				(8,850)	(733)
Interest expense				(75,102)	(65,835)
Other income				809	1,535
Plus:
Interest income				143	633

Loss before (benefit) for income taxes				(5,265)	(7,962)

Benefit for income taxes				(2,175)	(4,054)

Net loss				$(3,090)	$(3,908)

Selling, general and administrative expenses

        Selling, general and administrative expenses were $46.0 million during 2012 compared to $40.9 million during 2011, an increase of $5.1 million or 12%. This increase was primarily due to incremental employee-related costs resulting from headcount additions.

Depreciation expense

        Depreciation expense was $66.1 million during 2012 compared to $64.4 million during 2011, an increase of $1.7 million or 3%. This increase was primarily due to the full-year effect of depreciation on chassis acquired during 2011 and chassis acquired throughout 2012. These chassis acquisitions are in response to an increase in customer demand for 53' domestic chassis, as well as 20' and 40' marine chassis purchased from the shipping lines as they continue to migrate away from providing chassis as an integral part of their transportation-related services.

Provision for doubtful accounts

        The increase in the provision for doubtful accounts of $0.2 million during 2012, as compared to 2011, was primarily attributable to a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate away from providing chassis as an integral part of their transportation-related services. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk.

Impairment of leasing equipment

        We recorded impairment charges on leasing equipment of $6.5 million during 2012 compared to $1.5 million during 2011, an increase of $5.0 million. This increase in impairment of leasing equipment was primarily due to a greater number of end-of-life chassis impaired during 2012 as compared to the prior year, as well as the absence of an insurance recovery of $0.9 million which occurred in 2011. The increase in impairment charges recorded during 2012 was also due to a decision to no longer support certain chassis types due to the difficulty of accessing replacement parts and the identification of unusable axles sets located at depots and remanufacturing locations.

Loss on modification and extinguishment of debt and capital lease obligations

        During August 2012, we entered into a Securities Purchase Agreement under which we sold $300.0 million total principal amount of the Original Notes issued at par in a private transaction with a group of investors. Concurrently with the closing of the Securities Purchase Agreement, the Company, together with certain of its subsidiaries, entered into the ABL Facility, a $725.0 million asset-based, senior secured credit agreement with JPMorgan Chase Bank, N.A. and a group of lenders. In connection with the closing of the sale of the notes and the ABL Facility, we repaid the Fortis Facility and the DVB Credit Facility. Since the current ABL Facility and the previous credit facilities were loan syndications and a number of lenders participated in both credit facilities, we evaluated the accounting for financing fees on a lender by lender basis in accordance with FASB ASC Topic 470-50, Modifications and Extinguishments of Debt. This resulted in a loss on modification of debt of $2.1 million and loss on extinguishment of debt of $4.2 million recorded in Loss on modification and extinguishment of debt and capital lease obligations in the Consolidated Statement of Operations.

Interest expense

        Interest expense was $75.1 million during 2012 compared to $65.8 million during 2011, an increase of $9.3 million or 14%. The non-cash interest portion of this increase (consisting of deferred financing fees, amortized losses on terminations of derivative instruments, fair value adjustments for derivative instruments and certain fair value adjustments to our debt instruments recorded at our acquisition date) amounted to $7.8 million, while the cash interest portion of this increase amounted to $1.4 million. The increase in non-cash interest expense was primarily due to a $6.8 million increase in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements and a $1.2 million increase in the amortization of deferred financing fees incurred in connection with the sale of the Original Notes and the ABL Facility in August 2012. The increase in cash interest expense during 2012 was primarily due to a $55.6 million increase in the average balance of debt outstanding during the year which yielded incremental cash interest expense of $3.4 million. Partially offsetting this increase was a reduction in the weighted-average interest rate from 6.13% during 2011 to 5.93% during 2012, which accounted for a $2.0 million decrease in cash interest expense. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis fleet and to settle the outstanding liability position of interest rate swap agreements related to the August 2012 refinancing of our Fortis Facility and DVB Credit Facility.

Interest income

        Interest income was $0.1 million during 2012 compared to $0.6 million during 2011, a decrease of $0.5 million. This decrease was primarily attributable to reduced earnings on invested balances, as well as an overall reduction in interest earning amounts.

Other income, net

        The change in other income, net of $0.7 million was primarily due to a reduced level of activity within the equipment sale market and the gains associated with the disposition of domestic containers, partially offset by the realization during 2012 of $0.4 million from the settlement of a lawsuit.

Benefit for income taxes

        The effective income tax rates for the years ended December 31, 2012 and 2011 were (41)% and (51)%, respectively. During 2011, the effective tax rate was adversely impacted by losses recorded by certain foreign subsidiaries without any corresponding tax benefit. Conversely, during 2012, the effective tax rate was favorably impacted by a reduction in the state effective tax rates.

Net loss

        Net loss was $3.1 million for the year ended December 31, 2012 compared to $3.9 million for the year ended December 31, 2011. The decrease in the net loss was attributable to the items noted above.

Adjusted Net Income

        Adjusted net income was $12.6 million for the year ended December 31, 2012 compared to $1.2 million for the year ended December 31, 2011, an increase of $11.4 million. In addition to the $0.8 million increase in net income noted above, the year ended December 31, 2012 included higher loss on modification and extinguishment of debt and capital lease obligations of $4.9 million, higher loss on termination and modification of derivative instruments of $4.2 million, higher non-cash share-based compensation of $1.0 million and other of $0.5 million consisting of non-cash interest expense and fair value adjustments for derivative instruments. See "Non-GAAP Measures" for the discussion of adjusted net income and its reconciliation to net loss.

Adjusted EBITDA

        Adjusted EBITDA was $159.9 million for the year ended December 31, 2012 compared to $138.7 million for the year ended December 31, 2011, an increase of $21.2 million or 15%. In addition to the $0.8 million increase in net income noted above, the year ended December 31, 2012 included, higher interest expense of $9.8 million, higher loss on modification and extinguishment of debt and capital lease obligations of $8.1 million, higher impairment of leasing equipment of $5.0 million, higher share-based compensation expense of $1.7 million, higher depreciation expense of $1.7 million and other of $2.6 million consisting of taxes and other income, net. These were offset by lower collections on investments in direct financing leases of $4.4 million and lower remanufacturing expense of $4.1 million. See "Non-GAAP Measures" for the discussion of adjusted EBITDA and its reconciliation to net loss.

Liquidity and capital resources

        We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, lines of credit and other secured and unsecured borrowings.

        Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections and billings to lessees for maintenance and repair, and billings to lessees for repositioning and co-op management fees. Cash flow provided by (used in) operating activities was $66.8 million, ($8.3) million and $32.5 million for the years ended December 31, 2013, 2012 and 2011. In 2012 and 2011, we paid $90.4 million and $5.0 million, respectively, to terminate our positions in derivative instruments. Excluding these payments for 2012 and 2011and including principal collections on direct finance leases of $5.7 million, $7.8 million and $12.2 million for 2013, 2012 and 2011, respectively, we would have generated $72.5 million, $89.9 million and $49.7 million of cash flows for the years ended December 31, 2013, 2012 and 2011, respectively, which management believes are helpful measures for investors, as indicators of our ability to grow the business and service debt.

        Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were $1,164.1 million as of December 31, 2013, $1,108.4 million as of December 31, 2012 and $976.6 million as of December 31, 2011. As of December 31, 2013, we had the ability to draw $237.0 million under our ABL Facility. No other amounts are available to draw under other secured or unsecured borrowings. As of December 31, 2013, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements. We believe that we will be able to continue to maintain compliance with all applicable covenants for the next 12 months.

        As of December 31, 2013, we have approximately $34.0 million of scheduled debt amortization throughout 2014. This amount does not include $61.0 million of interest payments, $5.0 million of asset purchase commitments and $3.6 million of operating lease commitments existing as of December 31, 2013 maturing by December 31, 2014. We expect that cash flows from operations and principal collections on direct finance leases will be sufficient to meet our liquidity needs for 2014, funding maturing debt and satisfying our contractual obligations. However, we may need to borrow funds to finance the purchases of new and used assets or to remanufacture assets to expand the business. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated. See "Risk factors—Our inability to service our debt obligations or to obtain additional financing as needed would have a material adverse effect on our business, financial condition and results of operations."

        An intercompany note was entered into between TRAC and Interpool with terms identical to the notes since proceeds from the Original Notes were used to repay debt owed by Interpool. Under the intercompany note, Interpool will provide the funds for TRAC to service the interest and debt payments due under the notes. Certain laws restrict the ability of our subsidiaries to pay us dividends or make loans and advances to us. In addition, the indenture governing the notes and our ABL Facility contain various covenants that limit our subsidiaries' ability to pay us dividends or make other distributions or intercompany payments to us, subject to certain qualifications and exceptions. See "Risk Factors—The notes are structurally subordinated to the indebtedness and other liabilities of our non-guarantor subsidiaries; We have a substantial amount of indebtedness" and "Risk Factors—Our debt agreements contain restrictions that limit our flexibility in operating our business".

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

Liquidity needs for acquisition of new chassis

        We expect to invest substantial funds to acquire new, used and remanufactured chassis, although there can be no assurances as to the timing and amount of such acquisitions. In 2013, $141.1 million was invested to acquire both marine and domestic chassis. Of this amount, we acquired $102.8 million of shipping line chassis as part of our strategy to convert shipping lines to the motor carrier model, in addition to $38.3 million for the acquisition and refurbishment of domestic pool chassis to support organic growth in the domestic pool market. As of December 31, 2013 an additional $5.0 million was committed to the acquisition and refurbishment of equipment.

        We intend to continue funding asset purchases during 2014 through cash flows from operations, collections of principal on direct finance leases, and borrowings under secured and unsecured debt securities and lines of credit. However, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors detailed above in "Risk factors," could limit our ability to raise funds and further the growth of our business.

Cash flow

  Cash flow information for the years ended December 31, 2013, 2012 and 2011.

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Net cash provided by (used in) operating activities	$66,756	$(8,271)	$32,532
Net cash used in investing activities	(132,566)	(93,052)	(8,476)
Net cash provided by (used in) financing activities	51,696	98,764	(34,003)
Effect of changes in exchange rates on cash and cash equivalents	(599)	110	275

Net decrease in cash and cash equivalents	$(14,713)	$(2,449)	$(9,672)

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

        Net cash provided by operating activities was $66.8 million for the year ended December 31, 2013, compared to $8.3 million used in operations for the year ended December 31, 2012, an increase of $75.1 million. The increase was primarily the result of the payment of $90.4 million to terminate interest rate swap agreements in 2012 as part of the Company's refinancing of its then existing term loans. This increase in cash flow was offset by lower cash provided by working capital of $25.7 million. The decrease in cash from working capital was driven by longer collection cycles due to the continued shift to motor carrier billings and lagging steamship line collections due to the complexities of the shift to billing the motor carrier.

        Net cash used in investing activities was $132.6 million for the year ended December 31, 2013 compared to $93.1 million for the year ended December 31, 2012, a $39.5 million increase in cash used. The increase was primarily driven by a $38.1 million increase in capital spending during 2013.

        Net cash provided by financing activities was $51.7 million for the year ended December 31, 2013 compared to $98.8 million for the year ended December 31, 2012, a $47.1 million decrease. The decrease in cash for 2013 is primarily attributed to lower net borrowing of $77.0 million, offset by lower debt issuance costs of $30.3 million. The higher debt issuance cost in 2012 resulted from the Company's entrance into the ABL Facility and offering of the Original Notes in refinancing its debt.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

        Net cash used in operating activities was $8.3 million for the year ended December 31, 2012, compared to $32.5 million provided by operations for the year ended December 31, 2011, a decrease of $40.8 million. The decrease was primarily the result of payments of $90.4 million and $5.0 to terminate interest rate swap agreements in both 2012 and 2011, respectively, offset by increased profitability on higher leasing equipment revenue, lower cash paid for interest of $5.0 million, net income tax refunds of $0.4 million in 2012 compared to net income tax payments of $15.9 million in 2011, and other improvements in cash flows provided by working capital.

        Net cash used in investing activities was $93.1 million for the year ended December 31, 2012 compared to $8.5 million for the year ended December 31, 2011, an $84.6 million increase in cash used. The increase was primarily driven by a $71.3 million increase in capital spending during 2012 and a decrease of $6.1 million of restricted cash in 2011, a $4.3 million reduction of principal collections on direct finance leases and reduced proceeds from the sales of leasing equipment of $3.1 million.

        Net cash provided by financing activities was $98.8 million for the year ended December 31, 2012 compared to a use of $34.0 million for the year ended December 31, 2011, a $132.8 million increase. The increase in cash for 2012 is primarily attributed to a net increase in debt of $163.7 million, offset by increased payments during 2012 of $30.6 million for financing fees, associated with new financings and $0.3 million for purchase of shares from employees. The net increase in debt of $163.7 million resulted from new borrowings under the ABL Facility and the Original Notes, offset by the pay down of the Fortis and DVB Credit Facility.

Contractual obligations and commitments

        The following table summarizes our various contractual obligations in order of their maturity dates as of December 31, 2014. The terms of our credit facilities are more fully described under "Description of other indebtedness."

		Maturity in years
(Dollars in thousands)	Total as of December 31, 2013	Less than 1 year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$713,000	$—	$—	$—	$713,000	$—	$—
TRAC 2019 Senior Secured Notes	300,000	—	—	—	—	—	300,000
Loan payable to CIMC	19,278	2,327	2,435	2,548	2,666	2,790	6,512
Capital lease obligations	131,859	31,702	29,699	38,631	11,773	18,675	1,379
Lease equipment purchase commitments	4,968	4,968	—	—	—	—	—
Interest payments	291,155	60,981	59,026	57,769	47,262	34,031	32,086
Operating leases	10,045	3,613	1,969	1,794	1,264	993	412

Total	$1,470,305	$103,591	$93,129	$100,742	$775,965	$56,489	$340,389

        Our contractual obligations consist of principal and interest payments related to the ABL Facility, the notes, chassis purchase commitments and operating lease payments for our chassis. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments. For more information, see "—Description of other indebtedness."

Covenants

        Under the indenture governing the notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of December 31, 2013, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.

Commitments

Chassis purchase commitments

        Our chassis purchase commitments are related to committed chassis acquisitions from shipping lines. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to these commitments. As of December 31, 2013, we had commitments totaling $5.0 million for chassis acquisitions.

Operating leases

        We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2019. Minimum rent payments under our material leases were $10.0 million as of December 31, 2013.

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

        Pursuant to our tax-related indemnifications, the indemnified party is typically protected from certain events that result in a tax treatment different from that originally anticipated. Our liability is typically fixed when a final determination of the indemnified party's tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. We are party to numerous tax indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

        Operating leases are part of our off-balance sheet arrangements. For more information on our liability under operating leases, see "—Commitments—Operating leases".

Emerging Growth Company

        Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards after April 5, 2012. However, we have chosen to "opt out" of such extended transition period and as a result, we will comply with the new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Description of other indebtedness

        The following is a summary of the material terms and conditions of our material debt instruments. The description is only a summary and is not intended to describe all of the terms of our material debt instruments that may be important.

ABL Facility

        On August 9, 2012, Interpool together with certain of its subsidiaries, TRAC and TRAC Intermodal Corp. entered into a $725.0 million asset-based, senior secured credit agreement with lenders party thereto and JPMorgan Chase Bank, N.A. acting as the administrative agent. In connection with the ABL Facility, certain rental fleet assets, accounts receivable, instruments, documents, equipment, machinery, deposit, lockbox and securities accounts, investment property, chattel paper, general intangibles and other assets, as agreed, are being pledged for the benefit of the lenders, the administrative agent, the issuing bank and certain other parties as collateral security for the payment and performance of our obligations under the ABL Facility and the related loan documents.

        The ABL Facility has a five-year maturity and borrowings are limited to a maximum amount equal to the sum of (i) 85% multiplied by eligible accounts receivable (including Canadian accounts receivable), plus (ii) the lesser of (a) 85% multiplied by the net book GAAP depreciated value of eligible rental fleet assets (including rental fleet assets located in Canada and up to $15 million located in Mexico) and (b) 80% multiplied by the net orderly liquidation value percentage identified in the most recent rental fleet asset appraisals multiplied by the net book GAAP depreciated value (or the net investment in accordance with U.S. GAAP with respect to direct finance leases) of eligible rental fleet assets (including rental fleet assets located in Canada and up to $15 million located in Mexico), less (iii) reserves established by JPMorgan Chase Bank, N.A., acting as the administrative agent (the "Advance Rate"). The ABL Facility bears an interest rate equal to the Adjusted LIBOR plus 2.75% or the Alternate Base Rate plus 1.75% (each as defined in the ABL Facility). Field exams and appraisals will be conducted on a periodic basis, which frequency increases subject to certain availability triggers or during the continuance of an event of default.

        The ABL Facility contains various representations and covenants, including the financial covenants described below. A minimum fixed charge coverage ratio of 1.00 to 1.00 shall be required on any day on which, (i) if the aggregate indebtedness for capital lease obligations equals or exceeds $75.0 million, availability is less than the greater of (a) 20% of the aggregate commitments under the ABL Facility and (b) $140.0 million, and (ii) if the aggregate indebtedness for capital lease obligations is less than $75.0 million, availability is less than the greater of (a) 15% of the aggregate commitments under the ABL Facility and (b) $105.0 million, and shall continue to be required until the date on which availability shall have exceeded such thresholds for at least 30 consecutive days. A maximum leverage ratio for the applicable testing periods of (i) 6.50 to 1.00 from the effective date of the ABL Facility to June 30, 2013, (ii) 6.00 to 1.00 from September 30, 2013 to June 30, 2014, (iii) 5.50 to 1.00 from September 30, 2014 to June 30, 2015, (iv) 5.00 to 1.00 from September 30, 2015 to June 30, 2016 and (v) 4.50 to 1.00 from September 30, 2016 to the maturity date shall be required on any day on which, (i) if the aggregate indebtedness for capital lease obligations equals or exceeds $75.0 million, availability is less than the greater of (a) 20% of the commitment under the ABL Facility and (b) $140.0 million, and (ii) if the aggregate indebtedness for capital lease obligations is less than $75.0 million, availability is less than the greater of (a) 15% of the commitment under the ABL Facility and (b) $105.0 million, and shall continue to be required until the date on which availability shall have exceeded such thresholds for at least 30 consecutive days.

        In addition to the above financial covenants, the ABL Facility contains restrictions, which include but are not limited to, restrictions on the creation of liens, the incurrence of additional indebtedness (including guarantee obligations), investments, asset dispositions, sale and leaseback transactions, swap agreements, optional payments and modifications of subordinated and other debt instruments, changes in fiscal year, negative pledges clauses and other burdensome agreements, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, restricted payments (including dividends and other payments in respect of capital stock), asset sales or transfers, amendments of material documents and transactions with respect to PoolStat®. The ABL Facility also provides for cash dominion subject to certain availability triggers.

        On December 20, 2012, we entered into an agreement with the above lenders to amend the ABL Facility and increase the revolving commitment by $120 million, increasing the total facility's commitment from $725 million to $845 million. Additionally during 2013, the ABL Facility was further amended to increase the revolving commitment by an additional $105 million bringing the total commitment by lenders to $950 million. In connection with these amendments, we paid $2.0 million in upfront fees. These fees are classified as deferred financing fees and are being amortized into interest expense over the remaining term of the ABL Facility. The amount outstanding under this facility was $713.0 million and $609.0 million at December 31, 2013 and 2012, respectively. The weighted-average interest rate including amortized debt issuance fees for the year ended December 31, 2013 and for the period from August 9, 2012 to December 31, 2012 was 4.03%% and 4.14%, respectively.

Deutsche Bank Swap

        On January 10, 2013, we entered into an interest rate swap transaction with Deutsche Bank AG. The agreement effectively converts $300.0 million of variable rate debt based upon LIBOR into a fixed rate instrument. We will receive one-month LIBOR with interest payable at a rate of 0.756% on the notional amount. At December 31, 2013, one-month LIBOR was 0.168%. The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

Fortis Facility

        On July 10, 2008, we entered into a $630.0 million senior secured credit agreement with BNP Paribas CC, Inc. (f/k/a Fortis Capital Corp.) ("Fortis") and a group of lenders, with Fortis acting as the agent ("Fortis Facility"). In connection with the Fortis Facility, we pledged certain chassis, other transportation-related equipment and direct finance lease receivables for the benefit of the lenders as collateral security for the payment and performance of our obligations under the agreement. The Fortis Facility had a five-year term maturing on July 9, 2013 and borrowings are limited to a maximum of 80% advance ("advance rate") of the value of the underlying collateral with the advance rate reducing by one half of one percent (0.50%) per quarter (or such lesser amount as set forth in the Fortis Facility) as of March 31, 2012, the advance rate is 72%.) The Fortis Facility bears an interest rate equal to the LIBOR rate or Base Rate (as defined by the agreement) plus a margin. On August 9, 2012, in connection with the closing of the sale of the notes and the ABL Facility, we repaid $586.9 million due under the Fortis facility, including accrued interest, and terminated the Fortis Facility.

DVB Credit Facility

        On March 31, 2011, we entered into an $111.0 million agreement with DVB Bank SE ("DVB") acting as agent and ING consisting of an $86.0 million term loan facility (the "DVB Term Loan") and a $25.0 million revolving credit facility (the "DVB Revolving Credit Facility" and, together with the DVB Term Loan, the "DVB Credit Facility"). In connection with the DVB Credit Facility, we pledged certain chassis, other transportation-related equipment and direct finance lease receivables for the benefit of the lenders as collateral security for the payment and performance of our obligations under the agreement.

        The DVB Credit Facility had a five-year term maturing on March 31, 2016. The maximum principal balance outstanding on the DVB Term Loan and the DVB Revolving Credit Facility were reduced by $2.2 million and $0.6 million, respectively, each quarter over the life of the DVB Credit Facility. Borrowings are limited to a maximum of 70% ("advance rate") of the value of the underlying collateral. The advance rate remains at 70% until March 31, 2013, then the advance rate declines by one percent (1.00%) per quarter. The DVB Credit Facility bears an interest rate equal to LIBOR or Base Rate (as defined by the agreement) plus a 4% margin. On August 9, 2012, in connection with the closing of the sale of the notes and the ABL Facility, we repaid $95.5 million due under this facility, including accrued interest and penalties, and terminated the DVB Credit Facility.

Loans payable to CIMC

        During 2010, we contracted for the remanufacture and financing of 3,135 chassis with CIMC Vehicles Group Ltd. and CIMC Transportation Equipment, Inc. (collectively, "CIMC"). CIMC has agreed to finance 90% of the acquisition cost of these remanufactured chassis. This equipment was delivered in eight tranches as manufacturing was completed over various delivery dates from October 11, 2010 to June 30, 2011 and eight corresponding financing agreements have been signed. The term of each agreement is 120 months commencing on the acceptance date of the equipment. Amounts outstanding under these agreements bear an interest rate equal to LIBOR plus a margin and payments are made quarterly. Upon registration, CIMC is listed as the first lien holder on all certificates of title to the equipment. At December 31, 2013 and 2012, $19.3 million and $21.5 million were outstanding under these agreements, respectively. The weighted-average interest rates for the years ended December 31, 2013 and 2012 was 4.56% and 4.73%, respectively.

Capital lease obligations

        At December 31, 2013 and 2012, the total capital lease obligations outstanding associated with leasing equipment were $131.9 million and $177.9 million, respectively. The capital lease obligations mature in varying amounts from 2014 through 2021 and have stated rates ranging from 3.53% to 6.11%. The weighted-average interest rates for the years ended December 31, 2013 and 2012 were 5.10%, and 5.21%, respectively.

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

        We define adjusted net (loss) income as net (loss) income before non-cash interest expense related to deferred financing fees, non-cash share-based compensation, loss on retirement of debt, and terminations, modification, and fair value adjustments of derivative instruments. We use adjusted net (loss) income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net (loss) income provides us with a measure of financial performance of the business based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results. Adjusted net (loss) income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

        The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to adjusted net income:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Net loss	$(29,353)	$(3,090)	$(3,908)
Non-cash interest expense, net of tax	3,856	2,687	2,069
Non-cash share-based compensation, net of tax	709	1,059	35
Loss on modification and extinguishment of debt and capital lease obligations, net of tax	543	5,310	440
Loss on termination and modification of derivative instruments, net of tax	11,987	6,611	2,456
Fair value adjustment for derivative instruments, net of tax	(49)	32	113
Non-cash tax expense—gain on related company stock distribution	22,105	—	—

Adjusted net income	$9,798	$12,609	$1,205

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

        We define Adjusted EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, loss on retirement of debt, other expense (income) mainly related to loss (gain) from sale of equipment, interest income, remanufacturing expenses, non-cash share-based compensation and principal collections on direct finance leases.

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

        Liquidity:    In addition to the uses described above, management and our board of directors use Adjusted EBITDA as an indicator of the amount of cash flow we have available to service our debt obligations, and we believe this measure can serve the same purpose for our investors. We add back certain remanufacturing expenses because these costs would have been capitalized if we built new chassis versus remanufacturing. We also include principal collections on direct finance lease receivables in Adjusted EBITDA because these collections represent cash that we have available to service our debt obligations that is not otherwise included in net (loss) income. As a result, by adding back remanufacturing related expenses and non-cash share-based compensation expenses and by including principal collections on direct finance lease receivables in Adjusted EBITDA, we believe Adjusted EBITDA is a more accurate indicator of our available cash flow to service our debt obligations than net (loss) income.

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

        The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Net loss	$(29,353)	$(3,090)	$(3,908)
Income tax	18,154	(2,175)	(4,054)
Interest expense	91,085	75,102	65,835
Depreciation expense	71,791	66,052	64,391
Impairment of assets and leasing equipment	5,857	6,506	1,544
Loss on modification and extinguishment of debt and capital lease obligations	904	8,850	733
Interest income	(287)	(143)	(633)
Other (income) expense, net	(2,074)	(809)	(1,535)
Remanufacturing expense	—	—	4,096
Non-cash share-based compensation	1,181	1,765	58
Principal collections on direct finance leases	5,706	7,836	12,191

Adjusted EBITDA	$162,964	$159,894	$138,718

        The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company's cash generation, to Adjusted EBITDA:

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Cash flows from operating activities to Adjusted EBITDA reconciliation:
Net cash provided by (used in) operations	$66,756	$(8,271)	$32,532
Depreciation and amortization	(72,026)	(66,471)	(65,061)
Provision for doubtful accounts	(11,369)	(4,137)	(3,954)
Amortization of deferred financing fees	(6,183)	(4,001)	(2,760)
Derivative loss reclassified into earnings	(19,978)	(11,018)	(4,093)
Ineffective portion of cash flow hedges	82	(53)	(189)
Payments to terminate derivative instruments	—	90,370	5,006
Loss on modification and extinguishment of debt and capital lease obligations	(904)	(8,850)	(733)
Non-cash share-based compensation	(1,181)	(1,765)	(58)
Other, net	1,340	217	1,417
Impairment of leasing equipment	(5,857)	(6,506)	(1,544)
Changes in assets and liabilities:
Accounts receivable	43,888	27,110	16,916
Other assets	36	(848)	700
Accounts payable	(1,822)	(1,546)	513
Accrued expenses and other liabilities	(4,055)	(12,349)	13,130
Deferred income taxes, net	(18,080)	5,028	4,270
Benefit for income taxes	18,154	(2,175)	(4,054)
Interest expense	91,085	75,102	65,835
Depreciation expense	71,791	66,052	64,391
Impairment of assets and leasing equipment	5,857	6,506	1,544
Loss on modification and extinguishment of debt and capital lease obligations	904	8,850	733
Interest income	(287)	(143)	(633)
Other income, net	(2,074)	(809)	(1,535)
Remanufacturing expense	—	—	4,096
Non-cash share-based compensation	1,181	1,765	58
Principal collections on direct finance leases	5,706	7,836	12,191

Adjusted EBITDA	$162,964	$159,894	$138,718

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange rate risk

        While our leasing per diems are billed and paid to us in U.S. dollars, we are subject to exchange gains and losses for local currency expenditures. We record the effect of non-U.S. dollar currency transactions when we translate the non-U.S. subsidiaries' financial statements into U.S. dollars using exchange rates as they exist at the end of each month.

        We have a division located in Canada and a subsidiary in Mexico. The functional currency of our Canadian division is the Canadian dollar. The functional currency of our Mexican subsidiary is the U.S. dollar. The effect of fluctuations in the Canadian dollar was not material in any period presented.

        Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2013, would have had the effect of raising net income approximately $0.08 million. An average 10% strengthening of the U.S. dollar, for the same period would have the effect of reducing operating income approximately $0.08 million. This calculation is not indicative of our actual experience in foreign currency transactions. This analysis does not take into account changes in demand patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Interest rate risk

        We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into an interest rate swap agreement to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations. Based on the debt obligation payable as of December 31, 2013, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase (decrease) by $1.3 million on an annual basis in the event interest rates were to increase (decrease) by 10%.

        Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $1.5 million as of December 31, 2013. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

Credit risk

        We are subject to concentrations of credit risk with respect to amounts due from customers. We seek to limit our credit risk by performing ongoing credit evaluations and, when deemed necessary, require letters of credit, guarantees or collateral. We periodically evaluate maximum exposure limits for each customer. The credit criteria we consider may include, without limitation, the customer's financial strength, trade route, countries of operation, net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and/or payment history with us.

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

        We seek to reduce credit risk by maintaining insurance coverage against customer default or insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. Subject to the policy's $1.0 million deductible and other terms and conditions, the policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and notes thereto, referred to in Item 15 of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2013. Based on such evaluation, the CEO and CFO have concluded that, as of December 31, 2013, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

        This annual report does not include a report of management's assessments regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to the transition period established by rules of the Securities and Exchange Commission for newly reporting companies.

  Changes in Internal Control over Financial Reporting

        There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        NONE

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        TRAC was formed as of July 13, 2012 to facilitate the issuance of the Original Notes, and has not, to date, conducted any activities other than those incidental to their formation and the preparation of the offering memorandum relating to the Original Notes, the creation of an intercompany note with Interpool for the servicing of the notes and preparation of a prospectus relating to the Exchange Notes. We conduct our business through Interpool and its consolidated subsidiaries. TRAC has no operations of its own. For this reason, information relating to the executive officers, managers and directors of Interpool and TRAC is presented below.

        The following table and biographies set forth current information regarding our management team and board of directors, including members of the management of Interpool and TRAC.

Executive Officers, Managers and Directors

Name	Age	Interpool Inc.	TRAC
Keith Lovetro	58	Chief Executive Officer	Chief Executive Officer
		President	President
		Director	Manager
Chris Annese	50	Chief Financial Officer	Chief Financial Officer,
		Senior Vice President	Senior Vice President
		Director	Manager
Gregg Carpene	51	Chief Legal Officer	General Counsel
		Senior Vice President	Vice President
		Secretary	Secretary
		Director	Manager
Val Noel	52	Senior Vice President,	N/A
		Chief Operating Officer
Alan Messing	60	Senior Vice President	N/A
		Chief Commercial Officer
Adam Bridges	57	Vice President,	N/A
		Marketing and
		Business
		Development
Joseph Kozinski	57	Vice President,	N/A
		Chief Accounting Officer
Jennifer Polli	42	Vice President, Business	N/A
		Performance Analysis
Carl Rodriguez	55	Senior Vice President,	N/A
		Operations Maintenance and Repair

        Keith Lovetro.    Keith Lovetro joined TRAC Intermodal as its President, Chief Executive Officer and a director in June 2011, having begun his career in the transportation industry in 1980. Prior to joining TRAC, from October 2007 to June 2009 Keith was the President of YRC Regional Transportation Group, a subsidiary of YRC Worldwide, Inc., a transportation service provider, which was comprised of three independent operating companies that generated over $2.0 billion in annual revenue. From November 2006 to October 2007, he was the Executive Vice President of DHL United States, a subsidiary of Deutsche Post AG and DHL Express' U.S. business, a transportation management service, and from August 1994 to November 2006 Keith was President and Chief Executive Officer of FedEx Freight West, Inc., a provider of regional less-than-truckload transportation. Keith has experience in five modes of transportation: Intermodal, LTL, Small Package, Express

Envelope and Airfreight. He earned his BA degree from the University of California Davis and an MBA degree from the University of Santa Clara. Keith served as a member of the Board of Directors for the Second Harvest Food Bank from 2004 until 2006 and is an active member of the American Trucking Association (ATA) and Intermodal Association of North America (IANA).

        Chris Annese.    Chris Annese joined Seacastle at its inception in June 2007 and has served as Chief Financial Officer and a director of TRAC since 2008. Chris has over twenty years of experience in finance. Prior to joining Seacastle, he spent 10 years at Cendant Corporation (now Wyndham Worldwide), a provider of business and consumer services within the real estate and travel industries. Chris served in various financial roles including mergers and acquisitions, integration and, for his last 4 years, as Chief Financial Officer of Resort Condominiums International, LLC, known as RCI, a broker of timeshare trades, a $1.0 billion worldwide subsidiary of Wyndham Worldwide. He graduated with a BA in Accounting from Pace University.

        Gregg Carpene.    Gregg Carpene joined TRAC in 2003 and has served as its General Counsel, Secretary and a director and has served as the General Counsel of Seacastle since 2008. From 1997 until 2003, Gregg served as the General Counsel of two of TRAC's subsidiaries. Prior to 1997, Gregg was a member of the Philadelphia based law firm of Cozen O'Connor. He holds a BA from Dickinson College and a law degree from Rutgers School of Law where he was an editor of the Rutgers Law Journal.

        Val T. Noel.    Val Noel joined TRAC in November of 2013 as its Senior Vice President and Chief Operating Officer. From 2004 until 2013 Val served as President of Pacer Cartage and Executive Vice President of Intermodal Operations for Pacer International. Prior to 2004, Val spent twenty years at CSX where he held various positions in terminal operations, equipment, trucking, CSX's Door to Door service and ultimately as President of CSX Intermodal. Val attended LaSalle University. He currently serves as the Chairman of the Intermodal Association of North America (IANA) Operations Committee and has previously served as a member of the TTX Intermodal Advisory Board, IANA Board of Directors and American Trucking Association (ATA) Intermodal Drayage Board.

        Alan Messing.    Alan Messing joined TRAC in 2006 and has served as its Senior Vice President of Sales and Marketing since 2009. Prior to joining TRAC, Alan served as Vice President of Marketing for GE Capital's TIP Intermodal Services division from 1999 until 2001. GE Capital is an intermodal domestic equipment finance servicer. Before 1999, he spent 24 years at Transamerica Leasing Inc., a division of Transamerica Corporation, a container leasing corporation, most recently as Vice President, Domestic Intermodal where he had responsibility for product line management for their fleet of domestic containers, chassis and trailers. He received a BS degree in Accounting and an MBA in Finance both from Fairleigh Dickinson University. Alan served as Chairman of the Intermodal Association of North America (IANA) in 2001, and has been a long time member of its Board of Directors.

        Adam Bridges.    Adam Bridges joined TRAC in 2009 and served as its Vice President of Business Development until 2011 when he assumed the additional responsibilities of marketing and pricing. Prior to joining TRAC Intermodal, Adam spent several years at CSX Transportation Inc., CSX, a rail-based freight transportation supplier, from 1998 until 2009, most recently as AVP of Intermodal Strategy and Infrastructure for CSXI where he helped to drive key initiatives, including the application of new technology to improve operating characteristics (NWOH) and penetrating new growth markets (CSX Trucking), that transformed their business platform. Before serving as AVP of Intermodal Strategy and Infrastructure for CSXI, Adam worked in Corporate Strategy at CSXT where he was responsible for the five-year strategic network and supporting capital plan. Prior to 2004, Adam was responsible for New Business Development at CSX's Intermodal Business Unit. During his tenure at Consolidated Rail Corporation, Conrail (which was purchased by the Norfolk Southern and CSX railroads in 1998), Adam held a variety of carload marketing, pricing and new product development positions, including Director of the International Business Unit. He received his BA from the University of Massachusetts in Amherst and his MBA from The Wharton School.

        Joseph Kozinski.    Joseph Kozinski joined TRAC as its Chief Accounting Officer in September 2010. Joe has 25 years of experience in finance and is a CPA. Prior to joining TRAC Intermodal, Joe spent 8 years at Cendant Corporation a global provider of business and consumer services within the real estate, hospitality, car rental and travel industries, in the role of Senior Vice President, Chief Audit Executive and Corporate Risk Manager. Joe also served in various senior financial roles at Becton Dickenson & Company, a global medical technology company, and was a Senior Manager at Price Waterhouse Coopers. Joe graduated with a BS in Accounting from Montclair State University.

        Jennifer Polli.    Jennifer Polli joined TRAC as its Vice President of Business Performance Analysis in February 2012. From 2007 until joining TRAC, Jennifer was a Vice President in Private Equity at Fortress where she focused on transportation investments, including TRAC Intermodal. From 2002 to 2007, Jennifer served as a Managing Director at FTI Consulting Inc., a global business advisory firm, in the Corporate Finance/Restructuring practice providing financial and operational advisory services to companies, including TRAC Intermodal. From 1998 to 2002, Jennifer was a manager with the U.S. division of PricewaterhouseCoopers LLC, an accounting company, in the Business Recovery Services practice, which was sold to FTI in 2002. She holds an MBA in finance from New York University and a BA from Tufts University. Before obtaining her MBA, she worked as a buyer at Tiffany & Co., a multinational jewelry and silverware retailer, and Bloomingdale's Inc., an upscale American department store, in New York.

        Carl Rodriguez.    Carl Rodriguez joined TRAC as its Senior Vice President of Strategic Development in July 2012 and currently serves as its Senior Vice President, Operations Maintenance and Repairs. Prior to joining TRAC Intermodal, Carl served as Vice President of Operations for Streamlite, a lightweight package logistics company. From 2009 until 2011, Carl was the Chief Operating Officer of East Coast Warehouse & Distribution Corp., a logistics provider specializing in the food and beverage industries. From 1990 until 2011, Carl held various positions at DHL United States, a subsidiary of Deutsche Post AG and a transportation management service, including Senior Vice President of U.S. Operations. From 1987-1990, Carl served as Director of Field Service Operations for Bor-Air Nycon, a consolidation and transportation company servicing major retailers. From 1979-1987, Carl held various positions at United Parcel Service ("UPS"), the world's largest package delivery-company, including Division Manager of Operations in New York. Carl was chosen to be an Instructor at the UPS Business Leadership School located at Carthage College in Kenosha, WI. Carl attended William Paterson University.

Family Relationships

        There are no family relationships between any of our executive officers or directors.

Director Independence

        TRAC and Interpool are privately owned. As a result, we are not required to have independent directors.

Compensation Committee Interlocks and Insider Participation

        Interpool and TRAC have not established a compensation committee. Interpool's board of directors may set compensation of our executive officers in accordance with standard company-wide guidelines. All of our directors are also executive officers.

Code of Ethics

        The Company has adopted the Code of Business Conduct and Ethics (the "Code") that applies to its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is posted in the Investors section of the Company's website at www.tracintermodal.com. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC."

ITEM 11.    EXECUTIVE COMPENSATION

        This section provides information, in tabular and narrative formats, regarding the amounts of compensation paid to each of our named executive officers and related information.

Summary compensation table

        As an "emerging growth company", we have opted to comply with the executive compensation rules applicable to "smaller reporting companies," as such term is defined under the Securities Act which require compensation disclosure for our principal executive officer, the two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year, and up to two additional individuals who would have been among our two most highly compensated executive officers but for the fact that their employment terminated prior to the end of the fiscal year (our "Named Executive Officers"). The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to each of our Named Executive Officers during the years ended December 31, 2013 and 2012:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Keith Lovetro,	2013	$400,000	—	—	—	$103,125	$39,532	$542,657
President and Chief Executive Officer	2012	$375,000	—	$630,883	—	$368,250	$35,248	$1,409,381
Chris Annese,	2013	$285,000	—	—	—	$73,031	$34,132	$392,163
Senior Vice President Chief Financial Officer	2012	$275,000	—	$249,465	—	$270,050	$35,248	$829,763
Val Noel,	2013	$39,663	—	$381,500	—	$100,000	$3,139	$524,302
Senior Vice President Chief Operating Officer(1)
David Serxner,	2013	$305,000	—	—	—	$220,950	$28,150	$554,100
Senior Vice President Operations(2)	2012	$300,000	—	$462,750	—	$294,600	$35,248	$1,092,598

(1)
Mr. Noel was hired as Senior Vice President, Chief Operating Officer on November 11, 2013.

(2)
Mr. Serxner's employment with the Company was terminated on November 1, 2013.

(3)
The amounts reported in the Stock Awards column represent the aggregate grant date fair value of restricted stock awards granted to our Named Executive Officers calculated in accordance with FASB Accounting Standards Codification Topic 718. A discussion of the methods used to calculate these values may be found in the Notes to Consolidated Financial Statements contained in this 10K.

(4)
The amounts reported in the Non-Equity Incentive Plan Compensation column represent bonuses that were earned and payable to our Named Executive Officers in respect of 2013 and 2012. See "—Annual Incentive Plan" below for more information.

(5)
The amounts reported in the All Other Compensation column consists of employer matching contributions to the Interpool 401(k) Plan, car allowance, long-term disability insurance premiums and life and health insurance premiums paid by Interpool for each Named Executive Officer.

Narrative disclosure to the summary compensation table

        The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in 2013 (including Mr. Serxner whose employment with TRAC Intermodal was terminated on November 1, 2013), as determined pursuant to the Securities Act rules and provides a dollar amount for total compensation. Descriptions of the material terms of each Named Executive Officer's employment and related information is provided below under "—Employment Arrangements."

        Base salary for each of our Named Executive Officers is generally determined by the employment offer letters or terms of employment that we have entered into with each of them, as may be adjusted from time to time by the board of directors of SCT Chassis, in the case of Mr. Lovetro, or by our President and Chief Executive Officer, in the case of the other Named Executive Officers.

        Each of our Named Executive Officers is eligible, pursuant to his employment offer letter, to receive an annual performance bonus under the our Annual Incentive Plan. A description of the material terms of this plan, including a general description of the formula applied in determining the amounts payable thereunder, is provided below under "—Annual Incentive Plan."

        In addition, we have granted to each of our Named Executive Officers restricted shares of the common stock of SCT Chassis in respect of his employment, pursuant to the terms of a management shareholder agreement, as further described below in "—Employment Arrangements" and "—Additional Equity Arrangements." Interpool does not currently sponsor any other equity incentive plan for its Named Executive Officers.

        Interpool does not sponsor a formal severance plan for its Named Executive Officers. However, it has a practice of providing certain senior executives with certain severance benefits in the event of an involuntary termination of employment by Interpool without cause. Pursuant to this practice, and as was the case with Mr. Serxner, in the event of such a termination, in exchange for the execution of a valid release of any claims against the Company, each of our Named Executive Officers would be entitled to: (a) a severance payment equal to 12 months of base salary, payable in monthly installments; (b) an amount in cash equal to the annual incentive paid in respect of the most recently completed fiscal year prior to the termination date, multiplied by a fraction, the numerator of which is the number of calendar days that the Named Executive Officer was employed by the company during the year in which the termination of employment occurred and the denominator of which is 365, payable on or around the time that current employees of the Company receive their bonuses pursuant to the Annual Incentive Plan and (c) all compensation accrued but not paid as of the termination date.

  Employment arrangements

        Interpool is not party to any employment agreements with its Named Executive Officers. Each Named Executive Officer's employment is at will, and subject to the terms and conditions set forth in the management shareholder agreement as further described below in "—Additional Equity Arrangements," and in an employment offer letter, in the case of Mr. Lovetro, Mr. Noel and Mr. Serxner. At the start of each fiscal year, Interpool communicates to the Named Executive Officer his annual salary and incentive compensation bonus target for the year.

        Mr. Lovetro.    Mr. Lovetro's employment offer letter, dated June 10, 2010, provides for an annual base salary of $375,000 and participation in Interpool's medical benefit plans, group life insurance, 401(k) plan and vacation entitlement. The employment offer letter also provided for a one-time guaranteed performance bonus in the amount of $100,000 for 2011.

        In addition, in fulfillment of the terms of his employment offer letter regarding certain equity incentive compensation, Mr. Lovetro received a grant of 102,250 restricted shares of SCT Chassis common stock on June 1, 2012, subject to equal vesting in four parts on June 1, 2012 and each January 1 of 2013, 2014 and 2015. This grant is reflected in the "Outstanding Equity Awards at End of 2013" table below and is subject to the terms and conditions of the management shareholders agreement, as described in "—Additional Equity Arrangements."

        Mr. Annese.    In connection with Mr. Annese's commencement of employment with a Seacastle affiliate in 2007, the parties initially agreed to a summary of employment terms including an annual base salary of $250,000 and an annual bonus target of $200,000. Since this time, Mr. Annese's salary, bonus target and benefits have been adjusted commensurate with his position, as reflected in the "Summary Compensation Table" above.

        Additionally, Mr. Annese received a grant of 40,430 restricted shares of SCT Chassis common stock on June 1, 2012, subject to equal vesting in four parts on June 1, 2012 and each January 1 of 2013, 2014 and 2015. This grant is reflected in the "Outstanding Equity Awards at End of 2013" table below and is subject to the terms and conditions of the management shareholders agreement, as described in "—Additional Equity Arrangements."

        Mr. Noel.    Mr. Noel's employment offer letter, dated October 21, 2013, provides for an annual base salary of $275,000 and participation in Interpool's medical benefit plans, group life insurance, 401(k) plan and vacation entitlement. The employment offer letter also provided for a guaranteed performance bonus in the amount of $100,000 for 2013 and $137,500 for 2014. The guaranteed 2014 incentive amount will be paid in two equal installments on March 31, 2014 and October 31, 2014.

        In addition, in fulfillment of the terms of his employment offer letter regarding certain equity incentive compensation, Mr. Noel received a grant of 50,000 restricted shares of SCT Chassis common stock on December 1, 2013, subject to equal vesting in four parts on January 1, 2014 and each January 1 of 2015, 2016 and 2017. This grant is reflected in the "Outstanding Equity Awards at End of 2013" table below and is subject to the terms and conditions of the management shareholders agreement, as described in "—Additional Equity Arrangements."

        Mr. Serxner.    Mr. Serxner's employment offer letter, dated December 6, 2010, provides for an annual base salary of $300,000, an annual bonus target of 100% of base salary, and participation in Interpool's medical benefit plans, group life insurance, 401(k) plan and vacation entitlement. The employment offer letter also provided for a sign-on bonus of $200,000 and a one-time guaranteed performance bonus of at least $200,000 for 2011.

        In addition, in fulfillment of the terms of his employment offer letter regarding certain equity incentive compensation, Mr. Serxner received a grant of 75,000 restricted shares of SCT Chassis common stock on June 1, 2012, subject to equal vesting in four parts on June 1, 2012 and each January 1 of 2013, 2014 and 2015.

        Mr. Serxner's employment with TRAC Intermodal was terminated on November 1, 2013. In exchange for a General Release and pursuant to the terms of his severance arrangement and management shareholder agreement, Mr. Serxner received the following: (i) one year of his annual base salary in effect as of his separation date (September 25, 2013), payable in twelve monthly installments; (ii) an amount equal to the annual bonus paid to him for fiscal year 2012, prorated based on the number of days he was employed by the Company in 2013, payable on or around the time that current employees of the Company receive their bonuses pursuant to the Annual Incentive Plan; (iii) a vesting of shares of the common stock of SCT Chassis representing one additional year of service; and, (iv) outplacement services. In addition, TRAC Intermodal repurchased Mr. Serxner's vested SCT Shares at a purchase price of $11.59 per share.

  Annual Incentive Plan

        Interpool sponsors an Annual Incentive Plan pursuant to which its Named Executive Officers, and each other eligible employee of Interpool, may receive cash bonuses based on company-wide and individual performance measures. The goal of this Plan is to reward the Named Executive Officers and other employees by providing further compensation based on the achievement of goals that Interpool believes correlate closely with its strategic objectives.

        Mr. Lovetro had a target annual incentive of 110% of his 2013 base salary and each of Mr. Annese and Mr. Serxner had a target annual incentive of 100% of their respective 2013 base salaries. Performance under the plan is based on company financial performance, which comprises 75% of the target bonus and individual performance, which comprises the remaining 25% of the target bonus. Based on his date of hire, Mr. Noel did not participate in the plan in 2013 and instead received a guaranteed performance bonus in respect of the year as set forth above in "Employment Arrangements".

        Interpool's company financial performance goal Adjusted Earnings Before Tax ("Adjusted EBT") is calculated by taking total Earnings Before Tax and adding back certain non-cash items such as but not limited to non-cash interest expense, gains and losses on early retirement of debt and non-cash share-based compensation. The following table describes the maximum, target, and threshold levels of Adjusted EBT performance established for 2013, and the corresponding level at which the company factor of the annual incentive bonus available upon achievement of this goal.

Achievement Level	2013 Target	Payout of Company Financial Performance Factor
Maximum	125% of target	200%
Target	100% of target	100%*
Threshold	75% of target	50%

*
Mr. Lovetro's company financial performance factor payout would be 110% upon achieving 100% of target.

        For 2013, our company financial performance target was an Adjusted EBT of $47.0 million. However, because we did not achieve the threshold level of Adjusted EBT (i.e., 75% of target), no company financial performance bonus was paid to any Named Executive Officer.

        With the exception of Mr. Noel (who received a guaranteed bonus amount) and Mr. Serxner (whose employment with TRAC Intermodal terminated in 2013), achievement of the individual performance factor was determined separately for each Named Executive Officer based on an evaluation of his performance during the period with respect to specific metrics established for each individual. Achievement of these metrics is determined by Mr. Lovetro, with respect to Mr. Annese, and by the board of directors of SCT Chassis, with respect to Mr. Lovetro. For 2013, Mr. Lovetro's individual performance goals related to business strategy and execution, financial strategy and execution, and operational effectiveness. Mr. Annese's individual performance goals related to improvements in invoice accuracy and billing efficiency, reducing days sales outstanding, expense control and preparing form S-4 in connection with the Exchange Notes.

        Mr. Lovetro and Mr. Annese substantially met their individual performance goals. This performance combined with not achieving the company financial performance threshold, resulted in Annual Incentive Plan payments to each of Mr. Lovetro and Mr. Annese at approximately 25% of target.

  Additional Equity Arrangements

        Each of our Named Executive Officers received an award of restricted shares of the common stock of SCT Chassis which is subject to the terms of a management shareholder agreement. See "Outstanding Equity Awards at end of 2013" below for disclosure of these awards.

        Pursuant to the terms of the management shareholder agreements, with the exception of Mr. Serxner whose employment was terminated on November 1, 2013, each of our Named Executive Officers will also be entitled to receive additional grants of restricted shares of common stock of SCT Chassis, determined as a percentage of the Named Executive Officer's initial grant of restricted shares, in the event that Interpool meets certain established performance targets, as follows, provided that he is still employed at such time:

  •
  If Interpool achieved certain levels of pre-tax earnings, adjusted as defined in the Management Shareholder Agreements, during any fiscal quarter between January 1, 2012 and December 31, 2013, each Named Executive Officer would have been entitled to receive an additional grant of restricted shares of common stock of SCT Chassis equal to 50% of his initial grant, one-quarter of which would have vested on each of the first four anniversaries of the grant date (such pre-tax earnings were not achieved and therefore there was no additional grant of restricted shares);

  •
  If Interpool achieves certain levels of pre-tax earnings, adjusted as defined in the Management Shareholder Agreements, during any fiscal quarter between January 1, 2012 and December 31, 2014, each Named Executive Officer will be entitled to receive an additional grant of restricted shares of common stock of SCT Chassis equal to 50% of his initial grant, one-quarter of which shall vest on each of the first four anniversaries of the grant date;

  •
  If Interpool achieves certain levels of pre-tax earnings, adjusted as defined in the Management Shareholder Agreements, or realizes a certain equity valuation during any fiscal quarter between January 1, 2012 and December 31, 2015, each Named Executive Officer will be entitled to receive (i) any award pursuant to the previous two metrics, if not already awarded, and (ii) an additional grant of restricted shares of common stock of SCT Chassis equal to 100% of his initial grant, all of which shares will be immediately vested.

        In addition, each Named Executive Officer, including Mr. Serxner, will be entitled to receive awards in respect of any event described above that occurs within six months following the involuntary termination of his employment by Interpool.

        Pursuant to the terms of the Management Shareholder Agreements, subject to the execution of a valid and binding release, if a Named Executive Officer's employment is involuntarily terminated at any time, he will be entitled to accelerated vesting of the restricted shares of SCT Chassis common stock which would have vested on the following vesting date. All unvested restricted shares of SCT Chassis common stock held by a Named Executive Officer will vest, subject to execution of a valid and binding release, upon either the termination of the Named Executive Officer's employment without cause within twelve months following a change in control, or upon the termination of his employment due to his death or disability.

  401(k) Plan

        We have established a tax-qualified 401(k) retirement plan for all employees of our company. Employees are eligible to participate on their first day of service. Under our 401(k) plan, employees may elect to defer and contribute to the 401(k) plan their eligible compensation up to the statutorily prescribed annual limit. We currently match contributions made by our employees, including executives, at a rate of 100% for the first 6% of eligible per pay contributions. Company matching funds are subject to a five-year vesting schedule.

Outstanding Equity Awards at End of 2013

        The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2013. All equity awards made to our Named Executive Officers consist of restricted shares of common stock of SCT Chassis.

	Stock Awards
(a) Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Keith Lovetro	51,124	(1)	$458,071
Chris Annese	20,214	(2)	$181,117
Val Noel	50,000	(3)	$448,000
David Serxner	—	(4)	—

(1)
25,562 shares of SCT Chassis vested on January 1, 2014, and 25,562 shares will vest on January 1, 2015.

(2)
10,107 shares of SCT Chassis vested on January 1, 2014, and 10,107 shares will vest on January 1, 2015.

(3)
12,500 shares of SCT Chassis vested on January 1, 2014, with the remaining 37,500 shares vesting in equal increments on January 1, 2015, 2016, and 2017.

(4)
18,750 shares of SCT Chassis were forfeited on November 1, 2013 the date on which Mr. Serxner's employment with TRAC Intermodal was terminated.

DIRECTOR COMPENSATION

        In 2013 we did not pay any compensation, reimburse any expense of, or make any equity awards or non-equity awards to, members of our board of directors for their service as directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Interpool is wholly-owned by TRAC Intermodal LLC, which is owned by Seacastle and certain members of our management. Seacastle is owned by private equity funds that are managed by an affiliate of Fortress and by employees of affiliates of Seacastle.

        Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities, or to dispose or direct the disposition of securities or has the right to acquire such powers within 60 days. The information does not necessarily indicate beneficial ownership for any other purpose. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each beneficial owner identified in the table possesses sole voting and investment power over all shares shown as beneficially owned by the beneficial owner.

        The following table sets forth information regarding the beneficial ownership of the common stock of Seacastle (the "Common Stock") as of December 31, 2013 for each person or group who is known by us to beneficially own more than 5% of the outstanding shares of Common Stock. None of our executive officers or directors owns any of the Common Stock. The following table is based on 109,459,492 shares of Common Stock outstanding as of December 31, 2013.

Name and address of beneficial owner	Number of shares of Common Stock of Seacastle beneficially owned	Percent owned
5% Interest Holders(2)
Fortress Fund III Funds(3)	29,683,307	27.12%
Fortress Fund III Coinvest Funds(3)	3,451,547	3.15%
Fortress Fund IV Funds(3)	57,092,435	52.16%
Fortress Fund IV Coinvest Funds(3)	17,500,358	15.99%

(1)
The address for the Fortress Fund III Funds, the Fortress Fund III Coinvest Funds, the Fortress Fund IV Funds and the Fortress Fund IV Coinvest Funds is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 46th Floor, New York, New York 10105.

(2)
With the exception of the Fortress Fund III Coinvest Funds, which owns approximately 3% of the shares of Common Stock.

(3)
Fortress Fund III Funds represent Fortress Investment Fund III Sub LLC, Fortress Investment Fund III (Fund B) Sub LLC, Fortress Investment Fund III (Fund C) Sub LLC, Fortress Investment Fund III (Fund D) Sub Ltd and Fortress Investment Fund III (Fund E) Sub Ltd. Fortress Fund III Coinvest Funds represent Fortress Investment Fund III (Coinvestment Fund A) Sub LLC, Fortress Investment Fund III (Coinvestment Fund B) Sub LLC, Fortress Investment Fund III (Coinvestment Fund C) Sub LLC and Fortress Investment Fund III (Coinvestment Fund D) Sub Ltd. Fortress Fund IV Funds represent Fortress Investment Fund IV (Fund A) L.P., Fortress Investment Fund IV (Fund B) L.P., Fortress Investment Fund IV (Fund C) L.P., Fortress Investment Fund IV (Fund D) L.P., Fortress Investment Fund IV (Fund E) L.P., Fortress Investment Fund IV (Fund F) L.P. and Fortress Investment Fund IV (Fund G) L.P. Fortress Fund IV Coinvest Funds represent Fortress Investment Fund IV (Coinvestment Fund A) L.P., Fortress Investment Fund IV (Coinvestment Fund B) L.P., Fortress Investment Fund IV (Coinvestment Fund C) L.P., Fortress Investment Fund IV (Coinvestment Fund D) L.P., Fortress Investment Fund IV (Coinvestment Fund F) L.P. and Fortress Investment Fund IV (Coinvestment Fund G) L.P. Fortress Fund III GP LLC is the general partner of each of the Fortress Fund III Funds and each of the Fortress Fund III Coinvest Funds. The sole managing member of Fortress Fund III GP LLC is Fortress Investment Fund GP (Holdings) LLC. The sole managing member of Fortress Investment Fund GP (Holdings) LLC is Fortress Operating Entity I LP ("FOE I LP"). Fortress Fund IV GP L.P. is the general partner of each of the Fortress Fund IV Funds and each of the Fortress Fund IV Coinvest Funds. The general partner of Fortress Fund IV GP L.P. is Fortress Fund IV GP Holdings Ltd. The sole managing member of Fortress Fund IV GP Holdings Ltd. is FOE I LP. FIG Corp. is the general partner of FOE I LP, and FIG Corp. is wholly owned by Fortress. As of December 31, 2013, Wesley R. Edens owned 14.13% of Fortress. By virtue of his ownership interest in Fortress and certain of its affiliates, as well as his role in advising certain investment funds, Wesley R. Edens may be deemed to be the natural person that has sole voting and investment control over the shares beneficially owned by Seacastle. Mr. Edens disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

          Seacastle owns Interpool indirectly through various subsidiaries. Interpool is wholly owned by TRAC, which is wholly owned by TRAC Intermodal Holding Corp., which is wholly owned by Ipool S.a.r.l., which is wholly owned by SCT Chassis, Inc. ("SCT Chassis"), which is owned by Seacastle and certain members of our management.

          The following table sets forth information regarding the beneficial ownership of the common stock of SCT Chassis as of December 31, 2013, for each person or group who is known by us to beneficially own more than 5% of the outstanding shares of the common stock of SCT Chassis, each of our directors and executive officers and for all of our directors and executive officers as a group. The following table is based on 69,044,081 shares of common stock of SCT Chassis outstanding as of December 31, 2013.

Name and address of beneficial owner(1)	Number of shares of common stock of SCT Chassis beneficially owned	Percent owned
5% Interest Holders
Seacastle	68,451,574	99.14%
Directors and Executive Officers
Keith Lovetro	31,948	*
Chris Annese	38,333	*
Gregg Carpene	27,676	*
Val Noel	—	*
Alan Messing	21,150	*
Adam Bridges	16,465	*
Joseph Kozinski	3,169	*
Jennifer Polli	20,996	*
Carl Rodriguez	16,478	*
All directors and executive officers as a group (9 persons)	176,215	*
Other stockholders as a group(2)	416,292	*

*
Percentage is less than 1% of the total number of outstanding shares of common stock.

(1)
The address for Seacastle and for each of the directors and executive officers is c/o Interpool, Inc., 211 College Road East, Princeton, New Jersey 08540.

(2)
Includes 382,177 shares of common stock of SCT Chassis held by Interpool.

        For further information regarding material transactions between us and certain of our stockholders, see "Certain relationships and related party transactions."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR            INDEPENDENCE

  Disclosure of transactions with related persons

        Other than as set forth below, we do not have any material related party transactions.

  •
  We have incurred charges for reimbursement of rent-related expenses for facilities and for share-based compensation from Seacastle relating to a compensation plan pursuant to which our employees were granted common stock of SCT Chassis.

  •
  We charge management fees for limited financial and legal services to a subsidiary of Seacastle including a portion of share-based compensation related to these employees and an insurance allocation. The expense and cost allocations have been determined based upon estimates of hours worked and services rendered and we believe the estimates and assumptions used in deriving such allocations are reasonable and would not have been materially different if negotiated independently.

  •
  We lease chassis to the Florida East Coast Railway ("FEC") under term lease and pool agreements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress.

	Year ended December 31,
(dollars in thousands)	2013	2012	2011
Fees charged to related parties:
Management fees	$435	$505	$505
Total revenue	1,028	664	556
Share-based compensation	42	32	—
Insurance allocation	89	89	—
Charges incurred from related parties:
Share-based compensation	—	—	162
Facility fees	270	290	268

Net fees charged:	$1,324	$1,000	$631

        In addition to the above, during 2013, we received a one- time stock distribution in a related company that resulted in a tax gain of $56.1 million without producing a corresponding book gain. We recorded a non-cash tax provision related to this gain of $22.1 million. The recognized tax gain was fully offset by net operating loss carryforwards.

        For a brief description of our related party transactions, please see Note 15 "Related Party Transactions" to our Consolidated Financial Statements.

Disclosure of the Interpool's policy for review, approval or ratification of transactions with related persons.

        Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. Interpool's Board of Directors is primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related-person transactions and then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in these transactions. We currently do not have a standalone written policy for evaluating related party transactions. Our officers and directors use a process to review, approve and ratify transactions with related parties. When considering potential transactions involving a related party, members of management notify our Board of Directors of the proposed transaction, provide a brief background of the transaction and meet with the Board of Directors to review the matter. At such meetings, members of management provide information to the Board of Directors regarding the proposed transaction, after which the Board of Directors and management discuss the transaction and the implications of engaging a related party as opposed to an unrelated third party. If the Board of Directors (or specified managers as required by applicable legal requirements) determines that the transaction is in our best interests, we will enter into the transaction with the applicable related party. Other than compensation agreements and other arrangements which are described under "Compensation Discussion and Analysis" and the transactions described above, since December 31, 2009, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees and Services

        The following table sets forth the aggregate fees billed to the Company by Ernst & Young LLP for professional services rendered for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
Audit Fees(1)	$980,000	$1,418,491
Audit-Related Fees(2)	—	—
Tax Fees(3)	12,420	3,470
All Other Fees(4)	1,995	1,995

Total Fees	$994,415	$1,423,956

(1)
"Audit Fees" include audit fees for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and the filing of our S-4 registration statement in 2013 and Offering Memorandum in 2012.

(2)
"Audited-Related Fees" consist of assurance and related services that are reasonably related to the performance of the audit or interim financial statement review and are not reported under Audit fees. These fees include benefit plan audits and other audit services requested by management, which are in addition to the scope of the financial statement audit.

(3)
"Tax Fees" include tax compliance, assistance with tax audits, tax advice and tax planning.

(4)
"All Other Fees" include various miscellaneous services.

Pre-Approval of Audit and Non-Audit Services

        The audit committee is responsible for appointing the Company's independent auditors and approving the terms of the independent auditors' services. The audit committee has established a policy for the pre-approval of all audit and permissible non-audit services to be provided by the independent auditors. All of the services listed in the above table were approved pursuant to this policy.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

  (A)
  1. Consolidated Financial Statements

  (A)
  2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011	F-53

        Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

  (A)
  3. List of Exhibits

Exhibit Number	Description
3.1.1	Certificate of Formation of TRAC Intermodal LLC (incorporated by reference to Exhibit 3.1.1 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
3.2.1
Limited Liability Company Agreement of TRAC Intermodal LLC (incorporated by reference to Exhibit 3.2.1 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
4.1
Indenture, dated as of August 9, 2012, by and among TRAC Intermodal LLC, TRAC Intermodal Corp., the guarantors named therein and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent relating to the 11% Senior Secured Notes due 2019 (the "Indenture") (incorporated by reference to Exhibit 4.1 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
4.2
Supplemental Indenture, dated as of March 15, 2013, among TRAC Drayage LLC, TRAC Logistics LLC, the guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
4.3
Registration Rights Agreement, dated as of August 9, 2012, by and among TRAC Intermodal LLC, TRAC Intermodal Corp., the guarantors named therein and J.P. Morgan Securities LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 4.3 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).

Exhibit Number	Description
10.1	$725,000,000 Credit Agreement, dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.2
Amendment number 1, dated as of December 20, 2012, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.3
Incremental Facility Amendment, dated as of December 20, 2012, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.3 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.4
Incremental Facility Amendment, dated as of January 24, 2013, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.4 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4).
10.5
Incremental Facility Amendment, dated as of March 4, 2013, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.5 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.6
Incremental Facility Amendment, dated as of June 3, 2013, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto.
10.7
Incremental Facility Amendment, dated as of July 31, 2013, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on August 2, 2013).
10.8
Management Shareholder Agreement, dated June 1, 2012, between Interpool Inc., Seacastle Inc., SCT Chassis Inc., and Keith Lovetro (incorporated by reference to Exhibit 10.6 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).

Exhibit Number	Description
10.9	Management Shareholder Agreement, dated June 1, 2012, between Interpool Inc., Seacastle Inc., SCT Chassis Inc., and David Serxner (incorporated by reference to Exhibit 10.7 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).)
10.10
Management Shareholder Agreement, dated June 1, 2012, between Interpool Inc., Seacastle Inc., SCT Chassis Inc., and Christopher Annese (incorporated by reference to Exhibit 10.8 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.11	Management Shareholder Agreement, dated December 1, 2013, between Interpool Inc., Seacastle Inc., SCT Chassis Inc., and Val Noel.
10.12
General Release dated as of August 26, 2013 by and among Interpool Inc., Seacastle Inc., SCT Chassis Inc., and David Serxner (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on October 8, 2013).
21.1	List of subsidiaries of TRAC Intermodal LLC (incorporated by reference to Exhibit 21.1 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRAC Intermodal LLC Registrant
By:	/s/ CHRIS ANNESE Chris Annese Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Manager of the registrant
Date: March 25, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KEITH LOVETRO Keith Lovetro	Chief Executive Officer (Principal Executive Officer) and Manager of the registrant
Date: March 25, 2014
/s/ CHRIS ANNESE Chris Annese Date: March 25, 2014	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Manager of the registrant
/s/ GREGG CARPENE Gregg Carpene	General Counsel and Manager of the registrant
Date: March 25, 2014

INDEX TO FINANCIAL STATEMENTS

TRAC Intermodal LLC and Subsidiaries

Years Ended December 31, 2013, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
TRAC Intermodal LLC

        We have audited the accompanying consolidated balance sheets of TRAC Intermodal LLC and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, member's interest and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRAC Intermodal LLC and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 25, 2014

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

At December 31, 2013 and 2012

(Dollars in Thousands)

	December 31
	2013	2012
Assets
Cash and cash equivalents	$11,843	$26,556
Accounts receivable, net of allowances of $12,475 and $7,325, respectively	113,138	80,620
Net investment in direct finance leases	25,026	40,729
Leasing equipment, net of accumulated depreciation of $365,429 and $309,010, respectively	1,394,088	1,325,383
Goodwill	251,907	251,907
Other assets	45,908	43,268

Total assets	$1,841,910	$1,768,463

Liabilities and member's interest
Accounts payable	$12,092	$10,270
Accrued expenses and other liabilities	42,692	37,320
Deferred income taxes, net	99,331	73,569
Debt and capital lease obligations:
Due within one year	34,029	25,884
Due after one year	1,130,108	1,082,513

Total debt and capital lease obligations	1,164,137	1,108,397

Total liabilities	1,318,252	1,229,556

Commitments and contingencies (Note 9)	—	—
Member's interest:
Member's interest	562,006	590,883
Accumulated other comprehensive loss	(38,348)	(51,976)

Total member's interest	523,658	538,907

Total liabilities and member's interest	$1,841,910	$1,768,463

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in Thousands)

	Year ended December 31
	2013	2012	2011
Revenues:
Equipment leasing revenue	$472,571	$373,060	$302,156
Finance revenue	3,254	5,116	6,155
Other revenue	39,419	36,417	31,033

Total revenues	515,244	414,593	339,344

Expenses:
Direct operating expenses	289,767	214,125	172,075
Selling, general and administrative expenses	58,031	46,038	40,942
Depreciation expense	71,791	66,052	64,391
Provision for doubtful accounts	11,369	4,137	3,954
Impairment of leasing equipment	5,857	6,506	1,544
Loss on modification and extinguishment of debt and capital lease obligations	904	8,850	733
Interest expense	91,085	75,102	65,835
Interest income	(287)	(143)	(633)
Other income, net	(2,074)	(809)	(1,535)

Total expenses	526,443	419,858	347,306

Loss before provision (benefit) for income taxes	(11,199)	(5,265)	(7,962)
Provision (benefit) for income taxes	18,154	(2,175)	(4,054)

Net loss	$(29,353)	$(3,090)	$(3,908)

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in Thousands)

	December 31
	2013	2012	2011
Net loss	$(29,353)	$(3,090)	$(3,908)
Unrealized gain (loss) on derivative instruments, net of tax of ($1,313), $4,462 and $7,768, respectively	2,020	(6,772)	(11,507)
Derivative loss reclassified into earnings, net of tax of ($7,774), ($4,757) and ($1,603), respectively	12,204	6,261	2,490
Foreign currency translation, net of tax of $398, ($195) and ($427), respectively	(596)	158	642

Total other comprehensive income (loss), net of tax	13,628	(353)	(8,375)

Total comprehensive loss	$(15,725)	$(3,443)	$(12,283)

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Member's Interest

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in Thousands)

	Member's Interest	Accumulated Other Comprehensive Loss	Total Member's Interest
Balance, December 31, 2010	$596,174	$(43,248)	$552,926
Net loss	(3,908)	—	(3,908)
Other comprehensive loss	—	(8,375)	(8,375)

Balance, December 31, 2011	$592,266	$(51,623)	$540,643
Capital contribution from member	3,616	—	3,616
Investment in indirect parent	(3,616)	—	(3,616)
Repurchase of shares from employees	(307)	—	(307)
Share exchange	217	—	217
Share-based compensation	1,797	—	1,797
Net loss	(3,090)	—	(3,090)
Other comprehensive loss	—	(353)	(353)

Balance, December 31, 2012	$590,883	$(51,976)	$538,907
Repurchase of shares from employees	(820)	—	(820)
Share-based compensation	1,181	—	1,181
Contribution from affiliate	42	—	42
Excess tax benefits restricted shares	73	—	73
Net loss	(29,353)	—	(29,353)
Other comprehensive income	—	13,628	13,628

Balance, December 31, 2013	$562,006	$(38,348)	$523,658

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in Thousands)

	Year ended December 31
	2013	2012	2011
Cash flows from operating activities
Net loss	$(29,353)	$(3,090)	$(3,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	72,026	66,471	65,061
Provision for doubtful accounts	11,369	4,137	3,954
Amortization of deferred financing fees	6,183	4,001	2,760
Loss on modification and extinguishment of debt and capital lease obligations	904	8,850	733
Derivative loss reclassified into earnings	19,978	11,018	4,093
Ineffective portion of cash flow hedges	(82)	53	189
Payments to terminate derivative instruments	—	(90,370)	(5,006)
Impairment of leasing equipment	5,857	6,506	1,544
Share-based compensation	1,181	1,765	58
Deferred income taxes, net	18,080	(5,028)	(4,270)
Other, net	(1,340)	(217)	(1,417)
Changes in assets and liabilities:
Accounts receivable	(43,888)	(27,110)	(16,916)
Other assets	(36)	848	(700)
Accounts payable	1,822	1,546	(513)
Accrued expenses and other liabilities	4,055	12,349	(13,130)

Net cash provided by (used in) operating activities	66,756	(8,271)	32,532
Cash flows from investing activities
Proceeds from sale of leasing equipment	7,066	2,689	5,803
Collections on net investment in direct finance leases, net of interest earned	5,706	7,836	12,191
(Increase) decrease in restricted cash	—	—	6,060
Purchase of leasing equipment	(141,113)	(102,989)	(31,707)
Purchase of fixed assets	(4,225)	(588)	(823)

Net cash used in investing activities	(132,566)	(93,052)	(8,476)
Cash flows from financing activities
Proceeds from long-term debt	142,000	932,397	111,704
Repayments of long-term debt	(87,290)	(800,738)	(143,743)
Cash paid for debt issuance fees	(2,267)	(32,588)	(1,964)
Capital contribution from member	—	3,616	—
Investment in indirect parent	—	(3,616)	—
Excess tax benefits restricted shares	73	—	—
Repurchase of shares from employees	(820)	(307)	—

Net cash provided by (used in) financing activities	51,696	98,764	(34,003)
Effect of changes in exchange rates on cash and cash equivalents	(599)	110	275

Net decrease in cash and cash equivalents	(14,713)	(2,449)	(9,672)
Cash and cash equivalents, beginning of year	26,556	29,005	38,677

Cash and cash equivalents, end of year	$11,843	$26,556	$29,005

Supplemental disclosures of cash flow information
Cash paid for interest	$65,957	$53,552	$58,538

Cash paid (refunded) for taxes, net	$763	$(415)	$15,931

Supplemental non-cash financing activities
Purchase of leasing equipment financed through debt and capital lease obligations	$—	$—	$75,696

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in Thousands, Except for Share Amounts)

1. Description of the Business and Basis of Presentation

        TRAC Intermodal LLC (the "Company" or "TRAC") is an intermodal chassis solutions provider for domestic and international transportation companies in North America. Its principal business is providing marine and domestic chassis on both long and short-term leases or rental agreements to a diversified customer base including the world's leading shipping lines, Class I railroads, major U.S. intermodal transportation companies and motor carriers.

        The Company's fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by TRAC on behalf of third-party owners in pooling arrangements. As of December 31, 2013, the Company owned, leased-in or managed a fleet of approximately 309,000 chassis and units available for remanufacture. The net book value of the Company's owned equipment was approximately $1.4 billion.

        TRAC is a Delaware limited liability company and TRAC Intermodal Corp. is a Delaware corporation, both of which were formed on July 12, 2012 to facilitate the issuance of Senior Secured Notes offered in the Offering Memorandum related thereto dated August 2, 2012 (the "Original Notes"). The Company conducts its business through its 100% owned subsidiary, Interpool, Inc. ("Interpool") and its consolidated subsidiaries. To date, neither the Company nor TRAC Intermodal Corp. have conducted any activities other than those incidental to their formation and the preparation of the offering memorandum relating to the Original Notes and a prospectus relating to the exchange of the Original Notes for notes which have been registered under the Securities Act of 1933, as amended (the "Securities Act") pursuant to the terms set forth in the prospectus (the "Exchange Notes" and together with the Original Notes, the "notes"). The Company has no operations of its own so it is dependent upon the cash flows of its subsidiaries to meet its obligations under the notes. Since the proceeds from the Original Notes were used to repay debt owed by Interpool, an intercompany note was entered into between TRAC and Interpool with terms identical to the notes. The proceeds from the intercompany note arrangement with Interpool will provide the funds for TRAC to service the interest and debt payments due under the notes.

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

        Interpool, headquartered in Princeton, New Jersey, is a private company wholly owned by TRAC, which is ultimately owned by Seacastle Inc. ("Seacastle"). Seacastle is owned by private equity funds that are managed by an affiliate of Fortress Investment Group LLC ("Fortress") and by employees of affiliates of Seacastle. Interpool was founded in 1968 as an operating lessor servicing the intermodal transportation equipment industry. Interpool was listed on The New York Stock Exchange as a public company in 1993 and was acquired and taken private by Seacastle in July 2007.

        The accompanying Consolidated Financial Statements of TRAC and subsidiaries (the "Consolidated Financial Statements") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The Company and its subsidiaries conduct business principally in one industry, the leasing of intermodal transportation equipment. The Company has two reportable segments, the Marine Market segment and the Domestic Market segment. The

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

1. Description of the Business and Basis of Presentation (Continued)

Marine Market and Domestic Market segments provide marine and domestic chassis to the world's leading shipping lines, motor carriers, major U.S. intermodal transportation companies and Class 1 railroads. The Company purchases equipment directly from manufacturers and shipping lines as well as through lease agreements, some of which qualify as capital leases. Primarily all of the Company's revenues and long-lived assets are attributable to the United States.

        For the years ended December 31, 2013, 2012 and 2011, approximately 70%, 78% and 83%, respectively, of the Company's total revenues were earned from its top 25 customers. Beginning in 2011 and continuing to the present, certain of the Company's shipping line customers changed to a business model in which they no longer provide chassis to motor carriers. Therefore, the Company is leasing marine chassis directly to over 4,000 motor carriers whose per diem billing rates are generally higher than that of shipping lines and railroad customers. Motor carrier billings represented approximately 25%, 12% and 5% of the Company's total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. As more shipping lines adopt this new business model, the Company anticipates growth in both the number of motor carrier customers and related billings.

2. Summary of Significant Accounting Policies

Principles of Consolidation

        The Company's Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are 100% owned. All significant intercompany transactions have been eliminated in consolidation.

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

        Credit risk is the risk of a lessee's inability or unwillingness to make contractually required payments. The Company is subject to concentrations of credit risk with respect to amounts due from customers. The Company attempts to limit its credit risk by performing ongoing credit evaluations and, when deemed necessary, requires letters of credit, guarantees or collateral.

        For the years ended December 31, 2013, 2012 and 2011, the Company earned approximately 52%, 58% and 59% of revenues from its top ten customers, respectively. The Company's largest customer accounted for approximately 7%, 10% and 10% of total revenues in 2013, 2012 and 2011, respectively. These revenues are included in the Marine Market segment. Based on balances due at December 31, 2013, the maximum amount of loss the Company would incur if this customer failed completely to

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

perform according to the terms of their contracts would be $3,359. While the Company believes that it has properly reserved for uncollectible accounts receivable, it is possible that the Company may experience longer collection cycles. Although the Company is not dependent on any one customer for more than 7% of its revenue, deterioration in credit quality of several of the Company's major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2013.

        The Company also has a concentration of credit within its direct finance lease portfolio. The Company's top three customers account for approximately 87%, 88% and 81% of the outstanding principal at December 31, 2013, 2012 and 2011, respectively. The Company does not record an allowance for credit losses associated with direct finance leases. If any of these customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable, and present certain claims to its insurers of default losses. Historically, the Company has not experienced losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

        Estimated useful lives and residual values have been principally determined based on the Company's historical disposal and utilization experience. The estimated useful lives and average residual values for the Company's Leasing equipment from the date of manufacture are as follows:

	Useful Lives (Years)	Residual Values (in Dollars)
Chassis	17.5 - 22.5	$2,600

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

Impairment of Leasing Equipment

        In accordance with the Property, Plant and Equipment Topic of the Financial Accounting Standards Board, Accounting Standards Codification, (the "FASB ASC"), the Company reviews its leasing assets for impairment when events or changes in circumstances indicate that the carrying amount of the asset group as a whole may not be recoverable. If indicators of impairment are present, a determination is made as to whether the carrying value of the Company's fleet exceeds its estimated future undiscounted cash flows. Impairment exists when the carrying value of leasing assets taken as a whole exceeds the sum of the related undiscounted cash flows. The Company's review for impairment includes considering the existence of impairment indicators including third-party appraisals of its equipment, adverse changes in market conditions or the future utility of specific long-lived assets, shrinkage and the occurrence of significant adverse changes in general industry and market conditions that could affect the fair value of its equipment.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

        The Company evaluates the recoverability of goodwill using a two-step impairment test approach. In the first step, the reporting units' fair value is compared to its carrying value including goodwill. Fair value of the reporting unit is estimated using a discounted cash flow analysis which is based on current operating budgets and long-range projections. The assumptions for the projections are based on management's historical experience, as well as their future expectations of market conditions. Estimated cash flows are discounted based on market comparable weighted-average cost of capital rates derived from the capital asset pricing model. The inputs to the model were primarily derived from publicly available market data. Although management uses the best estimates available, if actual results fall below the estimated budgets and long range projections used for the fair value calculation or cost of capital rates differ from the inputs used to calculate discounted cash flow, a different outcome could result.

        If the fair value of the reporting unit is less than the carrying value, a second step is performed which compares the implied fair value of the reporting units' goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair value of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the carrying value, the difference is recognized as an impairment charge.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and other gains and losses, net of tax, if any, affecting Member's interest that, under U.S. GAAP, are excluded from net income. Such amounts include the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gains and losses primarily relating to the Company's Canadian and Mexican operations.

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

Foreign Currency Translation

        The net assets and results of operations of the Company's foreign operations (primarily Canada) have been translated at the rates of exchange in effect at the respective period end for the Consolidated Balance Sheets and at a weighted-average of the exchange rates for the respective period for the Consolidated Statements of Operations. The effects of changes in exchange rates in translating the financial statements of foreign subsidiaries are included in the Consolidated Statements of Comprehensive Income and in Accumulated other comprehensive loss ("AOCI") on the Consolidated Balance Sheets. The Company has determined that the U.S. dollar is its functional currency; therefore, all gains and losses resulting from translating foreign currency transactions into the functional currency are included in income.

Management Services

        In addition to leasing equipment, which the Company owns or finances through capital lease obligations, the Company's customers are turning to outside service companies to help them manage chassis that they own and lease. The Company offers management services through an internally developed proprietary software system, known as "PoolStat®". During the period that the Company is managing the equipment for its customers, the Company earns a management fee. This fee income is recognized as services are rendered and is included in Other revenue in the Consolidated Statements of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

        The manner in which a derivative instrument is recorded depends on whether it qualifies for hedge accounting. The Company applied hedge accounting and designated and accounted for its interest rate swap contracts as cash flow hedges. For effective cash flow hedges, changes in fair value were deferred and recorded in AOCI in the Consolidated Balance Sheets. The ineffective portion of cash flow hedges was recognized in earnings immediately and recorded in Interest expense in the Consolidated Statements of Operations. On August 9, 2012, in connection with the closing of the sale of the Original Notes and the asset based senior secured credit agreement (the "ABL Facility") and the repayment of the $630,000 senior secured credit agreement with BNP Paribas CC, Inc. (f/k/a Fortis Capital Corp.) and a group of lenders with Fortis acting as the agent entered into on July 10, 2008, the Company terminated all of its interest rate derivatives. Balances in Accumulated other comprehensive loss for terminated derivatives are being reclassified into earnings over the remaining life of the item previously hedged. Terminated interest rate derivatives are reviewed periodically to determine if the forecasted transactions remain probable of occurring. If the forecasted transactions were deemed remote, the related portion of the gain or loss associated with the terminated derivative included in AOCI would be recognized in the Consolidated Statement of Operations immediately. On January 10, 2013, the Company entered into a new interest rate swap transaction with Deutsche Bank AG. See also Notes 8, 11 and 16 for further information.

Revenue Recognition

        The Company's primary sources of equipment leasing revenue are derived from operating leases and revenue earned on direct finance leases.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Revenue Recognition—Other Revenue

        Other revenue includes fees that the Company's customers are contractually obligated to pay to return equipment to a leasable condition, fees for third-party positioning of equipment and scrap revenue generated from end of life chassis. When a lessee leases equipment from the Company, the lessee is contractually obligated to return the equipment in a leasable condition according to predetermined standards. Upon redelivery of the units, the Company charges the lessee for the expected cost to repair the equipment based on a repair survey performed at the depot. The Company charges the lessee based on this estimate and records maintenance and repair revenue at that time. In accordance with the Revenue—Revenue Recognition—Principal Agent Considerations Topic of the FASB ASC, the Company recognizes billings to customers for damages incurred and certain other pass-through costs as Other revenue in the Consolidated Statements of Operations. The Company recognizes gross revenues from these pass-through costs as the Company is the primary obligor with respect to purchasing goods and services from third parties. The Company generally has the discretion in selection of the repair service provider and the Company generally has the credit risk because the services are purchased prior to reimbursement being received. In addition, Other revenue includes fees earned for providing chassis pool management services. Revenue is recognized as services are rendered.

Direct Operating Expenses

        Direct operating expenses are primarily related to costs incurred in relation to leasing equipment that is not being leased to a third-party and for equipment in the Company's chassis pools. These expenses primarily consist of costs to repair and maintain the equipment, to store the equipment when it is not on lease, to reposition the equipment for pick-up by a customer, and equipment rental related costs to meet customer demand. Costs to reposition the equipment incurred prior to the initial lease of the equipment are capitalized as a cost of the asset acquisition.

Provision for Doubtful Accounts

        The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables. The Company identifies these accounts based on two methods: (1) a customer-by-customer basis and (2) an allowance method. In the first method, the Company reviews certain accounts based on size, payment history and third-party credit reports and places a likelihood of default percentage on each account individually. For the remaining receivable balance, the Company applies a delinquency factor based on prior history which represents the Company's best estimate of

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

those accounts that will become uncollectible. Changes in economic conditions may require a re-assessment of the risk and could result in increases or decreases in the allowance for doubtful accounts.

Sales of Leasing Equipment

        Sales of leasing equipment consist of sales of equipment to third parties, as well as billings to customers for lost or damaged equipment. The Company records the gains and losses from the sales of leasing equipment as part of Other income, net in the Consolidated Statements of Operations. Gains and losses are recognized upon completion of the sale based upon the sales price and the book value of the equipment. For the years ended December 31, 2013, 2012 and 2011 the Company recorded net gains of $1,340, $217 and $1,369, respectively.

Provision (Benefit) for Income Taxes

        The Company is a Limited Liability Company with a single member and therefore is subject to U.S. income taxes.

        Income taxes have been provided based upon the tax laws and rates in countries in which the Company's operations are conducted and income is earned. The Company's chassis leasing business is domiciled in the United States and, therefore, its income is subject to United States taxation. The provision (benefits) for income taxes recorded relates to the income earned by certain of the Company's subsidiaries, which are located in or have earned income in jurisdictions that impose income taxes, primarily in the United States. The Company is also subject to income tax in Canada and Mexico.

New Accounting Standards

Adopted in 2013

        In February 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires an entity to present the effect of certain significant reclassifications out of accumulated other comprehensive income on respective line items in net income. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012 for public companies. The Company adopted ASU 2013-02 as of January 1, 2013. As ASU 2013-02 requires additional disclosures only, there is no impact to the Company's consolidated results of operations or financial position.

        In July 2013, the FASB issued authoritative guidance on accounting for Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). ASU 2013-10 permits the Fed Funds Effective Swap Rate ("OIS") to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815. In the United States, currently only the interest rates on direct Treasury obligations of the U.S. government ("UST") and, for practical reasons, the London Interbank Offered

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

Rate ("LIBOR") swap rate are considered benchmark interest rates. ASU 2013-10 permits the OIS to be used as a benchmark interest rate for hedge accounting purposes in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. Adoption of this ASU had no impact on the Company's consolidated results of operations or financial position.

        No other new accounting pronouncements issued or effective during 2013 had or are expected to have a material impact on the Company's Consolidated Financial Statements.

3. Leasing Activity

        The Company's term leases are typically "triple net," requiring the lessee to maintain, insure and pay taxes on the equipment until return, at no cost to the lessor. Typical term lease provisions allocate all risk of loss to the lessee, requiring the lessee to indemnify the lessor against all risks, claims, or causes of actions arising from the leasing, operation, maintenance, repair, possession or control of the equipment. The Company also leases chassis through its network of chassis pools located throughout the United States. The cost of maintaining chassis in these pools is borne by the Company. The lessee is responsible for compliance with all laws and regulations, including all environmental risk. The lessee is further responsible for loss or damage to the equipment, however caused, subject to normal wear or tear. The lessee must defend and hold harmless the lessor in the event of any claims for loss or damage to the equipment, cargo, or third parties occurring while leased. The lease terms that are variable, and can change based on the lease type, are the per diem rates, the length of the lease and the redelivery locations and quantities that may be redelivered to such locations. However, the general governing terms and conditions of the lease remain the same whether the lease is short-term, long-term or a direct finance lease, and whether the lease is for the initial term or a renewal. Multiple contracts with a single lessee are not combined and are accounted for as separate arrangements. The Company had no amounts of contingent rental in any period presented.

Equipment Leasing Revenue

        The Company has non-cancelable operating leases for its leasing equipment. At December 31, 2013, future minimum lease revenue under these agreements is estimated as follows:

2014	$54,239
2015	32,062
2016	16,948
2017	4,427
2018	3,173
Thereafter	2,456

$113,305

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Activity (Continued)

Finance Revenue

        The Company enters into direct finance leases. These leases generally provide that, after a stated lease term, the lessee has the option to purchase the equipment, typically for amounts below the estimated fair market value of the equipment, at the time the purchase option becomes exercisable. Guaranteed and unguaranteed residual values are included in Net investment in direct finance leases on the Consolidated Balance Sheets. Under the terms of these leases, the substantive risks and rewards of equipment ownership are passed to the lessee. The lease payments are segregated into principal and interest components similar to a loan. The principal component is equal to the cost or carrying amount of the leased property. The interest component is equal to the gross cash flows charged to the lessee less the principal component. The Company recognizes the interest component, which is calculated using the effective interest method over the term of the lease as finance revenue. The principal component of the lease payment is reflected as a reduction to Net investment in direct finance leases.

        As of December 31, 2013 and 2012, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $11,923 and $15,611, respectively.

        At December 31, 2013, receivables under these direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2014	$9,134	$2,324	$6,810
2015	5,039	1,690	3,349
2016	4,169	1,336	2,833
2017	10,725	603	10,122
2018	461	189	272
Thereafter	2,127	487	1,640

	$31,655	$6,629	$25,026

        As of December 31, 2012, the Company had total lease receivables, unearned lease income and net lease receivables of $56,802, $16,073 and $40,729, respectively. The unguaranteed residual values are reflected in "Total Lease Receivables" above.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

4. Leasing Equipment

        The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	December 31
	2013	2012
Total leasing equipment	$1,759,517	$1,634,393
Less accumulated depreciation	(365,429)	(309,010)

Leasing equipment, net of accumulated depreciation	$1,394,088	$1,325,383

        Leasing equipment includes assets recorded under capital leases of $253,639 and $312,543 with accumulated depreciation of $59,424 and $60,938 at December 31, 2013 and 2012, respectively.

5. Impairment of Leasing Equipment

        The Company periodically analyzes the usability of leasing equipment at remanufacturing facilities, depots and other storage facilities. Certain leasing equipment is rejected in the remanufacturing process due to rust and corrosion or if otherwise determined to be unusable for future remanufacturing. Additionally, due to the frequent movement of the Company's assets in its operations, its chassis and axles are subject to shrinkage. Impairment charges are recorded based on management's ongoing analysis of the impairment indicators described in Note 2, and include estimates of shrinkage and other charges based on recent historical experience. Impairment of leasing equipment amounted to $5,857, $6,506 and $1,544 for the years ended December 31, 2013, 2012 and 2011, respectively. The 2013, 2012 and 2011 impairment charges are net of insurance recoveries of $494, $169 and $874, respectively that the Company received related to the theft of axles that occurred in 2010 and 2011.

        The following is a summary of the Company's impairment charges recorded for the years ended December 31, 2013, 2012 and 2011 by category:

	December 31,
	2013	2012	2011
Shrinkage	$51	$1,134	$1,182
Corroded/Unusable	658	789	789
Impairment	5,642	4,752	447
Insurance recoveries	(494)	(169)	(874)

Total impairment of leasing equipment	$5,857	$6,506	$1,544

6. Goodwill

        Management has determined that the Company has two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance has been assigned to these two reporting units using a relative fair value allocation approach. The goodwill balance for the Marine Market segment was $134,019 at both December 31, 2013 and 2012. The goodwill balance for the Domestic Market segment was $117,888 at both December 31, 2013 and 2012. At December 31, 2013, there are no accumulated impairment losses related to Goodwill. Based upon the annual assessment of goodwill, the Company concluded that no impairment existed during the years ended December 31, 2013, 2012 and 2011.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings

        The following is a summary of the Company's borrowings:

	December 31
	2013	2012
Senior Secured 11% Notes	$300,000	$300,000
ABL Facility	713,000	609,000
Loans Payable CIMC	19,278	21,513
Capital lease obligations	131,859	177,884

Total debt	1,164,137	1,108,397
Less current maturities	(34,029)	(25,884)

Long-term debt, less current maturities	$1,130,108	$1,082,513

        The Company's debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 6.11%, 6.23% and 6.37% for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted-average interest rates disclosed are calculated as "all-in" rates which include interest expense and amortization of agents' fees and deferred financing fees.

Senior Secured 11% Notes

        TRAC is a Delaware limited liability company and TRAC Intermodal Corp. is a Delaware corporation, both of which were formed as of July 13, 2012 solely for the purpose of affecting the offering of the Original Notes. All business is being conducted through TRAC's 100% owned subsidiary, Interpool, Inc.

        On August 9, 2012, TRAC along with TRAC Intermodal Corp., entered into a Securities Purchase Agreement pursuant to which it sold $300,000 total principal amount of a new series of 11.0% Senior Secured Notes, the Original Notes, issued at par in a private transaction with a group of investors. The notes mature on August 15, 2019, with interest payable semi-annually beginning on February 15, 2013. The notes are secured on a second-priority lien basis. Collateral generally consists of cash, owned chassis, accounts receivable, and investment property of the guarantors including, with limitations, the equity of the non-guarantors. The Company may redeem some or all of the Exchange Notes at any time on or after August 15, 2015 at the redemption prices set forth in the notes plus accrued and unpaid interest, if any, to the redemption date. At any time prior to August 15, 2015, the Company may redeem some or all of the Exchange Notes at a price equal to 100% of the principal amount of the Exchange Notes to be redeemed plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem up to 35% of the aggregate principal amount of the Exchange Notes at any time on or prior to August 15, 2015 using net proceeds from certain equity offerings, subject to the satisfaction of certain conditions set forth in the notes. If the Company experiences certain kinds of changes in control, the Company must offer to purchase the Exchange Notes at a price equal to 101% of the principal amount of the notes plus accrued and unpaid interest, if any, to the redemption date. Holders of the notes will have the option to redeem their notes for 101.0% of principal upon a change of control as defined by the notes and upon the Company's collateral or non-collateral asset sales as defined in the notes, at a redemption price of 100.0%.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

        TRAC has no operations of its own so it is dependent upon the cash flows of its subsidiaries to meet its obligations under these notes. Since the proceeds from the Original Notes were used to repay debt owed by Interpool, an intercompany note was entered into between TRAC and Interpool with terms identical to the notes. The servicing of the intercompany note arrangement by Interpool will provide the funds for TRAC to service the interest and debt payments due under the notes.

        Concurrent with the offering of the Original Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the Securities and Exchange Commission to offer exchange notes with terms substantially identical in all material respects to the Original Notes within 365 days of closing. The exchange offer commenced on June 6, 2013 and expired on July 5, 2013. Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date, $300,000 aggregate principal amount of the Original Notes were validly tendered for exchange, representing 100% of the principal amount of the outstanding Original Notes.

        The indenture governing the notes also contains various restrictive covenants, including limitations on the payment of dividends and other restrictive payments, limitations on incurrence of indebtedness, investments, creation of liens and limitations on asset sales. The proceeds from this offering were used to repay existing indebtedness of Interpool, including interest rate swap liabilities, and for general corporate purposes. The Company incurred approximately $9,555 in fees and expenses related to the note offering. These fees and expenses are classified as deferred financing fees and will be amortized into interest expense over the seven year term of the notes.

        The amount outstanding under this facility was $300,000 at December 31, 2013 and 2012. The weighted-average interest rates for the year ended December 31, 2013 and the period from August 9, 2012 to December 31, 2012 was 11.51% and 11.22%, respectively.

        The Company has analyzed each of the redemption features included in the notes to determine whether any of these embedded features should be bifurcated in accordance with the Derivatives and Hedging Topic of the FASB ASC (ASC 815). The Company has concluded that the redemption feature which offers optional redemption by the Company of up to 35% of the aggregate principal amount of the notes at a redemption price of 111% of the aggregate principa1, amount of the notes using the cash proceeds of an equity offering qualifies as a feature that should be bifurcated under ASC 815. The Company has determined that the resulting measurement of the fair value of this derivative is immaterial to the consolidated financial statements, and will reassess the fair value of this derivative each reporting period with any changes recorded in earnings.

ABL Facility

        Concurrent with the closing of the sale of the Original Notes, Interpool together with certain of its subsidiaries, and TRAC and TRAC Intermodal Corp entered into the ABL Facility, a $725,000 asset-based, senior secured credit agreement, with JPMorgan Chase Bank, N.A. and a group of lenders, with JPMorgan Chase Bank, N.A. acting as administrative agent. In connection with the ABL Facility, the Company pledged certain rental fleet assets, accounts receivable and various other assets for the benefit of the lenders as collateral security for the payment and performance of the Company's obligations under the ABL Facility and related loan documents.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

        The ABL Facility has a five-year maturity and borrowings are limited to a maximum amount equal to the sum of (i) 85% multiplied by eligible accounts receivable, plus (ii) the lesser of (a) 85% multiplied by the net book GAAP depreciated value of eligible rental fleet assets and (b) 80% multiplied by the net orderly liquidation value percentage identified in the most recent rental fleet asset appraisals multiplied by the net book GAAP depreciated value of eligible rental fleet assets, less (iii) reserves established by JPMorgan Chase Bank, N.A., acting as the administrative agent (the "Advance Rate").

        The ABL Facility bears an interest rate equal to the Adjusted LIBOR plus 2.75% or the Alternate Base Rate plus 1.75% (each as defined in the ABL Facility). Field exams and appraisals will be conducted by the lenders on a periodic basis, the frequency of which increases subject to certain availability triggers or during the continuance of an event of default.

        The ABL Facility contains various representations and covenants, including a minimum fixed charge coverage ratio of 1.00 to 1.00 and a maximum Senior Secured Debt leverage ratio for the applicable testing periods of (i) 6.50 to 1.00 from the effective date of the ABL Facility to June 30, 2013, (ii) 6.00 to 1.00 from September 30, 2013 to June 30, 2014, (iii) 5.50 to 1.00 from September 30, 2014 to June 30, 2015, (iv) 5.00 to 1.00 from September 30, 2015 to June 30, 2016 and (v) 4.50 to 1.00 from September 30, 2016 to the maturity date.

        In addition to the above financial covenants, the ABL Facility contains restrictions, which include but are not limited to, restrictions on the creation of liens, the incurrence of additional indebtedness, investments, asset dispositions, sale and leaseback transactions, swap agreements, transactions with affiliates, mergers and consolidations, liquidations and dissolutions and restricted payments (including dividends and other payments in respect of capital stock). The ABL Facility also provides for cash dominion subject to certain availability triggers. The proceeds from the ABL were used to repay existing indebtedness of Interpool, including interest rate swap liabilities, and for general corporate purposes. The Company incurred $21,677 in fees and expenses related to the ABL facility including $14,488 in bank fees and $6,600 in re-titling costs. Since the current ABL Facility and the previous credit facilities were loan syndications and a number of lenders participated in both credit facilities, the Company evaluated the accounting for financing fees on a lender by lender basis in accordance with FASB ASC Topic 470-50, Modifications and Extinguishments of Debt. This resulted in a loss on modification of debt of $2,136 and loss on extinguishment of debt of $4,158 recorded in Loss on modification and extinguishment of debt and capital lease obligations in the Consolidated Statement of Operations. Approximately $20,917 was classified as deferred financing fees and is being amortized into interest expense over the five year term of the ABL Facility.

        On December 20, 2012, the Company entered into an agreement with the above lenders to amend the ABL Facility and increase the revolving commitment by $120,000, increasing the total facility's commitment from $725,000 to $845,000. In connection with this amendment the Company paid $1,356 in upfront fees. These fees were classified as deferred financing fees and will be amortized into interest expense over the remaining term of the ABL Facility.

        Additionally, during the year ended December 31, 2013, the Company further increased its borrowing capacity under the ABL Facility by $105,000 bringing the total commitment by lenders to $950,000. Fees paid in connection with the increase were $670 and are being amortized over the remaining life of the loan.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

        The amount outstanding under this facility was $713,000 and $609,000 at December 31, 2013 and 2012, respectively. The weighted-average interest rates including amortized debt issuance fees for the year ended December 31, 2013 and for the period from August 9, 2012 to December 31, 2012 was 4.03% and 4.14%, respectively. At December 31, 2013, $237,000 additional borrowing capacity was available under this facility.

Swaps

        On August 9, 2012, in connection with the closing of the sale of the Original Notes and the ABL Facility and the repayment of the Fortis Facility, the Company terminated all six interest rate derivatives.

        On January 10, 2013, the Company entered into a new interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument. The Company will receive one month LIBOR with interest payable at a rate of 0.756% on the notional amount. At December 31, 2013, one month LIBOR was 0.168%. The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility. See Note 8.

Loans Payable CIMC

        During 2010, the Company contracted for the remanufacture and financing of 3,135 chassis with CIMC Vehicles Group Ltd. and CIMC Transportation Equipment, Inc. (collectively, "CIMC"). CIMC financed 90% of the acquisition cost of these remanufactured chassis. This equipment was delivered in eight tranches as manufacturing was completed over various delivery dates from October 11, 2010 to June 30, 2011 and eight corresponding financing agreements were signed. The term of each agreement is 120 months commencing on the acceptance date of the equipment. Amounts outstanding under these agreements bear an interest rate equal to LIBOR plus a margin and payments are made quarterly. Upon registration, CIMC is listed as the first lien holder on all certificates of title to the equipment. At December 31, 2013 and 2012, $19,278 and $21,513 was outstanding under these agreements. The weighted-average interest rates for the years ended December 31, 2013, 2012 and 2011 were 4.56%, 4.73% and 4.64%, respectively.

Capital Lease Obligations

        At December 31, 2013 and 2012, the total capital lease obligations outstanding associated with leasing equipment were $131,859 and $177,884, respectively. The capital lease obligations mature in varying amounts from 2014 through 2021 and have stated rates ranging from 3.53% to 6.11%. The weighted-average interest rates for the years ended December 31, 2013, 2012 and 2011 were 5.10%, 5.21% and 5.38%, respectively.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

Assets Pledged as Collateral

        The Company's debt obligations are collateralized by the Company's Leasing equipment and Net investment in direct finance leases. As of December 31, 2013 and 2012, assets pledged as collateral are as follows:

	December 31
	2013	2012
ABL Facility	$1,193,614	$1,080,391
CIMC Loans	29,242	30,646
Capital Lease Obligations	194,550	253,557

Total Pledged as Collateral	$1,417,406	$1,364,594

        The Company's 11% Senior Secured Notes are secured on a second-priority lien basis. Collateral generally consists of cash, owned chassis, accounts receivable, and investment property of the guarantors including, with limitations, the equity of the non-guarantors.

Covenants

        At December 31, 2013, under the Company's debt instruments, the Company is required to maintain certain financial covenants (as defined in each agreement) including Minimum Tangible Net Worth tests, Funded Debt to Tangible Net Worth, Senior Secured Leverage Ratio and a Fixed Charge Coverage test. As of December 31, 2013, the Company was in compliance with all covenants.

Debt Maturities

        The Company's outstanding debt, including capital lease obligations, as of December 31, 2013 matures as follows:

2014	$34,029
2015	32,134
2016	41,179
2017	727,439
2018	21,465
Thereafter	307,891

$1,164,137

8. Derivatives and Hedging Activities

        On August 9, 2012, in connection with the closing of the sale of the Original Notes and the ABL Facility and the repayment of the Fortis Facility, the Company terminated all six existing interest rate derivatives. Additionally, on January 10, 2013, the Company entered into a new interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument. The Company will receive one month LIBOR with interest payable at a rate of 0.756% on the notional amount. At December 31, 2013, one month LIBOR was

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

8. Derivatives and Hedging Activities (Continued)

0.168%. The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

        The Company accounts for derivative instruments in accordance with the Derivatives and Hedging Topic of the FASB ASC. In the normal course of business, the Company is exposed to fluctuations in interest rates on its floating rate debt. In order to reduce its interest rate risk, the Company utilized interest rate derivatives to manage its exposure to interest rate risks. Through the utilization of these interest rate derivatives, the Company receives floating rate payments in exchange for fixed rate payments, effectively converting its floating rate debt to a fixed rate. In accordance with the Derivatives and Hedging Topic of the FASB ASC, if certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. All of the Company's interest rate derivatives are cash flow hedges.

        On the date that the Company entered into an interest rate derivative, it formally documented the intended use of the interest rate derivative and its designation as a cash flow hedge, if applicable. The Company also assessed (both at inception and on an ongoing basis) whether the interest rate derivative had been highly effective in offsetting changes in the cash flows of the floating rate interest payments on its debt and whether the interest rate derivative was expected to remain highly effective in future periods. If it were to be determined that the interest rate derivative was not (or had ceased to be) highly effective as a cash flow hedge, the Company would have discontinued hedge accounting treatment.

        At inception of an interest rate derivative designated as a cash flow hedge, the Company established the method it would use to assess effectiveness and the method it would use to measure any ineffectiveness. The Company used the "hypothetical derivative method" to estimate the fair value of the hedged interest payments in both its assessments and measurement of hedge effectiveness. The degree to which a hedge was judged as highly effective under the hypothetical derivative method depended on a calculation involving the comparison of the change in the fair value of the actual interest rate derivative to the change in the fair value of a hypothetical interest rate derivative with critical terms which matched the hedged floating-rate interest payments.

        The effectiveness of the Company's hedge relationships was assessed prospectively and retrospectively by regressing historical changes in the actual interest rate derivative against historical changes in the hypothetical interest rate derivative and evaluating whether certain statistical measures (such as correlation and slope) had been met. However, measurement of hedge effectiveness in the Consolidated Financial Statements each period required a comparison of the cumulative change in the fair value of the actual interest rate derivative to the cumulative change in the fair value of the hypothetical interest rate derivative. When the change in the interest rate derivative exceeded the change in the hypothetical interest rate derivative, the amount of the change in fair value by which the actual interest rate derivative exceeded the hypothetical interest rate derivative was the calculated ineffectiveness which was recorded in Interest expense in the Consolidated Statements of Operations.

        In accordance with the Derivatives and Hedging Topic of the FASB ASC, all interest rate derivatives were recognized on the Company's Consolidated Balance Sheets at their fair value and consisted of United States dollar denominated LIBOR-based interest rate swaps. Their fair values were determined using cash flows discounted at relevant market interest rates in effect at the period close. The fair value

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

8. Derivatives and Hedging Activities (Continued)

generally reflected the estimated amounts that the Company would receive or pay to transfer the contracts at the reporting date and therefore reflects the Company's or counterparty's non-performance risk. See Note 16.

        For the Company's interest rate derivatives designated as cash flow hedges, the effective portion of the interest rate derivative's gain or loss was deferred and initially reported as a component of Accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings when the interest payments on the debt were recorded in earnings. The ineffective portion of the interest rate derivative was calculated and recorded in Interest expense in the Consolidated Statements of Operations at each quarter end. Refer to Note 11 for further information regarding the amounts accumulated in other comprehensive loss.

        The Company may, at its discretion, choose to terminate or re-designate any interest rate derivatives prior to their contractual maturities. At that time, any gains and losses previously reported in AOCI on termination would continue to amortize into interest expense or interest income to correspond to the recognition of interest expense or interest income as the interest payments on the debt affect earnings, provided that management has determined that the forecasted transactions are probable of occurring.

        On August 9, 2012, in connection with the closing of the sale of the Original Notes and the ABL Facility and the repayment of the Fortis Facility, the Company terminated all six remaining interest rate derivatives. Upon settlement, the Company paid $91,422, which included $1,052 of accrued interest. The balance in AOCI is being reclassified into earnings over the remaining life of the items previously hedged through October 2017, as management has determined that the forecasted transactions remain probable of occurring.

        Terminated interest rate derivatives are reviewed periodically to determine if the forecasted transactions remain probable of occurring. To the extent that the debt instrument was also terminated or the occurrence of the interest payments on the debt is deemed remote, the related portion of the gain or loss associated with the terminated derivative included in AOCI would be recognized in the Consolidated Statements of Operations immediately.

        For additional disclosures related to derivative instruments, see Notes 2, 11 and 16.

        The Company held the following interest rate derivative designated as a cash flow hedge as of December 31, 2013:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Leg Interest Rate	Fair Value Gain(a)
ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$3,414

(a)
This interest rate derivative is recorded in Other Assets in the Consolidated Balance Sheets.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

8. Derivatives and Hedging Activities (Continued)

        At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
December 31, 2013	$300,000	0.756%	3.5 years
December 31, 2012	—	—	—
December 31, 2011	$611,096	4.115%	3.4 years

        The following table sets forth the net of tax effect of the Company's cash flow hedge derivative instruments on the Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011:

	Effective Portion
					Ineffective Portion
		Change in Unrealized Gain (Loss) Recognized in OCI on Derivatives(a)
	Derivative Instruments		Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income(b)	Classification of Loss Recognized Directly in Income on Derivative	Loss Recognized Directly in Income on Derivative(c)
December 31, 2013	Interest rate derivatives	$1,081	Interest expense	$13,143	Interest expense	$(82)
December 31, 2012	Interest rate derivatives	$(17,572)	Interest expense	$17,061	Interest expense	$53
December 31, 2011	Interest rate derivatives	$(26,283)	Interest expense	$17,266	Interest expense	$189

(a)
This represents the change in the fair market value of the Company's interest rate derivatives, net of tax, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives, net of tax.

(b)
This represents the amount of actual cash paid, net of tax, related to the net settlements of the interest rate derivatives plus any effective amortization of deferred losses on the Company's terminated derivatives, net of tax.

	2013	2012	2011
Net settlements of interest rate derivatives, net of tax of ($610), ($7,116) and ($9,659), respectively	$939	$10,800	$14,776
Amortization of terminated derivatives, net of tax of ($7,774), ($4,757) and ($1,603), respectively	12,204	6,261	2,490

	$13,143	$17,061	$17,266

(c)
Amounts impacting income not related to OCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

8. Derivatives and Hedging Activities (Continued)

        The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the years ended December 31, 2013, 2012 and 2011:

								Amount of Deferred Loss Amortized (including Accelerated Amortization) into Interest Expense			Amount of Deferred Loss Expected to be Amortized over the Next 12 months
							Unamortized Deferred (Gain) Loss at December 31, 2013
	Original Maximum Notional Amount
		Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred Loss Upon Termination
Hedged Item								2013	2012	2011
(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$2	$33	$91	$179	$10
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	22	141	355	657	45
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	200	413	545	624	200
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	44	65	163	246	44
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	139	235	320	394	139
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	1,711	—	—	—	145
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	1,526	—	—	—	146
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	(166)	(84)	125	272	(165)
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	(167)	102	421	748	(167)
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(164)	(59)	(40)	1	(62)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(587)	(209)	(104)	68	(247)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	335	809	1,074	904	335
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	1,004	678	366	—	469
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	4,122	2,944	1,472	—	2,135
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	3,437	5,477	2,119	—	3,437
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	6,578	7,200	3,224	—	6,578
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	1,960	2,233	887	—	1,960
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	46,372	—	—	—	3,288

Total						$127,529	$66,368	$19,978	$11,018	$4,093	$18,290

(a)
This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)
This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)
This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)
This hedged item is referred to as Chassis Financing Program, Portfolio A

        The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on an active interest rate derivative in the amount of $975 (which is net of tax of $633) and amortization of deferred losses on the Company's terminated derivatives of $11,086 (which is net of tax of $7,204).

9. Commitments and Contingencies

Purchase Commitments

        At December 31, 2013, commitments for capital expenditures for leasing equipment totaled approximately $4,968, all of which was committed for 2014.

Lease Commitments

        The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2019. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

9. Commitments and Contingencies (Continued)

        Rental expense under operating leases was $9,660, $10,946 and $8,649 for the years ended December 31, 2013, 2012 and 2011, respectively.

        As of December 31, 2013, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was as follows:

2014	$3,613
2015	1,969
2016	1,794
2017	1,264
2018	993
Thereafter	412

$10,045

        The Company is party to various capital leases and is obligated to make payments related to its long-term borrowings (see Note 7).

Guarantees and Indemnifications

        In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to any of the following: tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and have accrued for any expected losses that are probable. No losses have been accrued at December 31, 2013 and 2012.

        At December 31, 2013, the following guarantees and indemnifications for which payments are possible are as follows:

Taxes

        In the ordinary course of business, the Company provides various tax-related indemnifications as part of transactions. The indemnified party typically is protected from certain events that result in a tax treatment different from that originally anticipated. The Company's liability typically is fixed when a final determination of the indemnified party's tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. Interpool is party to numerous tax indemnifications and many of these indemnities do not limit potential payment; therefore, it is unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

9. Commitments and Contingencies (Continued)

Contractual Relationships

        In 2003, the Company arranged a leasing transaction between one of its major customers and a financial institution for up to 3,000 domestic containers. As part of this transaction, the Company received initial fees and agreed to provide certain guarantees related to the fair value of the equipment if the lessee terminated the lease or if the lessee was unable to meet its obligations under the terms of the lease. As such, the Company had accrued for the estimated value of its liability amounting to $1,090. During 2011, the Company's obligation under this guarantee expired, resulting in the reversal of this accrual which is included in Other (income) expense, net in the Consolidated Statements of Operations.

Other

        The Company is engaged in various legal proceedings from time to time incidental to the conduct of its business. Such proceedings may relate to claims arising out of accidents that occur which involve death and injury to persons and damage to property. Accordingly, the Company requires all of its lessees to indemnify the Company against any losses arising out of such accidents or other occurrences while its equipment is on-hire to the lessees. In addition, the Company's lessees are generally required to maintain minimum levels of general liability and property insurance coverages which are standard in the industry. The Company maintains general liability and property damage policies in the event that the above lessee coverages are insufficient or there is a loss for which the Company is responsible.

        While the Company believes that such coverage should be adequate to cover current claims, there can be no guarantee that future claims will never exceed such amounts. Nevertheless, the Company believes that no current or potential claims of which it is aware will have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

        The Company is subject to legal proceedings and claims in the ordinary course of business, principally personal injury and property casualty claims. The Company may spend significant financial and managerial resources to defend itself against such claims, even when they are without merit. The Company is not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company, its consolidated financial condition, results of operations or cash flows.

10. Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined based on the differences between the book values and tax bases of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any deferred tax assets if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are generally not provided on undistributed earnings of U.S.-owned foreign subsidiaries as such earnings are considered permanently invested in the foreign jurisdictions. The Company's liability for uncertain tax positions represents open tax return positions and tax assessments received and are reflected in Accrued expenses and other liabilities.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

10. Income Taxes (Continued)

        The Company's chassis leasing business is primarily domiciled in the United States. Therefore, its income is primarily subject to United States taxation.

        Domestic and foreign pre-tax income was as follows:

	Year ended December 31
	2013	2012	2011
Domestic	$(13,472)	$(7,571)	$(8,162)
Foreign	2,273	2,306	200

Total	$(11,199)	$(5,265)	$(7,962)

        The provision (benefit) for income taxes is comprised of the following:

	Year ended December 31
	2013	2012	2011
Current taxes:
Federal	$796	$—	$(110)
State	54	255	(930)
Foreign	398	400	783

Total current taxes	1,248	655	(257)

Deferred taxes:
Federal	14,211	(2,207)	(2,543)
State	1,936	(1,010)	(1,184)
Foreign	759	387	(70)

Total deferred taxes	16,906	(2,830)	(3,797)

Total provision (benefit) for income taxes	$18,154	$(2,175)	$(4,054)

        The increase in the tax provision from 2012 to 2013 is due primarily to the Company recognizing for tax purposes a $56,120 gain from the distribution of stock in a related company. The recognized gain was fully offset by net operating loss carryforwards.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

10. Income Taxes (Continued)

        Significant components of deferred tax assets and liabilities were as follows:

	December 31
	2013	2012
Deferred tax assets:
Loss carryforwards	$295,387	$307,134
Derivative instruments	24,829	33,900
Other	8,296	4,082

Deferred tax assets	328,512	345,116
Valuation allowance	(2,931)	(2,307)

Total deferred tax assets	325,581	342,809

Deferred tax liabilities:
Operating property, net	398,788	382,461
Derivative Instruments	26,124	33,917

Total deferred tax liabilities	424,912	416,378

Net deferred tax liabilities	$99,331	$73,569

        Through December 31, 2013, the Company has incurred passive activity loss ("PALs"), net operating loss ("NOLs") carryforwards and Alternative Minimum Tax ("AMT") credit carryforwards of approximately $228,931, $508,804 and $836, respectively, for U.S. federal and state income tax purposes. The PALs and AMT credits can be carried forward indefinitely to offset income generated only from future leasing activities.

        The remaining $508,804 of NOLs can be carried forward to offset any income from future leasing activities or other future non-leasing taxable income (i.e., dividends, interest, and capital gain income). The NOL carryforward will not begin to expire until 2028. The Company does not believe a valuation allowance is required for federal taxes with respect to these PALs or NOLs. However, as of December 31, 2013 and 2012, the Company has a valuation allowance recorded of $2,931 and $2,307, respectively, relating to state NOL and capital loss carryforwards which have a remaining expiration period of six years or less.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

10. Income Taxes (Continued)

        A reconciliation of the U.S. statutory tax rate to the effective tax rate for continuing operations follows:

	Year ended December 31
	2013	2012	2011
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes	(12.2)	19.9	(4.9)
Foreign earnings taxed at other than 35%	(4.8)	(7.8)	(8.7)
Gain	(175.3)	—	—
Changes in uncertain tax positions	(0.1)	—	9.2
Valuation allowances	(5.6)	(5.5)	22.7
Permanent tax items	0.9	(0.3)	(3.8)
Other	—	—	1.4

Effective tax rate	(162.1)%	41.3%	50.9%

        The current year effective tax rate differs from the U.S. federal tax rate of 35% primarily due to state and local income taxes, foreign earnings and permanent differences between book and tax treatment of certain items including a recognized gain from the distribution of stock in a related company. The tax gain resulted from the difference between the fair market value of the stock at the time of the distribution and the stock's historical tax basis. The transaction that produced the gain for income tax purposes did not result in a corresponding book gain. This difference is reflected in the significant increase in the Company's effective tax rate for the current year. The decrease in the effective tax rate from 2011 to 2012 is due primarily to adjustments to effective state tax rates and changes in uncertain tax positions between the years.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2011	$84
Change during 2012	—

Balance at December 31, 2012	84
Change during 2013	—

Balance at December 31, 2013	$84

        As of December 31, 2013, 2012 and 2011 the Company had $152, $143 and $143 of unrecognized tax benefits (comprised of unrecognized tax benefits and associated interest and penalties), all of which, if recognized, would favorably affect the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2013, the Company recognized approximately $9 in interest and penalties. No interest and penalties were recognized during the years ended December 31, 2012 and 2011.

        The statutes for the Company's 2010 to 2012 federal income tax returns and 2009 to 2012 state tax returns remain subject to examination. The Company does not expect the outcome of any federal or state examinations to have a material impact on the Consolidated Financial Statements. In addition, the

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

10. Income Taxes (Continued)

Company's NOLs generally remain subject to potential examination until three years from their utilization year regardless of their year of origin.

        As of December 31, 2013, 2012 and 2011 the cumulative undistributed foreign earnings were approximately $2,273, $2,306 and $200, respectively. Determining the unrecognized deferred tax liability for these undistributed foreign earnings is not practical. The Company considers all of its foreign earnings to be permanently invested in the foreign jurisdictions.

11. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gains and losses primarily relating to the Company's Canadian operation.

        The components of Accumulated comprehensive (loss), net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(37,906)	$(4,996)	$(346)	$(43,248)
Reclassification of terminated derivative	1,888	(1,888)	—	—
Current-period other comprehensive (loss) income	(11,507)	2,490	642	(8,375)

Balance, December 31, 2011	$(47,525)	$(4,394)	$296	$(51,623)
Reclassification of terminated derivatives	54,297	(54,297)	—	—
Current-period other comprehensive (loss) income	(6,772)	6,261	158	(353)

Balance, December 31, 2012	$—	$(52,430)	$454	$(51,976)
Current-period other comprehensive (loss) income	2,020	12,204	(596)	13,628

Balance, December 31, 2013	$2,020	$(40,226)	$(142)	$(38,348)

        The amount of loss expected to be reclassified from Accumulated other comprehensive loss into interest expense over the next twelve months consists of net interest settlements on an active interest rate derivative in the amount of $975 (which is net of tax of $633) and amortization of deferred losses on the Company's terminated derivatives of $11,086 (which is net of tax of $7,204).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

11. Accumulated Other Comprehensive Loss (Continued)

        The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income:

		Year ended December 31,
	Income Statement Line Item
		2013	2012	2011
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest expense	$19,978	$11,018	$4,093
Related income tax benefit	Benefit for income taxes	(7,774)	(4,757)	(1,603)

Net loss reclassified out of AOCI		$12,204	$6,261	$2,490

12. Share-Based Payments

Restricted Stock Awards—SCT Chassis, Inc.

        On March 28, 2012, the Company's indirect parent, SCT Chassis, Inc. increased its authorized share capital to 71,000,000 common shares, par value $0.01 per share. SCT Chassis, Inc. issued 68,459,471 common shares to its parent, Seacastle Inc. who previously held 200 shares. On May 31, 2012, Interpool purchased 540,329 shares of common stock of SCT Chassis, Inc. at a fair market value of $6.17 per share for a total of $3,334 for use in its newly created stock incentive program for key employees. Additionally, on September 30, 2012 Interpool purchased 3,181 shares at a fair market value of $6.17 per share for a total of $19 and on December 13, 2012 an additional 40,900 shares were purchased at a fair market value of $6.41 per share for a total of $262. As a result of these transactions, SCT Chassis, Inc. has 69,044,081 common shares outstanding. The fair value of these shares was determined by a valuation by the Board of Directors of Seacastle Inc. In determining fair market value, the Board of Directors relies on a number of valuation approaches including the market-based approach using current market multiples as well as the income approach utilizing a discounted cash flow analysis.

        Certain key employees of Interpool held restricted shares of Seacastle Inc. During June 2012, these employees exchanged an aggregate of 58,425 shares of Seacastle Inc. common stock for 55,212 shares of SCT Chassis, Inc. common stock, at an exchange ratio of 0.945 of an SCT Chassis, Inc. share for each share of Seacastle Inc. common stock. The 58,425 shares of Seacastle Inc. common stock included 45,934 vested shares (37,365 granted vested shares and 8,569 employee purchased shares) and 12,491 unvested restricted shares. These were exchanged into 43,408 vested shares (35,310 granted vested shares and 8,098 employee purchased shares) and 11,804 unvested restricted shares. The unvested shares related to this exchange will vest over periods through January 1, 2014.

        The Company accounted for the exchange of the awards as a modification in accordance with the Compensation—Stock Compensation Topic of the FASB ASC where applicable and determined no additional compensation charges were required. The Company will record compensation expense on the unvested shares at the date of the exchange over the remaining vesting period.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

12. Share-Based Payments (Continued)

        On June 1, 2012, a total of 493,214 restricted shares of SCT Chassis, Inc. were granted to key employees of the Company at a fair value of $6.17 per share or a total fair value of $3,043. Of this grant, 123,305 shares vested immediately, with the remainder vesting in equal increments on January 1, 2013, 2014 and 2015. On July 31, 2012, 53,079 shares were granted at a fair value of $6.17 per share or a total fair value of $327. Of this grant, 13,270 shares vested immediately, with the remainder vesting in equal increments on July 1, 2013, 2014 and 2015. Finally, on October 31, 2012, 40,900 shares were granted at a fair value of $6.41 per share or a total fair value of $262. These shares vest in equal increments on January 1, 2013, 2014, 2015, and 2016.

        On March 1, 2013, 27,599 restricted shares of SCT Chassis, Inc. were granted at a fair value of $7.15 per share or a total fair value of $197. Of this grant 6,900 shares vested immediately, with the remainder vesting in equal increments on January 1, 2014, 2015 and 2016. On May 1, 2013, 21,570 restricted shares of SCT Chassis, Inc. were granted at a fair value of $7.63 per share or a total fair value of $165. These shares will vest in equal increments on January 1, 2014, 2015, 2016 and 2017. Finally, on December 1, 2013, 50,000 restricted shares of SCT Chassis, Inc. were granted at a fair value of $7.63 per share or a total fair value of $382. These shares will vest in equal increments on January 1, 2014, 2015, 2016 and 2017.

        At December 31, 2013, the Management Shareholder Agreements also provide for additional grants of 1,176,954 restricted shares if certain performance conditions are achieved or if certain market conditions are met following a liquidity event. No compensation expense has been recorded since achievement of these conditions is not considered probable. As of December 31, 2013, the total number of shares authorized for grant under this plan was 2,540,329 with 1,977,556 shares available for future grant.

        During the years ended December 31, 2013 and 2012, the Company recorded share-based compensation expense of $1,181 and $1,765, respectively. Compensation expense is recorded as a component of Selling, general and administrative expense in the Company's Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation cost recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

12. Share-Based Payments (Continued)

unrecognized compensation cost was approximately $1,377 at December 31, 2013, which is expected to be recognized over the remaining weighted-average vesting period of 1.6 years.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at January 1, 2012	—	$—	$—
Granted	598,997	6.27	3,756
Forfeited	(3,031)	6.17	(19)
Vested	(144,606)	6.22	(900)

Non-vested at December 31, 2012	451,360	$6.29	$2,837
Granted	99,169	7.50	743
Forfeited	(23,750)	6.17	(146)
Vested	(174,336)	6.34	(1,106)

Non-vested at December 31, 2013	352,443	$6.61	$2,328

Stock Repurchases

        During the year ended December 31, 2013, Interpool purchased 102,122 shares of SCT Chassis, Inc. common stock from employees to meet their minimum statutory withholding requirements upon share vesting and to repurchase shares from employees upon termination. The cost of these shares was $820 and is included in Member's interest in the Consolidated Balance Sheet.

13. Segment and Geographic Information

        The Company's principal business operations consist of the leasing of intermodal transportation equipment. The Company provides such services to its customers through two operating and reportable segments, the Marine Market segment and the Domestic Market segment. The Company does not aggregate its operating segments. The reportable segments are based on the chassis markets that are served by the Company. Revenue and expenses not directly assigned to reportable segments, such as equipment repair and storage services performed at third-party facilities, certain headquarter-related expenses and certain maintenance, repair and positioning costs re-billed to customers are reflected in the Other category. Assets in the Other category are primarily made up of idle chassis and axle sets. Reporting under the aforementioned segment structure facilitates the Company's chief operating decision maker's ability to allocate resources and assess the Company's performance.

        The Marine Market segment provides marine chassis to the world's leading shipping lines and motor carriers. A marine chassis is typically 20', 40' or 45' in length and is used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouse or store locations.

        The Domestic Market segment provides domestic chassis to major U.S. intermodal transportation companies and Class 1 railroads. A domestic chassis is typically 53' in length and is used in the

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

13. Segment and Geographic Information (Continued)

transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations.

        Product offerings in the Marine and Domestic Market segments include both short-term and long-term leasing arrangements. Short term or pool leasing arrangements operate under the concept of a chassis pool, which is similar to a car rental model, whereby the Company provides a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Customers in pools generally enter into pool user agreements for a period of 1 to 3 years and may be subject to subscription levels for minimum chassis usage, known as minimum usage or subscription arrangements.

        The long-term and direct finance leasing arrangements typically represent long-term triple-net leases with fixed rate per diems, which require the lessee to pay all maintenance fees, insurance premiums and tax payments related to the equipment. Under a term lease, the Company retains the benefit and residual value of, and bears the risk of re-leasing the asset at the end of the lease term. Under a direct finance lease, the customer typically receives a bargain purchase option at the expiration of the lease.

        The accounting policies of the segments are the same as those described in Note 2; however, certain expenses are allocated among segments using metrics such as revenue, units in fleet, net book value of equipment or headcount. Given their relative significance to total assets and ability to be identified to reportable segments, leasing assets represents the most significant balance sheet item reviewed by the Company's chief operating decision maker.

        In accordance with FASB ASC 280-10 and because the Company's management views goodwill as a corporate asset, the Company does not allocate its goodwill balance to its reportable segments. However, in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other, the Company is required to allocate goodwill to each reporting unit in order to perform its annual impairment review of goodwill. See Note 6.

        The Company evaluates current and future projected segment performance and allocates resources to them primarily based upon Adjusted EBITDA. The Company defines EBITDA as income (loss) before income taxes, interest expenses (net of interest income), depreciation and amortization, impairment of assets and leasing equipment, loss on retirement of debt and other expense (income). The Company defines Adjusted EBITDA as EBITDA excluding certain remanufacturing expenses, non-cash share-based compensation and principle collections on direct finance leases. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help the Company meet its current financial goals and optimize its financial performance. Accordingly, the Company believes this metric measures its financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

13. Segment and Geographic Information (Continued)

        The following tables show segment information for the years ended December 31, 2013, 2012 and 2011.

2013	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$45,782	$18,227	$—	$64,009
Pool revenue	273,391	135,171	—	408,562
All other revenue	25,990	6,852	9,831	42,673

Total revenue	345,163	160,250	9,831	515,244
Adjusted EBITDA	96,731	79,410	(13,177)	162,964
Depreciation expense	33,862	30,923	7,006	71,791
Net investment in direct finance leases	24,865	161	—	25,026
Leasing equipment	742,434	475,371	176,283	1,394,088
Capital expenditures for long-lived assets	102,837	38,276	4,225	145,338

2012	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$69,886	$18,108	$—	$87,994
Pool revenue	164,375	120,691	—	285,066
All other revenue	20,863	7,264	13,406	41,533

Total revenue	255,124	146,063	13,406	414,593
Adjusted EBITDA	106,342	66,819	(13,267)	159,894
Depreciation expense	31,544	26,245	8,263	66,052
Net investment in direct finance leases	40,523	206	—	40,729
Leasing equipment	694,588	470,894	159,901	1,325,383
Capital expenditures for long-lived assets	52,476	50,514	588	103,578

2011	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$84,692	$16,415	$—	$101,107
Pool revenue	106,226	94,823	—	201,049
All other revenue	16,802	4,318	16,068	37,188

Total revenue	207,720	115,556	16,068	339,344
Adjusted EBITDA	97,076	53,986	(12,344)	138,718
Depreciation expense	33,053	22,586	8,752	64,391
Net investment in direct finance leases	50,418	4,358	—	54,776
Leasing equipment	694,444	422,297	175,919	1,292,660
Capital expenditures for long-lived assets	3,964	27,743	823	32,530

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

13. Segment and Geographic Information (Continued)

        The following are reconciliations of the total measure of profit or loss to the Company's net loss.

	Year ended December 31
	2013	2012	2011
Adjusted EBITDA	$162,964	$159,894	$138,718
Principal collections on direct finance leases, net of interest earned	(5,706)	(7,836)	(12,191)
Non-cash share-based compensation	(1,181)	(1,765)	(58)
Remanufacturing expense	—	—	(4,096)
Interest expense	(91,085)	(75,102)	(65,835)
Depreciation expense	(71,791)	(66,052)	(64,391)
Impairment of leasing equipment	(5,857)	(6,506)	(1,544)
Loss on modification and extinguishment of debt and capital lease obligations	(904)	(8,850)	(733)
Interest income	287	143	633
Other (expense) income, net	2,074	809	1,535

Loss before benefit for income taxes	(11,199)	(5,265)	(7,962)
Provision (benefit) for income taxes	18,154	(2,175)	(4,054)

Net loss	$(29,353)	$(3,090)	$(3,908)

Geographic Information

        Primarily all of the Company's revenues and long-lived assets are attributable to the United States, the Company's country of domicile.

14. Defined Contribution Plan

        The Company has a defined contribution plan covering substantially all of its eligible employees. Participating employees may make contributions to the plan, through payroll deductions. The Company matches 100% of the employee's contribution to the extent such employee contribution did not exceed 6% of such employee's compensation. For the years ended December 31, 2013, 2011 and 2012, the Company contributed approximately $1,415, $1,078 and $1,148, respectively, to this plan. These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

15. Related Party Transactions

Management, Facility Fees and Chassis Leasing

        Beginning in July 2007, management and facility fees have been allocated among affiliates of Seacastle Inc. Such allocations relate to expenses incurred and services performed by one affiliate on behalf of another affiliate. For the years ended December 31, 2013, 2012 and 2011, the Company reflected income of $296, $336 and $76, respectively, associated with such allocations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

15. Related Party Transactions (Continued)

        The Company believes the estimates and assumptions used in deriving such allocations are reasonable and would not be materially different if negotiated independently. Included in such amounts are expenses for share-based compensation allocated from Seacastle Inc., the Parent, relative to both dedicated and shared Seacastle Inc. employees. These amounts are recorded in Selling, general and administrative expenses on the Consolidated Statements of Operations.

        The Company has a net receivable from affiliates of $1,823 and $1,696 at December 31, 2013 and 2012, respectively, which is included in Other assets on the Consolidated Balance Sheets.

        The Company also leases chassis to the Florida East Coast railway ("FEC") under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress Investment Group LLC. For the years ended December 31, 2013, 2012 and 2011, the Company recorded revenue from FEC of $1,028, $664 and $556, respectively.

        In addition to the above, during 2013, the Company received a one-time stock distribution in a related company that resulted in a tax gain of $56.1 million without producing a corresponding book gain. The Company recorded a non-cash tax provision related to this gain of $22.1 million. The recognized tax gain was fully offset by net operating loss carryforwards.

16. Fair Value of Financial Instruments

        The Company applies the provisions included in the Fair Value Measurement Topic in the FASB ASC to all financial and non-financial assets and liabilities. This Topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current conditions (that is, an exit price) at the measurement date from the perspective of the market participant that holds the asset or owes the liability. The Topic requires the use of valuation techniques that are appropriate in the circumstances and for which sufficient data are available to measure fair value, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs. These inputs are prioritized as follows:

  •
  Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date. A quoted price in an active market provides the most reliable evidence of fair value and shall be used without adjustment to measure fair value whenever available.

  •
  Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

  •
  Level 3: Unobservable inputs for which there is little or no market data and which require internal development of assumptions about how market participants price the asset or liability.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

16. Fair Value of Financial Instruments (Continued)

    In developing unobservable inputs, the Company may begin with its own data, but it shall adjust those data if reasonably available information indicates that other market participants would use different data or there is something particular to the Company that is not available to other market participants.

        In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk and the Company's credit risk in its assessment of fair value.

        The following table sets forth the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2013 using Fair Value Hierarchy
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$11,843	$11,843	$—	$—
Derivative instruments(a)	3,414	—	3,414	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2012 using Fair Value Hierarchy
	2012	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$26,556	$26,556	$—	$—
Liabilities:
Derivative instruments(b)	—	—	—	—

(a)
On January 10, 2013, the Company entered into an interest rate swap transaction which effectively converts $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument. See Note 7 and Note 8.

(b)
The Company terminated all interest rate derivatives on August 9, 2012 in connection with the closing of the sale of the Original Notes and the ABL Facility and repayment of the Fortis Facility. See Note 7 and Note 8.

        Cash and cash equivalents:    Cash and cash equivalents include all cash balances and highly liquid investments having original maturities of three months or less at the time of purchase. These instruments are stated at cost, which approximates market value because of the short-term nature of the instruments.

        Derivative instruments:    The Company's interest rate derivative was recorded at fair value in Other Assets on the Company's Consolidated Balance Sheets and consists of a United States dollar denominated LIBOR-based interest rate swap. Its fair value was determined using cash flows discounted at relevant market interest rates in effect at the period close. The fair value generally reflected the estimated amounts that the Company would receive or pay to transfer the contracts at the

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

16. Fair Value of Financial Instruments (Continued)

reporting date and therefore reflected the Company's or counterparty's non-performance risk. Additionally, the Company has analyzed each of the redemption features included in the notes to determine whether any of these embedded features should be bifurcated in accordance with the Derivatives and Hedging Topic of the FASB ASC (ASC 815). The Company has concluded that the redemption feature which offers optional redemption by the Company of up to 35% of the aggregate principal amount of the notes at a redemption price of 111% of the aggregate principal amount of the notes using the cash proceeds of an equity offering qualifies as a feature that should be bifurcated under ASC 815. The Company has determined that the resulting measurement of the fair value of this derivative is immaterial to the consolidated financial statements, and will reassess the fair value of this derivative each reporting period with any changes recorded in earnings.

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

        Debt:    The Company's debt consists of fixed and floating rate instruments. Variable interest rate debt is $436,162 as of December 31, 2013 and $634,899 as of December 31, 2012. Accordingly, the Company's variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $727,975 as of December 31, 2013 and $473,498 as of December 31, 2012. In order to estimate the fair value of its fixed rate debt, where quoted market prices were not available, the Company valued the instruments using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar term debt at the end of each period. The discount rate used in the present value calculation was 4.91% at December 31, 2013 and 5.46% at December 31, 2012. Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

        The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2013		December 31, 2012
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Total debt	(1,164,137)	(1,205,298)	(1,108,397)	(1,106,875)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information

        On August 9, 2012, TRAC along with TRAC Intermodal Corp., entered into a Purchase Agreement pursuant to which it sold $300,000 total principal amount of the Original Notes. Concurrent with the offering of the Original Notes, the Company entered into a registration rights agreement with investors which requires the Company to file a registration statement with the Securities and Exchange Commission to offer exchange notes with terms substantially identical in all material respects to the Original Notes within 365 days of closing. The exchange offer commenced on June 6, 2013 and expired on July 5, 2013. Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date, $300,000 aggregate principal amount of the Original Notes were validly tendered for exchange, representing 100% of the principal amount of the outstanding Original Notes. The notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Issuer's existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Issuer. All amounts in the following tables are in thousands.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Balance Sheet
December 31, 2013

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$11,308	$535	$—	$11,843
Accounts receivable, net	—	112,550	588	—	113,138
Net investment in direct finance leases	—	35,237	—	(10,211)	25,026
Leasing equipment, net of accumulated depreciation	—	1,380,685	13,403	—	1,394,088
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	1,994	—	(171)	1,823
Intercompany interest receivable	12,467	—	—	(12,467)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	523,658	3,130	—	(526,788)	—
Other assets	—	43,073	1,012	—	44,085

Total assets	$836,125	$1,839,884	$15,538	$(849,637)	$1,841,910

Liabilities member's interest
Accounts payable, accrued expenses and other liabilities	$12,467	$42,027	$290	$—	$54,784
Intercompany payable	—	—	171	(171)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	12,467	—	(12,467)	—
Intercompany lease payable	—	—	10,211	(10,211)	—
Deferred income taxes, net	—	97,595	1,736	—	99,331
Debt and capital lease obligations	300,000	864,137	—	—	1,164,137

Total liabilities	312,467	1,316,226	12,408	(322,849)	1,318,252
Total member's interest	523,658	523,658	3,130	(526,788)	523,658

Total liabilities and member's interest	$836,125	$1,839,884	$15,538	$(849,637)	$1,841,910

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statements of Operations
and Comprehensive (Loss) Income
For The Year Ended December 31, 2013

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total Revenue	$—	$512,351	$3,207	$(314)	$515,244
Direct operating expenses	—	289,726	41	—	289,767
Selling, general and administrative expenses	—	57,303	728	—	58,031
Depreciation expense	—	71,120	671	—	71,791
Provision for doubtful accounts	—	11,369	—	—	11,369
Impairment of leasing equipment	—	5,857	—	—	5,857
Loss on modification and extinguishment of debt and capital lease obligations	—	904	—	—	904
Interest expense	33,000	91,083	323	(33,321)	91,085
Interest income	(33,000)	(294)	—	33,007	(287)
Equity in earnings of subsidiary	29,353	(613)	—	(28,740)	—
Other income, net	—	(2,069)	(5)	—	(2,074)

Total expenses	29,353	524,386	1,758	(29,054)	526,443
(Loss) income before provision for income taxes	(29,353)	(12,035)	1,449	28,740	(11,199)
Provision for income taxes	—	17,318	836	—	18,154

Net (loss) income	(29,353)	(29,353)	613	28,740	(29,353)

Unrealized gain on derivative instruments, net of tax of ($1,313)	—	2,020	—	—	2,020
Derivative loss reclassified into earnings, net of tax of ($7,774)	—	12,204	—	—	12,204
Foreign currency translation loss, net of tax of $398	—	(596)	—	—	(596)

Total other comprehensive income	—	13,628	—	—	13,628

Total comprehensive (loss) income	$(29,353)	$(15,725)	$613	$28,740	$(15,725)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statement of Cash Flows
For The Year Ended December 31, 2013

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$64,539	$(184)	$2,401	$66,756
Investing activities:
Proceeds from sale of leasing equipment	—	7,066	—	—	7,066
Collections on net investment in direct finance leases, net of interest earned	—	8,107	—	(2,401)	5,706
Purchase of leasing equipment	—	(141,113)	—	—	(141,113)
Purchase of fixed asset	—	(4,225)	—	—	(4,225)

Net cash used in investing activities	—	(130,165)	—	(2,401)	(132,566)
Financing activities:
Proceeds from long-term debt	—	142,000	—	—	142,000
Repayment of long-term debt	—	(87,290)	—	—	(87,290)
Cash paid for debt issuance fees	—	(2,267)	—	—	(2,267)
Excess tax benefits—restricted shares	—	73	—	—	73
Repurchase of shares from employees	—	(820)	—	—	(820)

Net cash provided by financing activities	—	51,696	—	—	51,696
Effect of changes in exchange rates on cash and cash equivalents	—	(599)	—	—	(599)

Net decrease in cash and cash equivalents	—	(14,529)	(184)	—	(14,713)
Cash and cash equivalents, beginning of period	—	25,837	719	—	26,556

Cash and cash equivalents, end of period	$—	$11,308	$535	$—	$11,843

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Balance Sheet
December 31, 2012

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$25,837	$719	$—	$26,556
Accounts receivable, net	—	80,024	596	—	80,620
Net investment in direct finance leases	—	52,310	—	(11,581)	40,729
Leasing equipment, net of accumulated depreciation	—	1,311,098	14,285	—	1,325,383
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	7,274	—	(5,578)	1,696
Intercompany interest receivable	13,017	—	—	(13,017)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	538,907	2,876	—	(541,783)	—
Other assets	—	40,333	1,239	—	41,572

Total assets	$851,924	$1,771,659	$16,839	$(871,959)	$1,768,463

Liabilities and member's interest
Accounts payable, accrued expenses and other liabilities	$13,017	$34,078	$220	$—	$47,315
Intercompany payable	—	—	1,175	(1,175)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	13,017	—	(13,017)	—
Intercompany lease payable	—	—	11,581	(11,581)	—
Deferred income	—	275	—	—	275
Deferred income taxes, net	—	72,582	987	—	73,569
Debt and capital lease obligations	300,000	808,397	—	—	1,108,397

Total liabilities	313,017	1,228,349	13,963	(325,773)	1,229,556
Total member's interest	538,907	543,310	2,876	(546,186)	538,907

Total liabilities and member's interest	$851,924	$1,771,659	$16,839	$(871,959)	$1,768,463

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statements of Operations
and Comprehensive (Loss) Income
For The Year Ended December 31, 2012

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total Revenue	$—	$412,181	$2,723	$(311)	$414,593
Direct operating expenses	—	214,085	40	—	214,125
Selling, general and administrative expenses	—	45,498	540	—	46,038
Depreciation expense	—	65,441	611	—	66,052
Provision for doubtful accounts	—	4,137	—	—	4,137
Impairment of leasing equipment	—	6,506	—	—	6,506
Loss on modification and extinguishment of debt and capital lease obligations	—	8,850	—	—	8,850
Interest expense	13,017	75,101	315	(13,331)	75,102
Interest income	(13,017)	(145)	—	13,019	(143)
Non-cash settlement of intercompany obligation	—	(6,367)	—	6,367	—
Equity in earnings of subsidiary	3,090	(1,123)	—	(1,967)	—
Other income, net	—	(309)	(500)	—	(809)

Total expenses	3,090	411,674	1,006	4,088	419,858
(Loss) income before (benefit) provision for income taxes	(3,090)	507	1,717	(4,399)	(5,265)
(Benefit) provision for income taxes	—	(2,769)	594	—	(2,175)

Net (loss) income	(3,090)	3,276	1,123	(4,399)	(3,090)

Unrealized loss on derivative instruments, net of tax of $4,462	—	(6,772)	—	—	(6,772)
Derivative loss reclassified into earnings, net of tax of ($4,757)	—	6,261	—	—	6,261
Foreign currency translation gain, net of tax of ($195)	—	158	—	—	158

Total other comprehensive loss	—	(353)	—	—	(353)

Total comprehensive (loss) income	$(3,090)	$2,923	$1,123	$(4,399)	$(3,443)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statement of Cash Flows
For The Year Ended December 31, 2012

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(7,820)	$242	$(693)	$(8,271)
Investing activities:
Proceeds from sale of leasing equipment	—	2,689	—	—	2,689
Collections on net investment in direct finance leases, net of interest earned	—	7,836	—	—	7,836
Disbursement related to intercompany note	(300,000)	—	—	300,000	—
Purchase of leasing equipment	—	(102,989)	—	—	(102,989)
Purchase of fixed assets	—	(588)	—	—	(588)

Net cash used in investing activities	(300,000)	(93,052)	—	300,000	(93,052)
Financing activities:
Proceeds from long-term debt	300,000	932,397	—	(300,000)	932,397
Repayment of long-term debt	—	(800,738)	—	—	(800,738)
Cash paid for debt issuance fees	—	(32,588)	—	—	(32,588)
Dividend paid	—	—	(693)	693	—
Capital contribution from parent	—	3,616	—	—	3,616
Investment in parent	—	(3,616)	—	—	(3,616)
Repurchase of shares from employees	—	(307)	—	—	(307)

Net cash (used in) provided by financing activities	300,000	98,764	(693)	(299,307)	98,764
Effect of changes in exchange rates on cash and cash equivalents	—	110	—	—	110

Net decrease in cash and cash equivalents	—	(1,998)	(451)	—	(2,449)
Cash and cash equivalents, beginning of period	—	27,835	1,170	—	29,005

Cash and cash equivalents, end of period	$—	$25,837	$719	$—	$26,556

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statements of Operations
and Comprehensive (Loss) Income
For The Year Ended December 31, 2011

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total Revenue	$—	$338,700	$745	$(101)	$339,344
Direct operating expenses	—	171,936	139	—	172,075
Selling, general and administrative expense	—	39,783	1,156	3	40,942
Depreciation expense	—	64,159	232	—	64,391
Provision for doubtful accounts	—	3,954	—	—	3,954
Impairment of leasing equipment	—	1,544	—	—	1,544
Loss on modification and extinguishment of debt and capital lease obligations	—	733	—	—	733
Interest expense	—	65,834	108	(107)	65,835
Interest income	—	(639)	(1)	7	(633)
Equity in earnings of subsidiary	—	2,314	—	(2,314)	—
Other income, net	—	(2,595)	1,060	—	(1,535)

Total expenses	—	347,023	2,694	(2,411)	347,306
(Loss) income before (benefit) provision for income taxes	—	(8,323)	(1,949)	2,310	(7,962)
(Benefit) provision for income taxes	—	(4,419)	365	—	(4,054)

Net (loss) income	—	(3,904)	(2,314)	2,310	(3,908)

Unrealized loss on derivative instruments, net of tax of $7,768	—	(11,507)	—	—	(11,507)
Derivative loss reclassified into earnings, net of tax of ($1,603)	—	2,490	—	—	2,490
Foreign currency translation gain, net of tax of ($2) and ($425), respectively	—	5	637	—	642

Total other comprehensive (loss) income	—	(9,012)	637	—	(8,375)

Total comprehensive (loss) income	$—	$(12,916)	$(1,677)	$2,310	$(12,283)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statement of Cash Flows
For The Year Ended December 31, 2011

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$41,224	$(3,782)	$(4,910)	$32,532
Investing activities:
Proceeds from sale of leasing equipment	—	5,803	—	—	5,803
Collections on net investment in direct finance leases, net of interest earned	—	12,191	—	—	12,191
Decrease in restricted cash	—	6,060	—	—	6,060
Purchase of leasing equipment	—	(31,707)	—	—	(31,707)
Purchase of fixed assets	—	(823)	—	—	(823)

Net cash used in investing activities	—	(8,476)	—	—	(8,476)
Financing activities:
Proceeds from long-term debt	—	111,704	—	—	111,704
Repayment of long-term debt	—	(143,743)	—	—	(143,743)
Cash paid for debt issuance fees	—	(1,964)	—	—	(1,964)
Dividend paid	—	—	(4,910)	4,910	—

Net cash (used in) provided by financing activities	—	(34,003)	(4,910)	4,910	(34,003)
Effect of changes in exchange rates on cash and cash equivalents	—	275	—	—	275

Net decrease in cash and cash equivalents	—	(980)	(8,692)	—	(9,672)
Cash and cash equivalents, beginning of period	—	28,815	9,862	—	38,677

Cash and cash equivalents, end of period	$—	$27,835	$1,170	$—	$29,005

18. Subsequent Events

        During January and February of 2014, the Company purchased a total of 3,055 units from three shipping line customers for $14,689 and sold a total of 1,139 units to two transportation companies for $6,481. In addition, in early March, the Company exercised purchase options from maturing capital leases for an aggregate price of $7,039.

SCHEDULE II
TRAC Intermodal LLC
Valuation and Qualifying Accounts
Years ended December 31, 2013, 2012 and 2011

Allowance for Doubtful Accounts	Beginning Balance	Additions (Reversals)	(Write-offs) Reversals	Other	Ending Balance
For the year ended December 31, 2013	$7,325	$11,369	$(6,214)	$(5)	$12,475
For the year ended December 31, 2012	$4,640	$5,437	$(2,760)	$8	$7,325
For the year ended December 31, 2011	$1,002	$3,954	$(309)	$(7)	$4,640