Form 10-Q
period 2014-03-31
TRAC Intermodal LLC
filed 2014-05-12
CIK 1570774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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

TRAC Intermodal LLC and Subsidiaries

Form 10-Q

Forward-looking statements

This report contains forward-looking statements within the meaning of the U.S. federal securities laws. Forward-looking statements include, without limitation, statements concerning plans, objectives, goals, projections, strategies, future events or performance, and underlying assumptions and other statements, which are not statements of historical facts. Forward looking statements may be identified by the use of words like “expect,” “anticipate,” “intend,” “forecast,” “outlook,” “will,” “may,” “might,” “potential,” “likely,” “target,” “plan,” “contemplate,” “seek,” “attempt,” “should,” “could,” “would” or expressions of similar meaning. Forward-looking statements reflect management’s good faith evaluation of information currently available and are based on its current expectations and assumptions regarding its business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Specific factors that may impact performance or other predictions of future actions have, in many but not all cases, been identified in connection with specific forward-looking statements. TRAC Intermodal LLC’s (the “Company,” “we” or “TRAC”) actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. We caution you therefore against relying on any of these forward-looking statements.

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

•                                          expansion of the Company’s business to provide logistics services and service centers;

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

Forward-looking statements (continued)

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$6,115	$11,843
Accounts receivable, net of allowance of $14,728 and $12,475, respectively	115,076	113,138
Net investment in direct finance leases	21,668	25,026
Leasing equipment, net of accumulated depreciation of $376,227 and $365,429, respectively	1,387,038	1,394,088
Goodwill	251,907	251,907
Other assets	46,483	45,908
Total assets	$1,828,287	$1,841,910

Liabilities and member’s interest
Liabilities
Accounts payable	$14,146	$12,092
Accrued expenses and other liabilities	32,740	42,692
Deferred income taxes, net	104,713	99,331
Debt and capital lease obligations:
Due within one year	37,743	34,029
Due after one year	1,107,728	1,130,108
Total debt and capital lease obligations	1,145,471	1,164,137
Total liabilities	1,297,070	1,318,252

Commitments and contingencies (Note 7)	—	—

Member’s interest
Member’s interest	567,116	562,006
Accumulated other comprehensive loss	(35,899)	(38,348)
Total member’s interest	531,217	523,658
Total liabilities and member’s interest	$1,828,287	$1,841,910

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
Revenues
Equipment leasing revenue	$131,369	$107,547
Finance revenue	595	1,010
Other revenue	7,687	9,342
Total revenues	139,651	117,899

Expenses
Direct operating expenses	66,833	61,003
Selling, general and administrative expenses	18,569	13,514
Depreciation expense	18,504	17,274
Provision for doubtful accounts	3,457	2,156
Impairment of leasing equipment	1,126	2,133
Loss on modification and extinguishment of debt and capital lease obligations	22	647
Interest expense	22,216	22,722
Interest income	(24)	(2)
Other income, net	(382)	(798)
Total expenses	130,321	118,649

Income (loss) before provision (benefit) for income taxes	9,330	(750)
Provision (benefit) for income taxes	3,856	(315)
Net income (loss)	$5,474	$(435)

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2014	2013

Net income (loss)	$5,474	$(435)
Unrealized loss on derivative instruments, net of tax of $89 and $180, respectively	(136)	(279)
Derivative loss reclassified into earnings, net of tax of ($1,814) and ($2,049), respectively	2,792	3,168
Foreign currency translation loss, net of tax of $130 and $102, respectively	(207)	(155)
Total other comprehensive income, net of tax	2,449	2,734
Total comprehensive income	$7,923	$2,299

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$5,474	$(435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,560	17,339
Provision for doubtful accounts	3,457	2,156
Amortization of deferred financing fees	1,574	1,519
Loss on modification and extinguishment of debt and capital lease obligations	22	647
Derivative loss reclassified into earnings	4,606	5,217
Ineffective portion of cash flow hedges	(21)	—
Impairment of leasing equipment	1,126	2,133
Share-based compensation	218	281
Deferred income taxes, net	3,157	(468)
Other, net	(384)	(73)
Changes in assets and liabilities:
Accounts receivable	(5,456)	(12,388)
Other assets	(2,132)	(1,867)
Accounts payable	2,054	2,776
Accrued expenses and other liabilities	(9,304)	(12,422)
Net cash provided by operating activities	22,951	4,415

Cash flows from investing activities
Proceeds from sale of leasing equipment	6,042	835
Collections on net investment in direct finance leases, net of interest earned	1,187	1,460
Purchase of leasing equipment	(15,777)	(33,478)
Purchase of fixed assets	(631)	(783)
Net cash used in investing activities	(9,179)	(31,966)

Cash flows from financing activities
Proceeds from long-term debt	22,000	56,000
Repayments of long-term debt	(40,744)	(31,908)
Cash paid for debt issuance fees	—	(749)
Repurchase of indirect parent shares from employees	(585)	(470)
Net cash (used in) provided by financing activities	(19,329)	22,873

Effect of changes in exchange rates on cash and cash equivalents	(171)	(131)
Net decrease in cash and cash equivalents	(5,728)	(4,809)
Cash and cash equivalents, beginning of year	11,843	26,556
Cash and cash equivalents, end of period	$6,115	$21,747
Supplemental disclosures of cash flow information
Cash paid for interest	$24,075	$24,778
Cash paid for taxes, net	$814	$255

See accompanying notes

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

1.              Description of the Business and Basis of Presentation

The accompanying consolidated financial statements of TRAC Intermodal LLC (the “Company,” “we,” “our” or “TRAC”) are unaudited and have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 and with the information contained in other publicly-available filings with the SEC.

TRAC is an intermodal chassis solutions provider for domestic and international transportation companies in North America.  Its principal business is providing marine and domestic chassis on both long and short-term leases or rental agreements to a diversified customer base including the world’s leading shipping lines, Class I railroads, major U.S. intermodal transportation companies and motor carriers. The Company and its subsidiaries conduct business principally in one industry, the leasing of intermodal transportation equipment. The Company has two reportable segments, the Marine Market segment and the Domestic Market segment. The Company purchases equipment directly from manufacturers and shipping lines as well as through lease agreements, some of which qualify as capital leases. Primarily all of the Company’s revenues and long-lived assets are attributable to the United States.

TRAC is a Delaware limited liability company that was formed on July 12, 2012 in connection with the issuance of Senior Secured Notes offered in the Offering Memorandum related thereto dated August 2, 2012.  The Company conducts its business through its 100% owned subsidiary, Interpool, Inc. (“Interpool”) and its consolidated subsidiaries.  TRAC is ultimately owned by Seacastle Inc. (“Seacastle”). Seacastle is owned by private equity funds that are managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and by employees of affiliates of Seacastle. Interpool was founded in 1968 as an operating lessor servicing the intermodal transportation equipment industry. Interpool was listed on The New York Stock Exchange as a public company in 1993 and was acquired and taken private by Seacastle in July 2007.

New Accounting Standards

No new accounting pronouncements issued or effective during 2014 had or are expected to have a material impact on the Company’s consolidated financial statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

2. Leasing Activity

Equipment Leasing Revenue

The Company has non-cancelable operating leases for its leasing equipment. At March 31, 2014, future minimum lease revenue under these agreements is estimated as follows:

2014	$76,925
2015	69,975
2016	41,824
2017	29,229
2018	3,193
Thereafter	2,457
$223,603

Finance Revenue

At March 31, 2014, receivables under direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2014	$6,992	$1,514	$5,478
2015	4,704	1,497	3,207
2016	3,840	1,158	2,682
2017	10,409	440	9,969
2018	151	42	109
Thereafter	322	99	223
	$26,418	$4,750	$21,668

As of December 31, 2013, the Company had total lease receivables, unearned lease income and net lease receivables of $31,655, $6,629 and $25,026, respectively.  As of March 31, 2014 and December 31, 2013, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $11,170 and $11,923, respectively.  The unguaranteed residual values are reflected in “Total Lease Receivables” above.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	March 31,	December 31,
	2014	2013
Total leasing equipment	$1,763,265	$1,759,517
Less accumulated depreciation	(376,227)	(365,429)
Leasing equipment, net of accumulated depreciation	$1,387,038	$1,394,088

Leasing equipment includes assets recorded under capital leases of $229,725 and $253,639 with accumulated depreciation of $56,973 and $59,424 at March 31, 2014 and December 31, 2013, respectively.

During January and February of 2014, the Company purchased a total of 3,055 units from three shipping line customers for $14,689 and sold a total of 1,139 units to two transportation companies for $6,481.

4. Impairment of Leasing Equipment

Impairment of leasing equipment amounted to $1,126 and $2,133 for the three months ended March 31, 2014 and 2013, respectively.  The decrease in impairment charges reflected during 2014 was primarily due to a lesser number of end-of-life chassis impaired in the first quarter of 2014 as compared to the first quarter of 2013 of $1,411, partially offset by write-downs of $335 associated with axle sets and chassis determined to be unsuitable for the remanufacturing program.

5. Borrowings

The following is a summary of the Company’s borrowings:

	March 31,	December 31,
	2014	2013
Senior Secured 11% Notes	$300,000	$300,000
ABL Facility	707,000	713,000
Loans Payable CIMC	18,706	19,278
Capital lease obligations	119,765	131,859
Total debt	1,145,471	1,164,137
Less current maturities	(37,743)	(34,029)
Long-term debt, less current maturities	$1,107,728	$1,130,108

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

5. Borrowings (continued)

The Company’s debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 6.11% for the year ended December 31, 2013.  For the three months ended March 31, 2014 and 2013, the weighted-average interest rate was 6.05% and 6.24%, respectively.  The weighted-average interest rates disclosed are calculated as “all-in” rates which include cash interest expense and amortization of agents’ fees and deferred financing fees.

In early March, 2014, the Company exercised purchase options from maturing capital leases for an aggregate price of $7,039.

6. Derivatives and Hedging Activities

In the normal course of business, the Company utilizes interest rate derivatives to manage its exposure to interest rate risks. Through the utilization of interest rate derivatives, the Company receives floating rate payments in exchange for fixed rate payments, effectively converting its floating rate debt to a fixed rate.  If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. The Company’s interest rate derivative qualifies and has been designated as a cash flow hedge.  For the effective portion of the derivative gain or loss, changes in fair value are recorded in Accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings.  The ineffective portion of the derivative gain or loss is recorded in Interest expense in the Consolidated Statements of Operations.

On January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument.  The Company receives one month LIBOR with interest payable at a rate of 0.756% on the notional amount.  At March 31, 2014, one month LIBOR was 0.152%.  The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

The company’s interest rate derivative involves counterparty credit risk.  As of March 31, 2014, the Company does not anticipate its counterparty will fail to meet their obligation.  As of March 31, 2014, there are no credit risk related contingent features in the Company’s derivative agreement.  For additional disclosures related to derivative instruments, see Notes 9 and 13 to the consolidated financial statements.

The Company held the following interest rate derivative as of March 31, 2014:

	Notional	Effective	Maturity	Floating	Fixed Leg	Fair
Hedged Item	Amount	Date	Date	Rate	Interest Rate	Value Gain(a)
ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$3,210

(a)         This interest rate derivative is recorded in Other Assets in the Consolidated Balance Sheets.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

6. Derivative and Hedging Activities (continued)

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
March 31, 2014	$300,000	0.756%	3.28 years
December 31, 2013	$300,000	0.756%	3.53 years

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the consolidated financial statements for the periods indicated:

		Effective Portion			Ineffective Portion
	Derivative Instruments	Change in Unrealized Loss Recognized in OCI on Derivatives (a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income (b)	Classification of Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative (c)

Three Months ended March 31, 2014	Interest rate derivatives	$(409)	Interest expense	$3,065	Interest expense	$(21)

Three Months ended March 31, 2013	Interest rate derivatives	$(435)	Interest expense	$3,324	Interest expense	$—

(a)

This represents the change in the fair market value of the Company’s interest rate derivatives, net of tax, offset by the amount of actual cash paid related to the net settlements of the interest rate derivatives, net of tax.

(b)

This represents the amount of actual cash paid, net of tax, related to the net settlements of the interest rate derivatives plus any effective amortization of deferred losses on the Company’s terminated derivative, net of tax.

	Three Months ended
	March 31,
	2014	2013

Net settlements of interest rate derivative, net of tax of ($177) and ($101), respectively	$273	$156
Amortization of terminated derivatives, net of tax of ($1,814) and ($2,049), respectively	2,792	3,168
	$3,065	$3,324

(c)	Amount impacting income not related to AOCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

6. Derivatives and Hedging Activities (continued)

The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the three months ended March 31, 2014 and 2013:

Hedged	Original Maximum Notional	Effective	Maturity	Fixed	Termination De-designation	Deferred Loss Upon	Un- amortized Deferred (Gain) or Loss at March 31,	Amount of Deferred Loss Amortized (including Accelerated Amortization) into Interest Expense for the Three Months Ended March 31,		Amount of Deferred Loss Expected to be Amortized Over the Next Twelve
Item	Amount	Date	Date	Rate %	Date	Termination	2014	2014	2013	Months

(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$(2)	$4	$12	$6
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	4	18	46	29
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	111	89	108	111
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	30	14	17	30
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	93	46	63	93
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	1,711	—	—	325
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	1,526	—	—	332
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	(107)	(59)	2	(106)
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	(148)	(19)	54	(148)
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(149)	(15)	(13)	(62)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(527)	(60)	(42)	(245)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	185	150	248	185
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	871	133	194	429
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	3,510	612	809	1,929
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	1,975	1,462	1,306	1,975
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	4,930	1,648	1,873	4,930
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	1,377	583	540	1,376
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	46,372	—	—	7,911
Total						$127,529	$61,762	$4,606	$5,217	$19,100

(a)                                     This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)                                    This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)                                     This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)                                    This hedged item is referred to as Chassis Financing Program, Portfolio A

The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $1,039 (which is net of tax of $676) and amortization of deferred losses on the Company’s terminated derivatives of $11,577 (which is net of tax of $7,523).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

7. Commitments and Contingencies

Purchase Commitments

At March 31, 2014, commitments for capital expenditures for leasing equipment totaled approximately $3,979, all of which was committed for 2014.

Lease Commitments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2019. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of March 31, 2014, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was $8,917.

8.  Income Taxes

The consolidated income tax provision (benefit) for the three months ended March, 31, 2014 and 2013 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ended December 31, 2014 and 2013, respectively.  For the three months ended March 31, 2014, the Company recorded a tax provision of $3,856, reflecting a 41.3% effective tax rate.  This compares to a tax benefit of $315, reflecting a 42.0% effective tax rate for the three months ended March 31, 2013.  The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to Canadian and Mexican tax provisions.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

9. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss (“AOCI”) includes the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gains and losses primarily relating to the Company’s Canadian operation.

For the three months ended March 31, 2014, the components of AOCI, net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$2,020	$(40,226)	$(142)	$(38,348)
Current-period other comprehensive income (loss)	(136)	2,792	(207)	2,449
Balance, March 31, 2014	$1,884	$(37,434)	$(349)	$(35,899)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income for the three months ended March 31, 2014:

	Income Statement Line Item	Three Months Ended March 31, 2014
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest expense	$4,606
Related income tax benefit	Benefit for income taxes	(1,814)
Net loss reclassified out of AOCI		$2,792

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

10. Share-Based Payment

A summary of the restricted shares of SCT Chassis, Inc. under the Company’s share-based compensation plan is as follows.  All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at January 1, 2014	352,443	$6.61	$2,328
Granted	—	—	—
Forfeited	(10,000)	6.17	(62)
Vested	(138,956)	6.58	(914)
Non-vested at March 31, 2014	203,487	$6.65	$1,352

The Company recorded share-based compensation expense for the three months ended March 31, 2014 and 2013 of $218 and $281, respectively. Compensation expense is recorded as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation expense was approximately $1,094 at March 31, 2014, which is expected to be recognized over the remaining weighted-average vesting period of 1.5 years.

The Management Shareholder Agreements also provide for additional grants of 1,190,000 restricted shares upon the achievement of certain performance conditions or a certain market condition following a liquidity event.  No compensation expense has been recorded related to these shares since achievement of these conditions is not considered probable.

Share Repurchases

During the three months ended March 31, 2014, Interpool purchased 65,320 shares of SCT Chassis, Inc. common stock from employees to meet their minimum statutory withholding requirement upon share vesting and to repurchase shares from an employee upon termination. The cost of these shares was $585 and is included in Member’s interest on the Consolidated Balance Sheets.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information

The Company’s principal business operations consist of the leasing of international and domestic chassis. The Company provides such services to its customers through two operating and reportable segments, the Marine Market segment and the Domestic Market segment. The reportable segments are based on the chassis markets that are served by the Company.

The Company evaluates segment performance and allocates resources to them primarily based upon Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income, remanufacturing expenses, non-cash share-based compensation and principal collections on direct finance leases. Adjusted EBITDA is not a measure recognized under U.S. GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help the Company meet its current financial goals and optimize its financial performance. Accordingly, the Company believes this metric measures its financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization.

The following tables show segment information for the three months ended March 31, 2014 and 2013.

Three Months ended March 31, 2014	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$10,149	$5,154	$—	$15,303
Pool revenue	80,778	35,288	—	116,066
All other revenue	4,959	2,372	951	8,282
Total revenue	$95,886	$42,814	$951	$139,651
Adjusted EBITDA	32,888	25,472	(6,163)	52,197
Depreciation expense	9,021	7,634	1,849	18,504
Net investment in direct finance leases	21,518	150	—	21,668
Leasing equipment	749,753	462,392	174,892	1,387,038
Capital expenditures for long-lived assets	14,910	867	631	16,408

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

Three Months ended March 31, 2013	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$14,593	$4,523	$—	$19,116
Pool revenue	57,019	31,412	—	88,431
All other revenue	4,205	1,354	4,793	10,352
Total revenue	$75,817	$37,289	$4,793	$117,899
Adjusted EBITDA	25,532	18,488	(1,053)	42,967
Depreciation expense	8,189	7,413	1,672	17,274
Net investment in direct finance leases	38,121	197	—	38,318
Leasing equipment	690,501	490,323	158,542	1,339,366
Capital expenditures for long-lived assets	7,041	26,437	783	34,261

The following are reconciliations of Adjusted EBITDA to the Company’s net income (loss) for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Adjusted EBITDA	$52,197	$42,967
Principal collections on direct finance leases, net of interest earned	(1,187)	(1,460)
Non-cash share-based compensation	(218)	(281)
Interest expense	(22,216)	(22,722)
Depreciation expense	(18,504)	(17,274)
Impairment of leasing equipment	(1,126)	(2,133)
Loss on modification and extinguishment of debt and capital lease obligations	(22)	(647)
Other income, net	382	798
Interest income	24	2
Income (loss) before provision (benefit) for income taxes	9,330	(750)
Provision (benefit) for income taxes	3,856	(315)
Net income (loss)	$5,474	$(435)

Geographic Information

Primarily all of the Company’s revenues and long lived assets are attributable to the United States, the Company’s country of domicile.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

12. Related Party Transactions

Management, Facility Fees and Chassis Leasing

The Company incurs charges from Seacastle for facility fees.  The Company also charges management fees to a subsidiary of Seacastle for expenses incurred and services performed on its behalf.  For the three months ended March 31, 2014 and 2013, the above activity resulted in income for the Company, on a net basis, of $24 and $74, respectively.  These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company has a net receivable from affiliates of $1,679 and $1,823 at March 31, 2014 and December 31, 2013, respectively, which is included in Other assets on the Consolidated Balance Sheets.

The Company also leases chassis to the Florida East Coast Railway (“FEC”) under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress. For the three months ended March 31, 2014 and 2013, the Company recorded chassis leasing revenue from FEC of $370 and $216, respectively.  These amounts are recorded in Equipment leasing revenue on the Consolidated Statements of Operations.

13. Fair Value of Financial Instruments

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of March 31,	Fair Value Measurement as of March 31, 2014 using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$6,115	$6,115	$—	$—
Derivative instruments	3,210	—	3,210	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2013 using Fair Value Hierarchy
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$11,843	$11,843	$—	$—
Derivative instruments	3,414	—	3,414	—

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13. Fair Value of Financial Instruments (continued)

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

Debt:  The Company’s debt consists of fixed and floating rate instruments. Variable interest rate debt was $429,465 as of March 31, 2014 and $436,162 as of December 31, 2013.  Accordingly, the Company’s variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $716,006 as of March 31, 2014 and $727,975 as of December 31, 2013.  Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13. Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Total debt and capital lease obligations	$(1,145,471)	$(1,192,990)	$(1,164,137)	$(1,205,298)

14. Guarantor Financial Information

On August 9, 2012, TRAC Intermodal LLC along with TRAC Intermodal Corp., entered into a purchase agreement pursuant to which it sold $300,000 aggregate principal amount of the Senior Secured 11% Notes. Concurrent with the offering of the notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the SEC to offer exchange notes with terms substantially identical in to the Original Notes. The exchange offer to exchange the Original Notes for notes which have been registered under the Securities Act of 1933, as amended (the “Securities Act”), commenced on June 6, 2013, expired on July 5, 2013 and closed on July 10, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date 100% of the Original Notes were validly tendered for exchange.  The notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Company.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

March 31, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$4,802	$1,313	$—	$6,115
Accounts receivable, net	—	114,525	551	—	115,076
Net investment in direct finance leases	—	31,578	—	(9,910)	21,668
Leasing equipment, net of accumulated depreciation	—	1,373,802	13,236	—	1,387,038
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	1,845	—	(166)	1,679
Intercompany interest receivable	4,217	—	—	(4,217)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	531,217	3,354	—	(534,571)	—
Other assets	—	44,497	307	—	44,804
Total assets	$835,434	$1,826,310	$15,407	$(848,864)	$1,828,287
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$4,217	$42,606	$63	$—	$46,886
Intercompany payable	—	—	166	(166)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	4,217	—	(4,217)	—
Intercompany lease payable	—	—	9,910	(9,910)	—
Deferred income taxes, net	—	102,799	1,914	—	104,713
Debt and capital lease obligations	300,000	845,471	—	—	1,145,471
Total liabilities	304,217	1,295,093	12,053	(314,293)	1,297,070
Total member’s interest	531,217	531,217	3,354	(534,571)	531,217
Total liabilities and member’s interest	$835,434	$1,826,310	$15,407	$(848,864)	$1,828,287

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended March 31, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$138,950	$774	$(73)	$139,651
Direct operating expenses	—	66,823	10	—	66,833
Selling, general and administrative expenses	—	18,444	125	—	18,569
Depreciation expense	—	18,337	167	—	18,504
Provision for doubtful accounts	—	3,457	—	—	3,457
Impairment of leasing equipment	—	1,126	—	—	1,126
Loss on modification and extinguishment of debt and capital lease obligations	—	22	—	—	22
Interest expense	8,250	22,216	73	(8,323)	22,216
Interest income	(8,250)	(24)	—	8,250	(24)
Equity in earnings of subsidiary	(5,474)	(224)	—	5,698	—
Other income, net	—	(382)	—	—	(382)
Total (income) expense	(5,474)	129,795	375	5,625	130,321
Income (loss) before provision for income taxes	5,474	9,155	399	(5,698)	9,330
Provision for income taxes	—	3,681	175	—	3,856
Net income (loss)	5,474	5,474	224	(5,698)	5,474
Unrealized loss on derivative instruments, net of tax of $89	—	(136)	—	—	(136)
Derivative loss reclassified into earnings, net of tax of ($1,814)	—	2,792	—	—	2,792
Foreign currency translation loss, net of tax of $130	—	(207)	—	—	(207)
Total other comprehensive income	—	2,449	—	—	2,449
Total comprehensive income (loss)	$5,474	$7,923	$224	$(5,698)	$7,923

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$21,800	$777	$374	$22,951
Investing activities:
Proceeds from sale of leasing equipment	—	6,042	—	—	6,042
Collections on net investment in direct finance leases, net of interest earned	—	1,561	—	(374)	1,187
Purchase of leasing equipment	—	(15,777)	—	—	(15,777)
Purchase of fixed assets	—	(631)	—	—	(631)
Net cash used in investing activities	—	(8,805)	—	(374)	(9,179)
Financing activities:
Proceeds from long-term debt	—	22,000	—	—	22,000
Repayments of long-term debt	—	(40,744)	—	—	(40,744)
Repurchase of indirect parent shares from employees	—	(585)	—	—	(585)
Net cash used in financing activities	—	(19,329)	—	—	(19,329)
Effect of changes in exchange rates on cash and cash equivalents	—	(172)	1	—	(171)
Net (decrease) increase in cash and cash equivalents	—	(6,506)	778	—	(5,728)
Cash and cash equivalents, beginning of period	—	11,308	535	—	11,843
Cash and cash equivalents, end of period	$—	$4,802	$1,313	$—	$6,115

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

December 31, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$11,308	$535	$—	$11,843
Accounts receivable, net	—	112,550	588	—	113,138
Net investment in direct finance leases	—	35,237	—	(10,211)	25,026
Leasing equipment, net of accumulated depreciation	—	1,380,685	13,403	—	1,394,088
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	1,994	—	(171)	1,823
Intercompany interest receivable	12,467	—	—	(12,467)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	523,658	3,130	—	(526,788)	—
Other assets	—	43,073	1,012	—	44,085
Total assets	$836,125	$1,839,884	$15,538	$(849,637)	$1,841,910
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$12,467	$42,027	$290	$—	$54,784
Intercompany payable	—	—	171	(171)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	12,467	—	(12,467)	—
Intercompany lease payable	—	—	10,211	(10,211)	—
Deferred income taxes, net	—	97,595	1,736	—	99,331
Debt and capital lease obligations	300,000	864,137	—	—	1,164,137
Total liabilities	312,467	1,316,226	12,408	(322,849)	1,318,252
Total member’s interest	523,658	523,658	3,130	(526,788)	523,658
Total liabilities and member’s interest	$836,125	$1,839,884	$15,538	$(849,637)	$1,841,910

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

14.  Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended March 31, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$117,191	$791	$(83)	$117,899
Direct operating expenses	—	60,992	11	—	61,003
Selling, general and administrative expenses	—	13,271	243	—	13,514
Depreciation expense	—	17,105	169	—	17,274
Provision for doubtful accounts	—	2,156	—	—	2,156
Impairment of leasing equipment	—	2,133	—	—	2,133
Loss on modification and extinguishment of debt and capital lease obligations	—	647	—	—	647
Interest expense	8,250	22,721	86	(8,335)	22,722
Interest income	(8,250)	(4)	—	8,252	(2)
Equity in earnings of subsidiary	435	(121)	—	(314)	—
Other income, net	—	(794)	(4)	—	(798)
Total expenses	435	118,106	505	(397)	118,649
(Loss) income before (benefit) provision for income taxes	(435)	(915)	286	314	(750)
(Benefit) provision for income taxes	—	(480)	165	—	(315)
Net (loss) income	(435)	(435)	121	314	(435)
Unrealized loss on derivative instruments, net of tax of $180	—	(279)	—	—	(279)
Derivative loss reclassified into earnings, net of tax of ($2,049)	—	3,168	—	—	3,168
Foreign currency translation loss, net of tax of $102	—	(155)	—	—	(155)
Total other comprehensive income	—	2,734	—	—	2,734
Total comprehensive (loss) income	$(435)	$2,299	$121	$314	$2,299

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$4,348	$(380)	$447	$4,415
Investing activities:
Proceeds from sale of leasing equipment	—	835	—	—	835
Collections on net investment in direct finance leases, net of interest earned	—	1,907	—	(447)	1,460
Purchase of leasing equipment	—	(33,478)	—	—	(33,478)
Purchase of fixed assets	—	(783)	—	—	(783)
Net cash used in investing activities	—	(31,519)	—	(447)	(31,966)
Financing activities:
Proceeds from long-term debt	—	56,000	—	—	56,000
Repayments of long-term debt	—	(31,908)	—	—	(31,908)
Cash paid for debt issuance fees	—	(749)	—	—	(749)
Repurchase of indirect parent shares from employees	—	(470)	—	—	(470)
Net cash provided by financing activities	—	22,873	—	—	22,873
Effect of changes in exchange rates on cash and cash equivalents	—	(131)	—	—	(131)
Net decrease in cash and cash equivalents	—	(4,429)	(380)	—	(4,809)
Cash and cash equivalents, beginning of period	—	25,837	719	—	26,556
Cash and cash equivalents, end of period	$—	$21,408	$339	$—	$21,747

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

15.  Subsequent Events

On April 15, 2014, the Company entered into an agreement with its lenders to amend the ABL facility.  The interest rate on the ABL Facility was decreased to LIBOR plus 2.25% from LIBOR plus 2.75%.  Additionally, the borrowing capacity under the ABL Facility was increased by $80,000 bringing the total commitment by lenders to $1,030,000.  Fees paid in connection with the increase were $1,880 and are being amortized over the remaining life of the loan.  A Current Report on Form 8-K was filed with the SEC on April 18, 2014 in connection with the amendment.

On May 8, 2014, the Company purchased 1,573 chassis from a shipping line customer for approximately $7,900.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. All dollar amounts discussed below are in thousands of U.S. dollars except per share amounts, or unless otherwise stated. The interim financial statements have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions.  Our actual results could differ materially from those anticipated in the “Forward-looking statements” set forth in this Quarterly Report on Form 10-Q as a result of many factors, including those included and discussed in “Forward-looking statements” and “Risk factors” set forth in PartI-Item 1A of our Annual Report on Form 10-K for fiscal year 2013 and elsewhere in this report.

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

Our fleet of equipment primarily consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of March 31, 2014, we owned, leased-in or managed a fleet of 309,430 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.41 billion.

We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

•              Marine Market segment—primarily serving shipping lines and motor carriers with 20’, 40’ and 45’ foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of March 31, 2014, our active fleet included 201,100 marine chassis.

•              Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53’ chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of March 31, 2014, our active fleet included 73,789 domestic chassis.

As of March 31, 2014, approximately 22%, 3%, and 75% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively. As of March 31, 2014, 35% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $250.0 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.  Our utilization rates are determined by the percentage of our total fleet that is on-hire divided by the total fleet, excluding chassis awaiting the remanufacture process.  As of March 31, 2014 and 2013, our utilization rates were 92.7% and 92.3%, respectively.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below summarizes our total fleet by type of lease as of March 31, 2014:

	Units		Net book value		Average	% of
Total fleet by lease type	# of units	% of total	$ in millions	% of total	age (in years)	On-hire fleet
Term lease	57,070	18	$292.2	21	13.0	22
Direct finance lease	6,373	2	21.7	1	11.7	3
Marine chassis pool	130,985	42	529.0	38	14.2	51
Domestic chassis pool	60,422	20	390.9	28	7.4	24
On-hire fleet	254,850	82	1,233.8	88	12.4	100
Available fleet	20,039	7	84.4	6	15.8
Active fleet	274,889	89	1,318.2	94	12.7
Units available for remanufacture	34,541	11	90.5	6
Total fleet	309,430	100	$1,408.7	100

Term lease products

Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership, and bear the risk of re-leasing the asset upon expiration of the lease.  For the three months ended March 31, 2014, our term lease renewal rate was approximately 98% with very little movement of assets from term arrangements to pool arrangements during the quarter.

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

Chassis pools

We operate and maintain domestic and marine chassis pools. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Because substantially all our major customers have regular shipments requiring chassis, many commit to subscription levels for minimum chassis usage to ensure sufficient chassis supply. As of March 31, 2014, 22% of chassis pool revenue was generated by such minimum usage arrangements.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marine chassis pools

We operate pools in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, West Coast and Midwest, using marine 20’, 40’ and 45’ chassis. As of March 31, 2014, we owned 116,408 units and managed 14,577 units owned and contributed by shipping lines for a total of 130,985 units. The net book value of our owned marine pool units amounted to $529.0 million as of March 31, 2014. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the three months ended March 31, 2014, approximately 6% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

We also operate pools for domestic 53’ chassis at railroad ramps throughout the United States. As of March 31, 2014, we had 60,422 units, including 8,349 that we lease-in, engaged in providing this service. The net book value of the domestic pool units that we own totaled $390.9 million, as of March 31, 2014. Currently, we have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies that operate standard-size domestic intermodal equipment. A large portion of our domestic units are leased under these contracts and under similar contracts with other customers and contain minimum chassis usage subscription levels. For the three months ended March 31, 2014, approximately 62% of domestic chassis pool revenue was generated under subscription arrangements.

Other revenue

Other revenue is derived from three primary sources: maintenance and repair service revenue, repositioning revenue and management services revenue.

Critical Accounting Policies

There have been no material changes in our critical accounting policies from those disclosed in our 2013 Annual Report on Form 10-K.  For discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 of our 2013 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of our consolidated results for the three months ended March 31, 2014 to the three months ended March 31, 2013

	Three Months Ended March 31,		Variance
	2014	2013	$ change	% change
Revenues:
Equipment leasing revenue	$131,369	$107,547	$23,822	22
Finance revenue	595	1,010	(415)	(41)
Other revenue	7,687	9,342	(1,655)	(18)
Total revenues	$139,651	$117,899	$21,752	18
Expenses:
Direct operating expenses	66,833	61,003	5,830	10
Selling, general and administrative expenses	18,569	13,514	5,055	37
Depreciation expense	18,504	17,274	1,230	7
Provision for doubtful accounts	3,457	2,156	1,301	60
Impairment of leasing equipment	1,126	2,133	(1,007)	(47)
Loss on modification and extinguishment of debt and capital lease obligations	22	647	(625)	(97)
Interest expense	22,216	22,722	(506)	(2)
Interest income	(24)	(2)	(22)	**
Other income, net	(382)	(798)	416	(52)
Total expenses	130,321	118,649	11,672	10
Income (loss) before provision (benefit) for income taxes	9,330	(750)	10,080	**
Provision (benefit) for income taxes	3,856	(315)	4,171	**
Net income (loss)	$5,474	$(435)	$5,909	**
Adjusted net income(1)	$9,348	$4,203	$5,145	122
Adjusted EBITDA(1)	$52,197	$42,967	$9,230	21

**                                  Not meaningful

(1)                                 For a reconciliation of Adjusted net (loss) income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures.

Revenues

Total Company revenue was $139.7 million for the three months ended March 31, 2014 compared to $117.9 million for the three months ended March 31, 2013, an increase of $21.8 million or 18%.

Equipment leasing revenue was $131.4 million for the three months ended March 31, 2014 compared to $107.5 million for the three months ended March 31, 2013, an increase of $23.9 million or 22%. This increase was primarily the result of a 17% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $18.9 million, and an increase in the average on-hire fleet of approximately 10,900 chassis, or 5%, which led to an increase in equipment leasing revenue of $4.9 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in average per diem rates is primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services.  We have also benefited from negotiated rate increases to shipping line, railroad and intermodal logistics customers.  The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 22,376 chassis from our shipping line customers from April 1, 2013 through March 31, 2014 as well as a shift of 19,769 term lease units into our pools over the same period. Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

Finance revenue was $0.6 million for the three months ended March 31, 2014 compared to $1.0 million for the three months ended March 31, 2013, a decrease of $0.4 million or 40%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $16.4 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $7.7 million for the three months ended March 31, 2014 compared to $9.3 million for the three months ended March 31, 2013, a decrease of $1.6 million or 17%. This decrease was primarily attributable to the absence of $2.9 million in fees earned for arranging the sale of managed containers to a third party in 2013, a $0.3 million reduction in fees earned for management services and lower scrap metal proceeds in connection with the disposal of end-of-life chassis of $0.3 million. These decreases were partially offset by an increase in billings to pool customers for the repositioning of equipment of $1.8 million and an increase in repair billings of $0.2 million.

Marine Market segment

Total Marine Market segment revenue was $95.9 million for the three months ended March 31, 2014 compared to $75.8 million for the three months ended March 31, 2013, an increase of $20.1 million or 27%.

	Three Months Ended March 31,
Key Operating Statistics	2014	2013	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$80,778	$57,019	$23,759	42
Average Total Fleet	132,103	98,180	33,923	35
Average Daily Revenue per Chassis	$6.79	$6.45	$0.34	5
Term Lease Statistics
Per Diem Revenue	$10,149	$14,593	$(4,444)	(30)
Average Total Fleet	43,277	65,382	(22,105)	(34)
Average Daily Revenue per Chassis	$2.61	$2.48	$0.13	5

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $90.9 million for the three months ended March 31, 2014 compared to $71.6 million for the three months ended March 31, 2013, an increase of $19.3 million or 27%. Marine pool per diem revenues increased $23.8 million or 42% due to a 35% increase in the average number of chassis in our marine pools and a 5% increase in the average per diem rate. The increased number of chassis in our marine pools is due to the Company’s purchase of 22,376 chassis from our shipping line customers from April 1, 2013 through March 31, 2014 as well as a shift of 19,769 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model.  The increase in the average per diem rates in the marine pools is primarily due to a favorable mix of higher per diem rates billed to motor carriers and negotiated per diem rate increases to shipping line customers, partially offset by the dilutive effect of a significant number of newly introduced chassis added to our marine pools since April 1, 2013 without a proportional increase in billable usage. Marine pool per diem revenues attributable to motor carriers rose to 46% of total marine pool per diem revenue in the first quarter of 2014 from 35% in the first quarter of 2013. Marine term lease revenues decreased $4.4 million or 30% due to a 34% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool. This decrease was partially offset by a 5% increase in the average per diem rates.

Finance revenue was $0.6 million for the three months ended March 31, 2014 compared to $1.0 million for the three months ended March 31, 2013, a decrease of $0.4 million or 40%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $16.4 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $4.4 million for the three months ended March 31, 2014 compared to $3.2 million for the three months ended March 31, 2013, an increase of $1.2 million or 38%. This increase was primarily attributable to increases in billings to rebalance our pools of $1.0 million and repair billings to customers for damage incurred while the chassis was on lease of $0.2 million.

Domestic Market segment

Total Domestic Market segment revenue was $42.8 million for the three months ended March 31, 2014 compared to $37.3 million for the three months ended March 31, 2013, an increase of $5.5 million or 15%.

	Three Months Ended March 31,
Key Operating Statistics	2014		2013	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$35,288		$31,412	$3,876	12
Average Total Fleet	60,290		59,779	511	1
Average Daily Revenue per Chassis	$6.50		$5.84	$0.66	11
Term Lease Statistics
Per Diem Revenue	$5,154		$4,523	$631	14
Average Total Fleet	12,849		14,285	(1,436)	(10)
Average Daily Revenue per Chassis (*excluding early termination revenue)	$3.49	*	$3.52	$(0.03)	(1)

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $40.4 million for the three months ended March 31, 2014 compared to $35.9 million for the three months ended March 31, 2013, an increase of $4.5 million or 13%. Domestic pool per diem revenues increased $3.9 million or 12% due to an 11% increase in the average per diem rates and a 1% increase in the average number of chassis in our domestic pools. The increase in the average per diem rates in the domestic pool is primarily due to negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues increased $0.6 million or 14% primarily due to early termination revenue associated with an expiring term lease which also had the effect of reducing revenue due to a 10% decrease in the average number of chassis on lease.

Other revenue was $2.4 million for the three months ended March 31, 2014 compared to $1.4 million for the three months ended March 31, 2013, an increase of $1.0 million or 71%. This increase was primarily attributable to increases in billings to rebalance our pools of $0.8 million and repair billings to customers for damage incurred while the chassis was on lease of $0.2 million.

Direct operating expenses

Total Company direct operating expenses were $66.8 million for the three months ended March 31, 2014 compared to $61.0 million for the three months ended March 31, 2013, an increase of $5.8 million or 10%.  Maintenance and repair expenses increased $3.7 million or 9%, which was primarily due to a 22% increase in the average number of chassis operating in marine and domestic chassis pools.  We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the three months ended March 31, 2014 versus the comparable period of 2013.  Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in increases in repositioning and handling expenses and other direct operating expenses of $1.3 million and $0.8 million, respectively.

Marine Market segment

Direct operating expenses for the Marine Market segment were $49.4 million for the three months ended March 31, 2014 compared to $41.2 million for the three months ended March 31, 2013, reflecting an increase of $8.2 million or 20%. Maintenance and repair expenses increased $4.8 million or 16%, primarily due to a 35% increase in the average number of chassis operating in our marine pools. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the three months ended March 31, 2014 versus the comparable period of 2013.  Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expense of $1.9 million and an increase in pool operational expense of $1.0 million. Other direct operating expenses such as storage and insurance related expenses contributed to the remaining increase of $0.5 million.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $13.5 million for the three months ended March 31, 2014 compared to $15.6 million for the three months ended March 31, 2013, reflecting a decrease of $2.1 million or 13%. Maintenance and repair expenses decreased $1.1 million or 10%. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the three months ended March 31, 2014 versus the comparable period of 2013.  Additionally, the purchase of previously rented equipment contributed to a $1.2 million decrease in chassis rental expenses. These decreases were partially offset by a $0.2 million increase in other direct operating expenses.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Variance	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$95,886	$75,817	$20,069	$32,888	$25,532	$7,356
Domestic Market segment	42,814	37,289	5,525	25,472	18,488	6,984
Total Reportable segments	$138,700	$113,106	$25,594	$58,360	$44,020	$14,340
Other	951	4,793	(3,842)	(6,163)	(1,053)	(5,110)
Total Company	$139,651	$117,899	$21,752	$52,197	$42,967	$9,230

Principal collections on direct finance leases				(1,187)	(1,460)
Non-cash share-based compensation				(218)	(281)
Depreciation expense				(18,504)	(17,274)
Impairment of leasing equipment				(1,126)	(2,133)
Loss on modification and extinguishment of debt and capital lease obligations				(22)	(647)
Interest expense				(22,216)	(22,722)
Other income, net				382	798
Interest income				24	2
Income (loss) before provision (benefit) for income taxes				9,330	(750)
Provision (benefit) for income taxes				3,856	(315)
Net income (loss)				$5,474	$(435)

Selling, general and administrative expenses

Selling, general and administrative expenses were $18.6 million for the three months ended March 31, 2014 compared to $13.5 million for the three months ended March 31, 2013, an increase of $5.1 million or 38%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of the industry shift to the motor carrier model and consulting fees in support of information technology initiatives.

Depreciation expense

Depreciation expense was $18.5 million for the three months ended March 31, 2014 compared to $17.3 million for the three months ended March 31, 2013, an increase of $1.2 million or 7%. This increase was primarily due to depreciation on chassis acquired throughout 2013 and during the three months ended March 31, 2014 and to a lesser extent, computer equipment purchased to support information technology initiatives. Such chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for doubtful accounts

The provision for doubtful accounts was $3.5 million for the three months ended March 31, 2014 compared to $2.2 million for the three months ended March 31, 2013, an increase of $1.3 million.  The increase was primarily attributable to a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate to the motor carrier model. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $1.1 million for the three months ended March 31, 2014 compared to $2.1 million for the three months ended March 31, 2013, a decrease of $1.0 million or 48%. This decrease was primarily due to a lesser number of end-of-life chassis impaired in the first quarter of 2014 as compared to the first quarter of 2013. This decrease was partially offset by write-downs associated with axle sets and chassis determined to be unsuitable for the remanufacturing program.

Loss on modification and extinguishment of debt and capital lease obligations

The decrease in the loss on modification and extinguishment of debt and capital lease obligations of $0.6 million for the three months ended March 31, 2014, as compared to the corresponding prior year period, was primarily due to the exercise of early purchase options on two capital leases during the three months ended March 31, 2013. In accordance with such exercise, we recognized a $0.6 million loss on the extinguishment of debt related to contractual premiums paid and the write-off of previously capitalized costs.

Interest expense

Interest expense was $22.2 million for the three months ended March 31, 2014 compared to $22.7 million for the three months ended March 31, 2013, a decrease of $0.5 million or 2%. The non-cash interest portion of this decrease (consisting of deferred financing fees, amortized losses on terminations of derivative instruments, and fair value adjustments for derivative instruments) amounted to $0.6 million, while the cash interest portion resulted in an increase amounting to $0.1 million. The decrease in non-cash interest expense was primarily due to a $0.6 million decrease in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements. The increase in cash interest expense for the three months ended March 31, 2014 was primarily due to a $35.0 million increase in the average balance of debt outstanding during the current year period which yielded incremental cash interest expense of $0.5 million. Partially offsetting this increase was a reduction in the weighted-average interest rate from 5.66% during the first quarter of 2013 to 5.51% during the first quarter of 2014, which accounted for a $0.4 million decrease in cash interest expense. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis fleet.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other income, net

Other income, net for the three months ended March 31, 2014 was $0.4 million compared to $0.8 million for the three months ended March 31, 2013. The decrease of $0.4 million was primarily due to the reversal of a residual value liability related to the sale of managed domestic containers during the three months ended March 31, 2013. This decrease was partially offset by the gain on sale associated with domestic chassis on an expiring term lease.

Provision (benefit) for income taxes

The effective income tax rates for the three months ended March 31, 2014 and 2013 were 41% and 42%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net income (loss)

Net income was $5.5 million for the three months ended March 31, 2014 compared to a net loss of $0.4 million for the three months ended March 31, 2013. The increase in the net income was attributable to the items noted above.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, lines of credit and other secured and unsecured borrowings.

Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections, billings to lessees for maintenance and repairs and billings to lessees for repositioning and management services.  Cash flow provided by operating activities was $23.0 million and $4.4 million for the three months ended March 31, 2014 and 2013, respectively.  This increase was primarily due to a $21.8 million increase in revenues, partially offset by a $10.8 million increase in direct operating costs and selling, general and administrative expenses.  Additionally, cash provided by working capital increased by $9.1 million.

Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were $1,145.5 million as of March 31, 2014 and $1,164.1 million as of December 31, 2013.  As of March 31, 2014, we had $707.0 million outstanding under the ABL Facility and the ability to draw $243.0 million. No other amounts are available to draw under other currently secured or unsecured borrowings.

Other Considerations

As of March 31, 2014, we had approximately $37.7 million of scheduled debt amortization over the next 12 month period.  These amounts do not include $60.4 million of interest payments, $4.0 million of asset purchase commitments and $3.0 million of operating lease commitments existing as of March 31, 2014 and maturing over the next 12 months.

We expect that cash flows from operations and principal collections on direct finance leases will be sufficient to meet our liquidity needs for the next 12 months including maturing debt and contractual obligations. We believe that we will be able to maintain compliance with any applicable covenants in our indebtedness for the next 12 months. We may need to borrow funds to finance the purchases of new and used assets or to remanufacture assets to expand the business. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity needs for acquisition of new chassis

We expect to invest substantial funds to acquire new and used chassis and remanufacture chassis, although there can be no assurances as to the timing and amount of such acquisitions.  In 2013, $141.1 million was invested to acquire marine chassis ($102.8 million) and to exercise purchase options on expiring operating leased domestic chassis ($38.3 million).  During the three months ended March 31, 2014, $15.8 million was invested to acquire marine chassis ($14.9 million) and to refurbish axles ($0.9 million).  We anticipate additional equipment investment during the remainder of 2014; however, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors could limit our ability to raise funds and further the growth of our business.

Cash flow

Cash was $6,115 at March 31, 2014 compared to $11,843 at December 31, 2013, a decrease of $5,728. Cash flow information for the three months ended March 31, 2014 and 2013 are as follows:

	Three months Ended March 31,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$22,951	$4,415
Net cash used in investing activities	(9,179)	(31,966)
Net cash (used in) provided by financing activities	(19,329)	22,873
Effect of changes in exchange rates on cash and cash equivalents	(171)	(131)
Net decrease in cash and cash equivalents	$(5,728)	$(4,809)

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Net cash provided by operating activities was $23.0 million for the three months ended March 31, 2014 compared to $4.4 million for the three months ended March 31, 2013, an increase of $18.6 million. This increase was primarily due to a $21.8 million increase in revenues, partially offset by a $10.8 million increase in direct operating costs and selling, general and administrative expenses.  Additionally, cash provided by working capital increased by $9.1 million.

Net cash used in investing activities was $9.2 million for the three months ended March 31, 2014 compared to $32.0 million for the three months ended March 31, 2013, a $22.8 million decrease in cash out-flows. The decrease was primarily driven by a $17.9 million decrease in capital spending coupled with a $5.2 million increase in proceeds from the sales of leasing equipment in the first three months of 2014.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in financing activities was $19.3 million for the three months ended March 31, 2014 compared to net cash provided by financing activities of $22.9 million for the three months ended March 31, 2013, a $42.2 million change in cash flow. The change in cash flow is primarily attributable to a $34.0 million decrease in borrowings and an $8.8 million increase in repayments of long term debt during the first three months of 2014 compared to the first three months of 2013.

Contractual obligations and commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of March 31, 2014.

		Maturity in years
(Dollars in thousands)	Total as of Mar 31, 2014	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$707,000	$—	$—	$—	$707,000	$—	$—
TRAC 2019 Senior Secured Notes	300,000	—	—	—	—	—	300,000
Loan payable to CIMC	18,706	2,354	2,463	2,577	2,697	2,821	5,794
Capital lease obligations	119,765	35,389	17,591	42,404	5,799	17,329	1,253
Lease asset purchase commitments	3,979	3,979	—	—	—	—	—
Interest payments	266,933	60,447	58,452	56,888	41,850	33,800	15,496
Operating leases	8,917	3,027	1,910	1,631	1,252	891	206
Total	$1,425,300	$105,196	$80,416	$103,500	$758,598	$54,841	$322,749

Our contractual obligations consist of principal and interest payments related to the ABL Facility, the notes, chassis purchase commitments and operating lease payments for our chassis. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments.

Covenants

Under the indenture governing the notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of March 31, 2014, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.

Commitments

Purchase commitments

Our chassis purchase commitments are generally related to purchase orders placed for the remanufacture of domestic chassis in the normal course of business and committed chassis acquisitions from shipping lines. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to these commitments. As of March 31, 2014, we had commitments totaling $4.0 million for the purchase of leasing equipment and the refurbishment of axles.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating leases

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2019. Minimum rent payments under our material leases were $8.9 million as of March 31, 2014.

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

We define adjusted net (loss) income as net (loss) income before non-cash interest expense related to deferred financing fees, non-cash share-based compensation, loss on modification and extinguishment of debt and capital lease obligations, and terminations, modification, and fair value adjustments of derivative instruments. We use adjusted net (loss) income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net (loss) income provides us with a measure of financial performance of the business based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results. Adjusted net (loss) income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

The following table shows the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to adjusted net income:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Net income (loss)	$5,474	$(435)
Non-cash interest expense, net of tax	978	951
Non-cash share-based compensation, net of tax	131	169
Loss on modification and extinguishment of debt and capital lease obligations	13	388
Loss on termination and modification of derivative instruments, net of tax	2,764	3,130
Fair value adjustment for derivative instruments, net of tax	(12)	—
Adjusted net income	$9,348	$4,203

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

We define Adjusted EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income, remanufacturing expenses, non-cash share-based compensation and principal collections on direct finance leases.

Set forth below is additional detail as to how we use Adjusted EBITDA as a measure of both operating performance and liquidity, as well as reconciliations of Adjusted EBITDA to our U.S. GAAP net (loss) income and cash flow from operating activities.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Net income (loss)	$5,474	$(435)
Income tax provision (benefit)	3,856	(315)
Interest expense	22,216	22,722
Depreciation expense	18,504	17,274
Impairment of leasing equipment	1,126	2,133
Loss on modification and extinguishment of debt and capital lease obligations	22	647
Other income, net	(382)	(798)
Interest income	(24)	(2)
Non-cash share-based compensation	218	281
Principal collections on direct finance leases, net of interest earned	1,187	1,460
Adjusted EBITDA	$52,197	$42,967

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company’s cash generation, to Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Net cash provided by operations	$22,951	$4,415
Depreciation and amortization	(18,560)	(17,339)
Provision for doubtful accounts	(3,457)	(2,156)
Amortization of deferred financing fees	(1,574)	(1,519)
Derivative loss reclassified into earnings	(4,606)	(5,217)
Ineffective portion of cash flow hedges	21	—
Loss on modification and extinguishment of debt and capital lease obligations	(22)	(647)
Non-cash share-based compensation	(218)	(281)
Other, net	384	73
Impairment of leasing equipment	(1,126)	(2,133)
Changes in assets and liabilities:
Accounts receivable	5,456	12,388
Other assets	2,132	1,867
Accounts payable	(2,054)	(2,776)
Accrued expenses and other liabilities	9,304	12,422
Deferred income taxes, net	(3,157)	468
Provision (benefit) for income taxes	3,856	(315)
Interest expense	22,216	22,722
Depreciation expense	18,504	17,274
Impairment of leasing equipment	1,126	2,133
Loss on modification and extinguishment of debt and capital lease obligations	22	647
Other income, net	(382)	(798)
Interest income	(24)	(2)
Non-cash share-based compensation	218	281
Principal collections on direct finance leases, net of interest earned	1,187	1,460
Adjusted EBITDA	$52,197	$42,967

PART I.  FINANCIAL INFORMATION

Item 3.                                                         Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to quantitative and qualitative disclosures about market risk from those disclosed in our 2013 Annual Report on Form 10-K.

Item 4.                                                         Disclosure Controls and Procedures

(a)         Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the information set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.  As of the date of this Form 10-Q, there have been no significant changes from the risk factors previously disclosed therein.

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

10.01

Incremental Facility Amendment, dated as of April 15, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.02

Amendment No. 2, dated as of April 15, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:  May 12, 2014

TRAC INTERMODAL LLC

Registrant

By:	/s/ CHRIS ANNESE

Chris Annese

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)