Form 10-Q
period 2014-06-30
TRAC Intermodal LLC
filed 2014-08-12
CIK 1570774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$13,587	$11,843
Accounts receivable, net of allowance of $17,127 and $12,475, respectively	127,390	113,138
Net investment in direct finance leases	19,255	25,026
Leasing equipment, net of accumulated depreciation of $390,286 and $365,429, respectively	1,414,950	1,394,088
Goodwill	251,907	251,907
Other assets	43,908	45,908
Total assets	$1,870,997	$1,841,910

Liabilities and member’s interest
Liabilities
Accounts payable	$13,862	$12,092
Accrued expenses and other liabilities	56,769	42,692
Deferred income taxes, net	93,711	99,331
Debt and capital lease obligations:
Due within one year	36,596	34,029
Due after one year	1,158,502	1,130,108
Total debt and capital lease obligations	1,195,098	1,164,137
Total liabilities	1,359,440	1,318,252

Commitments and contingencies (Note 6)	—	—

Member’s interest
Member’s interest	545,592	562,006
Accumulated other comprehensive loss	(34,035)	(38,348)
Total member’s interest	511,557	523,658
Total liabilities and member’s interest	$1,870,997	$1,841,910

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Equipment leasing revenue	$139,715	$111,967	$271,084	$219,514
Finance revenue	561	808	1,156	1,818
Other revenue	12,151	14,257	19,838	23,599
Total revenues	152,427	127,032	292,078	244,931

Expenses
Direct operating expenses	82,983	73,193	149,816	134,196
Selling, general and administrative expenses	22,544	13,747	41,113	27,261
Depreciation expense	16,773	17,689	35,277	34,963
Provision for doubtful accounts	3,660	2,551	7,117	4,707
Impairment of leasing equipment	1,191	431	2,317	2,564
Early retirement of leasing equipment	37,766	—	37,766	—
Loss on modification and extinguishment of debt and capital lease obligations	80	248	102	895
Interest expense	21,375	22,688	43,591	45,410
Interest income	(23)	(269)	(47)	(271)
Other income, net	(135)	(1,192)	(517)	(1,990)
Total expenses	186,214	129,086	316,535	247,735

Loss before benefit for income taxes	(33,787)	(2,054)	(24,457)	(2,804)
Benefit for income taxes	(12,042)	(821)	(8,186)	(1,136)
Net loss	$(21,745)	$(1,233)	$(16,271)	$(1,668)

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(21,745)	$(1,233)	$(16,271)	$(1,668)
Unrealized (loss) gain on derivative instruments, net of tax of $612 and ($1,975) and $701 and ($1,795), respectively	(942)	3,054	(1,078)	2,775
Derivative loss reclassified into earnings, net of tax of ($1,729) and ($1,976) and ($3,543) and ($4,025), respectively	2,660	3,055	5,452	6,223
Foreign currency translation, net of tax of ($95) and $119 and $35 and $221, respectively	146	(178)	(61)	(333)
Total other comprehensive income, net of tax	1,864	5,931	4,313	8,665
Total comprehensive (loss) income	$(19,881)	$4,698	$(11,958)	$6,997

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(16,271)	$(1,668)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,407	35,084
Provision for doubtful accounts	7,117	4,707
Amortization of deferred financing fees	3,296	3,035
Loss on modification and extinguishment of debt and capital lease obligations	102	895
Derivative loss reclassified into earnings	8,995	10,248
Ineffective portion of cash flow hedges	(41)	(40)
Impairment of leasing equipment	2,317	2,564
Early retirement of leasing equipment	37,766	—
Share-based compensation	436	533
Deferred income taxes, net	(9,113)	(947)
Other, net	(521)	(1,253)
Changes in assets and liabilities:
Accounts receivable	(21,430)	(30,173)
Other assets	(2,030)	(2,241)
Accounts payable	1,770	4,954
Accrued expenses and other liabilities	13,651	2,577
Net cash provided by operating activities	61,451	28,275

Cash flows from investing activities
Proceeds from sale of leasing equipment	6,694	5,036
Collections on net investment in direct finance leases, net of interest earned	2,359	2,861
Purchase of leasing equipment	(95,888)	(88,726)
Purchase of fixed assets	(1,023)	(2,339)
Net cash used in investing activities	(87,858)	(83,168)

Cash flows from financing activities
Proceeds from long-term debt	92,000	86,000
Repayments of long-term debt	(61,192)	(48,824)
Cash paid for debt issuance fees	(1,973)	(1,769)
Repurchase of indirect parent shares from employees	(585)	(470)
Net cash provided by financing activities	28,250	34,937

Effect of changes in exchange rates on cash and cash equivalents	(99)	(241)
Net increase (decrease) in cash and cash equivalents	1,744	(20,197)
Cash and cash equivalents, beginning of year	11,843	26,556
Cash and cash equivalents, end of period	$13,587	$6,359
Supplemental disclosures of cash flow information
Cash paid for interest	$31,224	$32,845
Cash paid for taxes, net	$937	$28

See accompanying notes

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

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

TRAC is an intermodal chassis solutions provider for domestic and international transportation companies in North America.  Its principal business is providing marine and domestic chassis on both long and short-term leases or rental agreements to a diversified customer base including the world’s leading shipping lines, Class I railroads, major U.S. intermodal transportation companies and motor carriers. The Company and its subsidiaries conduct business principally in one industry, the leasing of intermodal transportation equipment. The Company has two reportable segments, the Marine Market segment and the Domestic Market segment. The Company purchases equipment directly from manufacturers and shipping lines as well as through lease agreements, some of which qualify as capital leases. Primarily all of the Company’s revenues and long-lived assets are attributable to business conducted in the United States.

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

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

1.             Description of the Business and Basis of Presentation (continued)

New Accounting Standards

Pending Adoption

In June 2014, the FASB issued authoritative guidance on accounting for Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grantdate fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments in this Update are effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements

In May 2014, FASB issued authoritative guidance on accounting for Revenue from Contracts with Customers (Topic 606): (“ASU 2014-09”). This update supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

In April 2014, the FASB issued authoritative guidance on accounting for Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). The amendments in this Update changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted. The Company is evaluating the impact the revised guidance will have on its Consolidated Financial Statements.

No new accounting pronouncements issued and effective during 2014 had or are expected to have a material impact on the Company’s consolidated financial statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

2. Leasing Activity

Equipment Leasing Revenue

The Company has non-cancelable operating leases for its equipment, which includes term leases and chassis pool minimum subscription arrangements.  At June 30, 2014, future minimum lease revenue under these agreements is estimated as follows:

2014	$52,003
2015	71,970
2016	43,668
2017	30,940
2018	3,223
Thereafter	2,463
$204,267

Finance Revenue

At June 30, 2014, receivables under direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables

2014	$3,996	$955	$3,041
2015	4,727	1,500	3,227
2016	3,854	1,158	2,696
2017	10,404	439	9,965
2018	149	41	108
Thereafter	317	99	218
	$23,447	$4,192	$19,255

As of December 31, 2013, the Company had total lease receivables, unearned lease income and net lease receivables of $31,655, $6,629 and $25,026, respectively.  As of June 30, 2014 and December 31, 2013, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $9,890 and $11,923, respectively.  The unguaranteed residual values are reflected in “Total Lease Receivables” above.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	June 30,	December 31,
	2014	2013

Total leasing equipment	$1,805,236	$1,759,517
Less accumulated depreciation	(390,286)	(365,429)
Leasing equipment, net of accumulated depreciation	$1,414,950	$1,394,088

In conjunction with the analysis of the Company’s fleet in the second quarter, discussed below, management performed a review of the estimated useful life of its domestic chassis, currently at 17.5 years, versus marine chassis at 22.5 years.  Such analysis involved inspections of a sampling of 53’ chassis located across the United States for the purpose of evaluating their physical condition to assess future operating potential, allowing for normal maintenance and repair over the extended life.  Based on such review, management believes extending the useful life of its domestic chassis fleet to 20 years is appropriate and better reflects its expected service life.  Accordingly, this change in accounting estimate took effect as of April 1, 2014 and had the effect of reducing depreciation expense and increasing pre-tax income for the three and six months ended June 30, 2014 by $1,331.  The Company estimates that depreciation expense will decrease and pre-tax income increase by approximately $2,600 for the six months ended December 31, 2014 and $5,200 on an annual basis thereafter.

Leasing equipment includes assets recorded under capital leases of $229,472 and $253,639 with accumulated depreciation of $61,040 and $59,424 at June 30, 2014 and December 31, 2013, respectively.

During the first six months of 2014, the Company purchased a total of 16,519 units from shipping line customers for $92,706 and sold a total of 1,139 units to two transportation companies for $6,481.

Impairment of Leasing Equipment

Impairment of leasing equipment amounted to $1,191 and $2,317 for the three and six months ended June 30, 2014, respectively.  This compares to $431 and $2,564 for the three and six months ended June 30, 2013, respectively.  The decrease in impairment charges reflected during the six months ended June 30, 2014 was primarily due to a lesser number of end-of-life chassis impaired in the first quarter of 2014 as compared to the first quarter of 2013.  These impairments are recorded in Impairment of leasing equipment in the Consolidated Statements of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

3.  Leasing Equipment (continued)

Early Retirement of Leasing Equipment

During the second quarter of 2014, management recommended the retirement of identified excess and other non-standard chassis residing at depots and chassis pools, in addition to certain axle sets residing at depots.  Management’s action was largely influenced by the consummation of the last of several shipping line deals or conversions to the “motor carrier” model during the quarter, whereby chassis owned or leased by the shipping line are sold or returned to the Company to be managed in its marine chassis pools.  Having bid on and being awarded such deals has profound implications on the Company’s fleet size, utilization model, and customer base.

Chassis Retirements

As a result of the continuing shift in the Company’s business model and the significant impact of consummating deals during the second quarter of 2014, management developed a multi-year fleet requirements projection for its Marine Market segment which considered relevant factors such as market growth, the current performance of the marine chassis pools and utilization under pool versus term arrangements among other factors.  Based on such analysis, the Company determined it had an excess amount of chassis in its Marine Market segment, specifically 20’ chassis and to a lesser degree 40’ chassis.  Other non-standard type chassis were similarly considered for retirement given the significant influx of assets associated with the shipping line chassis purchases.  Total charges incurred during the second quarter associated with retiring approximately 11,000 identified chassis amounted to $14,766.

Axle Retirements

Retiring approximately 11,000 chassis will produce an almost equivalent number of axle sets available for the future remanufacturing of chassis.  Accordingly, management performed a similar review of the types and quality of axle sets residing at depots and identified certain types, such as German and Square axles, which are deemed to be less cost effective to remanufacture or repair due to the difficulty of obtaining spare parts.  Accordingly, approximately 9,000 axle sets have been written-off in the second quarter amounting to $23,000.  Axles are not assigned to the Company’s reportable segments.  The value of idle chassis and axle sets are included in Leasing equipment in the Other category in the Company’s segment disclosure.

The total of the above retirement charges of $37,766 is recorded in Early retirement of leasing equipment in the Consolidated Statements of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

4. Borrowings

The following is a summary of the Company’s borrowings:

	June 30,	December 31,
	2014	2013

Senior Secured 11% Notes	$300,000	$300,000
ABL Facility	762,000	713,000
Loans Payable CIMC	18,127	19,278
Capital lease obligations	114,971	131,859
Total debt	1,195,098	1,164,137
Less current maturities	(36,596)	(34,029)
Long-term debt, less current maturities	$1,158,502	$1,130,108

The Company’s debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 6.11% for the year ended December 31, 2013.  For the six months ended June 30, 2014 and 2013, the weighted-average interest rate was 5.89% and 6.19%, respectively.  This decrease was due to an amendment of the Asset Based Lending Facility (the”ABL Facility”) in April 2014 whereby the interest rate was decreased to LIBOR plus 2.25% from LIBOR plus 2.75%.  The weighted-average interest rates disclosed are calculated as “all-in” rates which include cash interest expense and amortization of agents’ fees and deferred financing fees.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

5. Derivatives and Hedging Activities

In the normal course of business, the Company utilizes interest rate derivatives to manage its exposure to interest rate risks. Through the utilization of interest rate derivatives, the Company receives floating rate payments in exchange for fixed rate payments, effectively converting its floating rate debt to a fixed rate.  If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. The Company’s interest rate derivative qualifies and has been designated as a cash flow hedge.  For the effective portion of the derivative gain or loss, changes in fair value are recorded in Accumulated other comprehensive loss and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings.  The ineffective portion of the derivative gain or loss is recorded in Interest expense in the Consolidated Statements of Operations.

On January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument.  The Company receives one month LIBOR with interest payable at a rate of 0.756% on the notional amount.  At June 30, 2014, one month LIBOR was 0.155%.  The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

The Company’s interest rate derivative involves counterparty credit risk.  As of June 30, 2014, the Company does not anticipate its counterparty will fail to meet their obligation.  As of June 30, 2014, there are no credit risk related contingent features in the Company’s derivative agreement.   For additional disclosures related to derivative instruments, see Notes 8 and 12 to the consolidated financial statements.

The Company held the following interest rate derivative as of June 30, 2014:

	Notional	Effective	Maturity	Floating	Fixed Leg	Fair
Hedged Item	Amount	Date	Date	Rate	Interest Rate	Value Gain(a)

ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$1,677

(a)                                 This interest rate derivative is recorded in Other Assets in the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term

June 30, 2014	$300,000	0.756%	3.03 years
December 31, 2013	$300,000	0.756%	3.53 years

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

5. Derivative and Hedging Activities (continued)

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the consolidated financial statements for the periods indicated:

	Effective Portion				Ineffective Portion
	Derivative Instruments	Change in Unrealized Loss Recognized in OCI on Derivatives (a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income (b)	Classification of Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative (c)

Three Months ended June 30, 2014	Interest rate derivatives	$(1,219)	Interest expense	$2,937	Interest expense	$(20)

Six Months ended June 30, 2014	Interest rate derivatives	$(1,628)	Interest expense	$6,002	Interest expense	$(41)

Three Months ended June 30, 2013	Interest rate derivatives	$2,797	Interest expense	$3,311	Interest expense	$(40)

Six Months ended June 30, 2013	Interest rate derivatives	$2,362	Interest expense	$6,636	Interest expense	$(40)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net settlements of interest rate derivative, net of tax of ($181), ($166), ($358) and ($267), respectively	$277	$256	$550	$413
Amortization of terminated derivatives, net of tax of ($1,729), ($1,976), ($3,543) and ($4,025), respectively	2,660	3,055	5,452	6,223
	$2,937	$3,311	$6,002	$6,636

(c)           Amount impacting income not related to OCI reclassification

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

5.  Derivatives and Hedging Activities (continued)

The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the three months ended June 30, 2014 and 2013:

Hedged	Original Maximum Notional	Effective	Maturity	Fixed	Termination De-designation	Deferred Loss Upon	Un- amortized Deferred (Gain) or Loss at June 30,	Amount of Deferred (Gain)Loss Amortized (including Accelerated Amortization) Into Interest Expense for the Three Months Ended June 30,		Amount of Deferred (Gain)Loss Amortized (including Accelerated Amortization) Into Interest Expense for the Six Months Ended June 30,		Amount of Deferred (Gain) Loss Expected to be Amortized Over the Next Twelve
Item	Amount	Date	Date	Rate %	Date	Termination	2014	2014	2013	2014	2013	Months

(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$(5)	$3	$9	$7	$21	$3
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	(9)	13	39	31	85	14
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	26	85	106	174	214	26
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	17	13	16	27	33	17
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	51	42	59	88	122	51
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	1,711	—	—	—	—	486
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	1,526	—	—	—	—	488
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	(30)	(77)	(16)	(136)	(14)	(30)
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	(114)	(34)	31	(53)	85	(114)
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(134)	(15)	(15)	(30)	(28)	(61)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(465)	(62)	(53)	(122)	(95)	(238)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	44	141	202	291	450	44
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	749	122	178	255	372	394
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	2,955	555	758	1,167	1,567	1,730
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	499	1,476	1,345	2,938	2,651	499
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	3,387	1,543	1,821	3,191	3,694	3,387
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	793	584	551	1,167	1,091	793
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	46,372	—	—	—	—	12,333
Total						$127,529	$57,373	$4,389	$5,031	$8,995	$10,248	$19,822

(a)                                   This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)                                  This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)                                   This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)                                  This hedged item is referred to as Chassis Financing Program, Portfolio A

The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $1,045 (which is net of tax of $679) and amortization of deferred losses on the Company’s terminated derivatives of $12,014 (which is net of tax of $7,808).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

6. Commitments and Contingencies

Purchase Commitments

At June 30, 2014, commitments for capital expenditures for leasing equipment totaled approximately $44,451, all of which was committed for 2014.

Lease Commitments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2019. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of June 30, 2014, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was $8,213.

7.  Income Taxes

The consolidated income tax benefit for the three and six months ended June, 30, 2014 and 2013 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ended December 31, 2014 and 2013, respectively.  For the three months ended June 30, 2014, the Company recorded a tax benefit of $12,042, reflecting a 35.6% effective tax rate.  This compares to a tax benefit of $821, reflecting a 40.0% effective tax rate for the three months ended June 30, 2013.  For the six months ended June 30, 2014, the Company recorded a tax benefit of $8,186, reflecting a 33.5% effective tax rate.  This compares to a tax benefit of $1,136, reflecting a 40.5% effective tax rate for the six months ended June 30, 2013.   The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to Canadian and Mexican tax provisions.

The Company reports income tax provisions (or benefits) pertaining to significant unusual or extraordinary items as discrete events (i.e., not included in the forecasted annual effective tax rate used to provide for interim taxes).  With regard to the Company’s $37,766 charge recorded during the second quarter of 2014 for the early retirement of leasing equipment, the Company determined it was not highly abnormal or historically unrelated to its ordinary activities.  Thus, the Company did not treat the early retirement of leasing equipment as a discrete item in deriving the income tax benefit for the period ended June 30, 2014.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

8. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss (“AOCI”) includes the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gains and losses primarily relating to the Company’s Canadian operation.

For the six months ended June 30, 2014, the components of AOCI, net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss

Balance, December 31, 2013	$2,020	$(40,226)	$(142)	$(38,348)
Current-period other comprehensive (loss) income	(1,078)	5,452	(61)	4,313
Balance, June 30, 2014	$942	$(34,774)	$(203)	$(34,035)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Operations for the periods indicated:

	Income Statement Line Item	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$4,389	$8,995
Related income tax benefit	Benefit for income taxes	(1,729)	(3,543)
Net loss reclassified out of AOCI		$2,660	$5,452

	Income Statement Line Item	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$5,031	$10,248
Related income tax benefit	Benefit for income taxes	(1,976)	(4,025)
Net loss reclassified out of AOCI		$3,055	$6,223

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

9. Share-Based Payments

A summary of the restricted shares of SCT Chassis, Inc. under the Company’s share-based compensation plan is as follows.  All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date

Non-vested at January 1, 2014	352,443	$6.61	$2,328
Granted	—	—	—
Forfeited	(10,000)	6.17	(62)
Vested	(138,956)	6.58	(914)
Non-vested at June 30, 2014	203,487	$6.65	$1,352

The Company recorded share-based compensation expense for the three and six months ended June 30, 2014 of $218 and $436, respectively. This compares to compensation expense of $252 and $533, respectively, for the three and six months ended June 30, 2013.  Compensation expense is recorded as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation expense was approximately $872 at June 30, 2014, which is expected to be recognized over the remaining weighted-average vesting period of 1.3 years.

The Management Shareholder Agreements also provide for additional grants of 1,190,000 restricted shares upon the achievement of certain performance conditions or a certain market condition following a liquidity event.  No compensation expense has been recorded related to these shares since achievement of these conditions is not considered probable.

Share Repurchases

During the six months ended June 30, 2014, Interpool purchased 65,320 shares of SCT Chassis, Inc. common stock from employees to meet their minimum statutory withholding requirement upon share vesting and to repurchase shares from an employee upon termination. The cost of these shares was $585 and is included in Member’s interest on the Consolidated Balance Sheets.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

10. Segment and Geographic Information

The Company’s principal business operations consist of the leasing of international and domestic chassis. The Company provides such services to its customers through two operating and reportable segments, the Marine Market segment and the Domestic Market segment. The reportable segments are based on the chassis markets that are served by the Company.

The Company evaluates segment performance and allocates resources to them primarily based upon Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, early retirement of leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income, remanufacturing expenses, non-cash share-based compensation and principal collections on direct finance leases. Adjusted EBITDA is not a measure recognized under U.S. GAAP and does not have a standardized meaning prescribed by GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help the Company meet its current financial goals and optimize its financial performance. Accordingly, the Company believes this metric measures its financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

10. Segment and Geographic Information (continued)

The following tables show segment information for the three months ended June 30, 2014 and 2013.

Three Months ended June 30, 2014	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$9,372	$4,018	$—	$13,390
Pool revenue	89,062	37,263	—	126,325
All other revenue	8,798	2,726	1,188	12,712
Total revenue	$107,232	$44,007	$1,188	$152,427
Adjusted EBITDA	28,176	23,496	(7,042)	44,630
Depreciation expense	9,255	6,292	1,226	16,773
Net investment in direct finance leases	19,118	137	—	19,255
Leasing equipment	801,069	454,580	159,301	1,414,950
Capital expenditures for long-lived assets	79,026	1,084	393	80,503

Three Months ended June 30, 2013	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$11,636	$4,615	$—	$16,251
Pool revenue	63,077	32,638	—	95,715
All other revenue	11,593	1,800	1,673	15,066
Total revenue	$86,306	$39,053	$1,673	$127,032
Adjusted EBITDA	23,845	18,987	(3,638)	39,194
Depreciation expense	8,290	7,728	1,671	17,689
Net investment in direct finance leases	27,889	185	—	28,074
Leasing equipment	731,618	481,730	169,226	1,382,574
Capital expenditures for long-lived assets	53,387	1,862	1,555	56,804

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

10. Segment and Geographic Information (continued)

The following tables show segment information for the six months ended June 30, 2014 and 2013:

Six Months ended June 30, 2014	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$19,520	$9,173	$—	$28,693
Pool revenue	169,840	72,551	—	242,391
All other revenue	13,757	5,097	2,140	20,994
Total revenue	$203,117	$86,821	$2,140	$292,078
Adjusted EBITDA	61,064	48,968	(13,205)	96,827
Depreciation expense	18,276	13,926	3,075	35,277
Net investment in direct finance leases	19,118	137	—	19,255
Leasing equipment	801,069	454,580	159,301	1,414,950
Capital expenditures for long-lived assets	93,936	1,951	1,024	96,911

Six Months ended June 30, 2013	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$26,229	$9,138	$—	$35,367
Pool revenue	120,096	64,050	—	184,146
All other revenue	15,798	3,154	6,466	25,418
Total revenue	$162,123	$76,342	$6,466	$244,931
Adjusted EBITDA	49,377	37,476	(4,692)	82,161
Depreciation expense	16,480	15,141	3,342	34,963
Net investment in direct finance leases	27,889	185	—	28,074
Leasing equipment	731,618	481,730	169,226	1,382,574
Capital expenditures for long-lived assets	60,428	28,298	2,339	91,065

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

10. Segment and Geographic Information (continued)

The following are reconciliations of Adjusted EBITDA to the Company’s net loss for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014	2013
Adjusted EBITDA	$44,630	$39,194
Principal collections on direct finance leases, net of interest earned	(1,172)	(1,401)
Non-cash share-based compensation	(218)	(252)
Interest expense	(21,375)	(22,688)
Depreciation expense	(16,773)	(17,689)
Impairment of leasing equipment	(1,191)	(431)
Early retirement of leasing equipment	(37,766)	—
Loss on modification and extinguishment of debt and capital lease obligations	(80)	(248)
Other income, net	135	1,192
Interest income	23	269
Loss before benefit for income taxes	(33,787)	(2,054)
Benefit for income taxes	(12,042)	(821)
Net loss	$(21,745)	$(1,233)

The following are reconciliations of Adjusted EBITDA to the Company’s net loss for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Adjusted EBITDA	$96,827	$82,161
Principal collections on direct finance leases, net of interest earned	(2,359)	(2,861)
Non-cash share-based compensation	(436)	(533)
Interest expense	(43,591)	(45,410)
Depreciation expense	(35,277)	(34,963)
Impairment of leasing equipment	(2,317)	(2,564)
Early retirement of leasing equipment	(37,766)	—
Loss on modification and extinguishment of debt and capital lease obligations	(102)	(895)
Other income, net	517	1,990
Interest income	47	271
Loss before benefit for income taxes	(24,457)	(2,804)
Benefit for income taxes	(8,186)	(1,136)
Net loss	$(16,271)	$(1,668)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

10. Segment and Geographic Information (continued)

Geographic Information

Primarily all of the Company’s revenues and long lived assets are attributable to the United States, the Company’s country of domicile.

11. Related Party Transactions

Management, Facility Fees and Chassis Leasing

The Company incurs charges from Seacastle for facility fees.  The Company also charges management fees to a subsidiary of Seacastle for expenses incurred and services performed on its behalf.  For the three and six months ended June 30, 2014 the above activity resulted in income for the Company, on a net basis, of $25 and $49, respectively.  This compares to income of $74 and $148 for the three and six months ended June 30, 2013, respectively.  These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company has a net receivable from affiliates of $815 and $1,823 at June 30, 2014 and December 31, 2013, respectively, which is included in Other assets on the Consolidated Balance Sheets.

The Company also leases chassis to the Florida East Coast Railway (“FEC”) under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress.  For the three and six months ended June 30, 2014, the Company recorded chassis leasing revenue from FEC of $407 and $777, respectively.  This compares to chassis leasing revenue of $198 and $414 for the three and six months ended June 30, 2013, respectively. These amounts are recorded in Equipment leasing revenue on the Consolidated Statements of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

12. Fair Value of Financial Instruments

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of June 30,	Fair Value Measurement as of June 30, 2014 using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$13,587	$13,587	$—	$—
Derivative instruments	1,677	—	1,677	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2013 using Fair Value Hierarchy
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$11,843	$11,843	$—	$—
Derivative instruments	3,414	—	3,414	—

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

12. Fair Value of Financial Instruments (continued)

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

Debt:  The Company’s debt consists of fixed and floating rate instruments. Variable interest rate debt was $483,762 as of June 30, 2014 and $436,162 as of December 31, 2013.  Accordingly, the Company’s variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $711,336 as of June 30, 2014 and $727,975 as of December 31, 2013.  Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)

Derivative Instrument	$1,677	$1,677	$3,414	$3,414
Total debt and capital lease obligations	$(1,195,098)	$(1,236,419)	$(1,164,137)	$(1,205,298)

13. Guarantor Financial Information

On August 9, 2012, TRAC Intermodal LLC along with TRAC Intermodal Corp., entered into a purchase agreement pursuant to which it sold $300,000 aggregate principal amount of the Senior Secured 11% Notes. Concurrent with the offering of the notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the SEC to offer exchange notes with terms substantially identical to the Original Notes. The exchange offer to exchange the Original Notes for notes which have been registered under the Securities Act of 1933, as amended (the “Securities Act”), commenced on June 6, 2013, expired on July 5, 2013 and closed on July 10, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date 100% of the Original Notes were validly tendered for exchange.   The notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Company.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

June 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$12,037	$1,550	$—	$13,587
Accounts receivable, net	—	126,784	606	—	127,390
Net investment in direct finance leases	—	28,857	—	(9,602)	19,255
Leasing equipment, net of accumulated depreciation	—	1,401,892	13,058	—	1,414,950
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	976	—	(161)	815
Intercompany interest receivable	12,467	—	—	(12,467)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	511,557	3,614	—	(515,171)	—
Other assets	—	42,759	334	—	43,093
Total assets	$824,024	$1,868,826	$15,548	$(837,401)	$1,870,997
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$12,467	$58,092	$72	$—	$70,631
Intercompany payable	—	—	161	(161)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	12,467	—	(12,467)	—
Intercompany lease payable	—	—	9,602	(9,602)	—
Deferred income taxes, net	—	91,612	2,099	—	93,711
Debt and capital lease obligations	300,000	895,098	—	—	1,195,098
Total liabilities	312,467	1,357,269	11,934	(322,230)	1,359,440
Total member’s interest	511,557	511,557	3,614	(515,171)	511,557
Total liabilities and member’s interest	$824,024	$1,868,826	$15,548	$(837,401)	$1,870,997

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended June 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$151,680	$816	$(69)	$152,427
Direct operating expenses	—	82,972	11	—	82,983
Selling, general and administrative expenses	—	22,412	132	—	22,544
Depreciation expense	—	16,605	168	—	16,773
Provision for doubtful accounts	—	3,660	—	—	3,660
Impairment of leasing equipment	—	1,191	—	—	1,191
Early retirement of leasing equipment	—	37,766	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	—	80	—	—	80
Interest expense	8,250	21,374	70	(8,319)	21,375
Interest income	(8,250)	(23)	—	8,250	(23)
Equity in earnings of subsidiary	21,745	(260)	—	(21,485)	—
Other income, net	—	(136)	1	—	(135)
Total expense (income)	21,745	185,641	382	(21,554)	186,214
(Loss) income before (benefit) provision for income taxes	(21,745)	(33,961)	434	21,485	(33,787)
(Benefit) provision for income taxes	—	(12,216)	174	—	(12,042)
Net (loss) income	(21,745)	(21,745)	260	21,485	(21,745)
Unrealized loss on derivative instruments, net of tax of $612	—	(942)	—	—	(942)
Derivative loss reclassified into earnings, net of tax of ($1,729)	—	2,660	—	—	2,660
Foreign currency translation loss, net of tax of $(95)	—	146	—	—	146
Total other comprehensive income	—	1,864	—	—	1,864
Total comprehensive (loss) income	$(21,745)	$(19,881)	$260	$21,485	$(19,881)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Six Months Ended June 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$290,630	$1,590	$(142)	$292,078
Direct operating expenses	—	149,795	21	—	149,816
Selling, general and administrative expenses	—	40,856	257	—	41,113
Depreciation expense	—	34,942	335	—	35,277
Provision for doubtful accounts	—	7,117	—	—	7,117
Impairment of leasing equipment	—	2,317	—	—	2,317
Early retirement of leasing equipment	—	37,766	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	—	102	—	—	102
Interest expense	16,500	43,590	143	(16,642)	43,591
Interest income	(16,500)	(47)	—	16,500	(47)
Equity in earnings of subsidiary	16,271	(484)	—	(15,787)	—
Other income, net	—	(518)	1	—	(517)
Total expense (income)	16,271	315,436	757	(15,929)	316,535
(Loss) income before (benefit) provision for income taxes	(16,271)	(24,806)	833	15,787	(24,457)
(Benefit) provision for income taxes	—	(8,535)	349	—	(8,186)
Net (loss) income	(16,271)	(16,271)	484	15,787	(16,271)
Unrealized loss on derivative instruments, net of tax of $701	—	(1,078)	—	—	(1,078)
Derivative loss reclassified into earnings, net of tax of ($3,543)	—	5,452	—	—	5,452
Foreign currency translation loss, net of tax of $35	—	(61)	—	—	(61)
Total other comprehensive income	—	4,313	—	—	4,313
Total comprehensive (loss) income	$(16,271)	$(11,958)	$484	$15,787	$(11,958)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Cash Flows

For The Six Months Ended June 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$59,680	$1,015	$756	$61,451
Investing activities:
Proceeds from sale of leasing equipment	—	6,694	—	—	6,694
Collections on net investment in direct finance leases, net of interest earned	—	3,115	—	(756)	2,359
Purchase of leasing equipment	—	(95,888)	—	—	(95,888)
Purchase of fixed assets	—	(1,023)	—	—	(1,023)
Net cash used in investing activities	—	(87,102)	—	(756)	(87,858)
Financing activities:
Proceeds from long-term debt	—	92,000	—	—	92,000
Repayments of long-term debt	—	(61,192)	—	—	(61,192)
Cash paid for debt issuance fees	—	(1,973)	—	—	(1,973)
Repurchase of indirect parent shares from employees	—	(585)	—	—	(585)
Net cash provided by financing activities	—	28,250	—	—	28,250
Effect of changes in exchange rates on cash and cash equivalents	—	(99)	—	—	(99)
Net increase in cash and cash equivalents	—	729	1,015	—	1,744
Cash and cash equivalents, beginning of period	—	11,308	535	—	11,843
Cash and cash equivalents, end of period	$—	$12,037	$1,550	$—	$13,587

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13. Guarantor Financial Information (continued)

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Three Months Ended June 30, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$126,311	$800	$(79)	$127,032
Direct operating expenses	—	73,183	10	—	73,193
Selling, general and administrative expenses	—	13,575	172	—	13,747
Depreciation expense	—	17,521	168	—	17,689
Provision for doubtful accounts	—	2,551	—	—	2,551
Impairment of leasing equipment	—	431	—	—	431
Loss on modification and extinguishment of debt and capital lease obligations	—	248	—	—	248
Interest expense	8,250	22,687	83	(8,332)	22,688
Interest income	(8,250)	(272)	—	8,253	(269)
Equity in earnings of subsidiary	1,233	(315)	—	(918)	—
Other income, net	—	(1,191)	(1)	—	(1,192)
Total expense (income)	1,233	128,418	432	(997)	129,086
(Loss) income before (benefit) provision for income taxes	(1,233)	(2,107)	368	918	(2,054)
(Benefit) provision for income taxes	—	(874)	53	—	(821)
Net (loss) income	(1,233)	(1,233)	315	918	(1,233)
Unrealized gain on derivative instruments, net of tax of ($1,975)	—	3,054	—	—	3,054
Derivative loss reclassified into earnings, net of tax of ($1,976)	—	3,055	—	—	3,055
Foreign currency translation loss, net of tax of $119	—	(178)	—	—	(178)
Total other comprehensive income	—	5,931	—	—	5,931
Total comprehensive (loss) income	$(1,233)	$4,698	$315	$918	$4,698

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Six Months Ended June 30, 2013

	Company Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$243,502	$1,591	$(162)	$244,931
Direct operating expenses	—	134,175	21	—	134,196
Selling, general and administrative expenses	—	26,846	415	—	27,261
Depreciation expense	—	34,626	337	—	34,963
Provision for doubtful accounts	—	4,707	—	—	4,707
Impairment of leasing equipment	—	2,564	—	—	2,564
Loss on modification and extinguishment of debt and capital lease obligations	—	895	—	—	895
Interest expense	16,500	45,408	169	(16,667)	45,410
Interest income	(16,500)	(276)	—	16,505	(271)
Equity in earnings of subsidiary	1,668	(436)	—	(1,232)	—
Other income, net	—	(1,985)	(5)	—	(1,990)
Total expense (income)	1,668	246,524	937	(1,394)	247,735
(Loss) income before (benefit) provision for income taxes	(1,668)	(3,022)	654	1,232	(2,804)
(Benefit) provision for income taxes	—	(1,354)	218	—	(1,136)
Net (loss) income	(1,668)	(1,668)	436	1,232	(1,668)
Unrealized gain on derivative instruments, net of tax of ($1,795)	—	2,775	—	—	2,775
Derivative loss reclassified into earnings, net of tax of ($4,025)	—	6,223	—	—	6,223
Foreign currency translation loss, net of tax of $221	—	(333)	—	—	(333)
Total other comprehensive income	—	8,665	—	—	8,665
Total comprehensive (loss) income	$(1,668)	$6,997	$436	$1,232	$6,997

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Cash Flows

For The Six Months Ended June 30, 2013

	Company Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$27,485	$(586)	$1,376	$28,275
Investing activities:
Proceeds from sale of leasing equipment	—	5,036	—	—	5,036
Collections on net investment in direct finance leases, net of interest earned	—	4,237	—	(1,376)	2,861
Purchase of leasing equipment	—	(88,726)	—	—	(88,726)
Purchase of fixed assets	—	(2,339)	—	—	(2,339)
Net cash used in investing activities	—	(81,792)	—	(1,376)	(83,168)
Financing activities:
Proceeds from long-term debt	—	86,000	—	—	86,000
Repayment of long-term debt	—	(48,824)	—	—	(48,824)
Cash paid for debt issuance fees	—	(1,769)	—	—	(1,769)
Repurchase of shares from employees	—	(470)	—	—	(470)
Net cash provided by financing activities	—	34,937	—	—	34,937
Effect of changes in exchange rates on cash and cash equivalents	—	(241)	—	—	(241)
Net decrease in cash and cash equivalents	—	(19,611)	(586)	—	(20,197)
Cash and cash equivalents, beginning of period	—	25,838	718	—	26,556
Cash and cash equivalents, end of period	$—	$6,227	$132	$—	$6,359

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

14.  Subsequent Events

Lease of 750 College Road East

On August 1, 2014, the Company entered into a lease of 82,283 square feet of office space for a term of 10 years and 9 months in an office building located at 750 College Road East, Princeton, New Jersey.  The lease contains typical terms of agreements of such duration and size.  The Company expects to move into the new office space during the first quarter of 2015.  Entering into the Lease will allow the Company to consolidate its headquarters from two locations into one.

The Company is eligible for various incentives in connection with this lease, including the award of a “Grow NJ Tax Credit” from the New Jersey Economic Development Authority for up to $9,800 in tax credits over a 10 year period, and subject to, among other things, meeting certain minimum capital spending requirements and retaining and adding new jobs in New Jersey.

Sale of 211 College Road East

On August 1, 2014, the Company agreed to sell the building that currently serves as its corporate headquarters at 211 College Road East, Princeton, New Jersey, for $2,300.

Expiration of the Pacific Coast Longshore Contract (the “PCL Contract”)

On July 1, 2014, the PCL Contract that was in place between the International Longshore and Warehouse Union (“ILWU”) and the Pacific Maritime Association expired.  While no contract extension has been put in place, both parties have indicated that the negotiations continue to be productive and each has publicly pledged to continue to keep cargo moving during said negotiations.  The Company is not a signatory to the PCL Contract.  However, if the negotiations break down with no contract extension in place, a strike by the ILWU could adversely affect the Company’s business and results of operations if the Company’s customers call upon ports not supplied through our neutral or co-op marine pools to conduct their business.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the interim consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. All dollar amounts discussed below are in thousands of U.S. dollars except per share amounts, or unless otherwise stated. The interim financial statements have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions.  Our actual results could differ materially from those anticipated in the “Forward-looking statements” set forth in this Quarterly Report on Form 10-Q as a result of many factors, including those included and discussed in “Forward-looking statements” and “Risk factors” set forth in Part I-Item 1A of our Annual Report on Form 10-K for fiscal year 2013 and elsewhere in this report.

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

Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of June 30, 2014, we owned, leased-in or managed a fleet of 271,551 chassis and 38,201 units available for remanufacture. The net book value of our owned equipment was approximately $1.43 billion.

We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

•              Marine Market segment—primarily serving shipping lines and motor carriers with 20’, 40’ and 45’ foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of June 30, 2014, our active fleet included 198,559 marine chassis.

•              Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53’ chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of June 30, 2014, our active fleet included 72,992 domestic chassis.

As of June 30, 2014, approximately 19%, 2%, and 79% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively. As of June 30, 2014, 32% of our on-hire fleet was under existing usage agreements that provided for total contractual cash flow of $227.7 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.  Our utilization rates are determined by the percentage of our total fleet that is on-hire divided by the total fleet, excluding chassis awaiting the remanufacture process.  As of June 30, 2014 and 2013, our utilization rates were 96.4% and 92.2%, respectively.

The table below summarizes our total fleet by type of lease as of June 30, 2014:

	Units		Net book value		Average	% of
Total fleet by lease type	# of units	% of total	$ in millions	% of total	age (in years)	On-hire fleet

Term lease	49,268	16	$255.0	18	13.0	19
Direct finance lease	6,177	2	19.3	1	11.7	2
Marine chassis pool	145,722	47	628.9	44	14.1	56
Domestic chassis pool	60,473	20	384.3	27	7.6	23
On-hire fleet	261,640	85	1,287.5	90	12.4	100
Available fleet	9,911	3	31.8	2	15.0
Active fleet	271,551	88	1,319.3	92	12.5
Units available for remanufacture	38,201	12	114.9	8
Total fleet	309,752	100	$1,434.2	100

Term lease products

Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership, and bear the risk of re-leasing the asset upon expiration of the lease.  Historically, we estimate that our average term lease renewal rate has been approximately 80% and for the six months ended June 30, 2014 our term lease renewal rate was approximately 74%.   During 2013 and continuing into 2014, several of our lessees have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases.  If we include these rentals, the renewal rate for the six months ended June 30, 2014 would be 97%.

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

Chassis pools

We operate and maintain domestic and marine chassis pools. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Because substantially all our major customers have regular shipments requiring chassis, some commit to subscription levels for minimum chassis usage to ensure sufficient chassis supply. As of June 30, 2014, 22% of chassis pool revenue was generated by such minimum usage arrangements.

Marine chassis pools

We operate pools in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, West Coast and Midwest, using marine 20’, 40’ and 45’ chassis. As of June 30, 2014, we owned 130,802 units and managed 14,920 units owned and contributed by shipping lines for a total of 145,722 units. The net book value of our owned marine pool units amounted to $628.9 million as of June 30, 2014. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the six months ended June 30, 2014, approximately 5% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

We also operate pools for domestic 53’ chassis at railroad ramps throughout the United States. As of June 30, 2014, we had 60,473 units, including 8,414 that we lease-in, engaged in providing this service. The net book value of the domestic pool units that we own totaled $384.3 million, as of June 30, 2014. Currently, we have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies that operate standard-size domestic intermodal equipment. A large portion of our domestic units are leased under these contracts and under similar contracts with other customers and contain minimum chassis usage subscription levels. For the six months ended June 30, 2014, approximately 61% of domestic chassis pool revenue was generated under subscription arrangements.

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

Comparison of our consolidated results for the three months ended June 30, 2014 to the three months ended June 30, 2013

	Three Months Ended June 30,		Variance
	2014	2013	$ change	% change
Revenues:
Equipment leasing revenue	$139,715	$111,967	$27,748	25
Finance revenue	561	808	(247)	(31)
Other revenue	12,151	14,257	(2,106)	(15)
Total revenues	$152,427	$127,032	$25,395	20
Expenses:
Direct operating expenses	82,983	73,193	9,790	13
Selling, general and administrative expenses	22,544	13,747	8,797	64
Depreciation expense	16,773	17,689	(916)	(5)
Provision for doubtful accounts	3,660	2,551	1,109	43
Impairment of leasing equipment	1,191	431	760	**
Early retirement of leasing equipment	37,766	—	37,766	**
Loss on modification and extinguishment of debt and capital lease obligations	80	248	(168)	(68)
Interest expense	21,375	22,688	(1,313)	(6)
Interest income	(23)	(269)	246	(91)
Other income, net	(135)	(1,192)	1,057	(89)
Total expenses	186,214	129,086	57,128	44
Loss before benefit for income taxes	(33,787)	(2,054)	(31,733)	**
Benefit for income taxes	(12,042)	(821)	(11,221)	**
Net loss	$(21,745)	$(1,233)	$(20,512)	**
Adjusted net income(1)	$4,787	$3,005	$1,782	59
Adjusted EBITDA(1)	$44,630	$39,194	$5,436	14

**                                  Not meaningful

(1)                                 For a reconciliation of Adjusted net (loss) income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures.

Revenues

Total Company revenue was $152.4 million for the three months ended June 30, 2014 compared to $127.0 million for the three months ended June 30, 2013, an increase of $25.4 million or 20%.

Equipment leasing revenue was $139.7 million for the three months ended June 30, 2014 compared to $112.0 million for the three months ended June 30, 2013, an increase of $27.7 million or 25%. This increase was primarily the result of a 21% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $24.2 million, and an increase in the average on-hire fleet of approximately 7,600 chassis, or 3%, which led to an increase in equipment leasing revenue of $3.5 million.

The increase in average per diem rates is primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services.  We have also benefited from negotiated rate increases to shipping line, railroad and intermodal logistics customers. The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 25,616 chassis from our shipping line customers from July 1, 2013 through June 30, 2014 as well as a shift of 14,542 term lease units into our pools over the same period. Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

Finance revenue was $0.6 million for the three months ended June 30, 2014 compared to $0.8 million for the three months ended June 30, 2013, a decrease of $0.2 million or 25%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $10.6 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $12.2 million for the three months ended June 30, 2014 compared to $14.3 million for the three months ended June 30, 2013, a decrease of $2.1 million or 15%. This decrease was primarily attributable to a $1.8 million reduction in term lease termination fees, a decrease in repair billings of $0.8 million and a $0.2 million reduction in fees earned for management services. These decreases were partially offset by an increase in billings to pool customers for the repositioning of equipment of $0.6 million.

Marine Market segment

Total Marine Market segment revenue was $107.2 million for the three months ended June 30, 2014 compared to $86.3 million for the three months ended June 30, 2013, an increase of $20.9 million or 24%.

	Three Months Ended June 30,
Key Operating Statistics	2014	2013	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$89,062	$63,077	$25,985	41
Average Total Fleet	140,516	119,283	21,233	18
Average Daily Revenue per Chassis	$6.97	$5.81	$1.16	20
Term Lease Statistics
Per Diem Revenue	$9,372	$11,636	$(2,264)	(19)
Average Total Fleet	38,752	51,165	(12,413)	(24)
Average Daily Revenue per Chassis	$2.66	$2.50	$0.16	6

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $98.4 million for the three months ended June 30, 2014 compared to $74.7 million for the three months ended June 30, 2013, an increase of $23.7 million or 32%. Marine pool per diem revenues increased $26.0 million or 41% due to an 18% increase in the average number of chassis operating in our marine pools and a 20% increase in the average per diem rate. The increased number of chassis in our marine pools is due to the Company’s purchase of 25,616 chassis from our shipping line customers from July 1, 2013 through June 30, 2014 as well as a shift of 14,542 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model.  The increase in the average per diem rates in the marine pools is primarily due to a favorable mix of higher per diem rates billed to motor carriers and negotiated per diem rate increases to shipping line customers.  Marine pool per diem revenues attributable to motor carriers rose to 50% of total marine pool per diem revenue in the second quarter of 2014 from 45% in the second quarter of 2013. Marine term lease revenues decreased $2.3 million or 19% due to a 24% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool. This decrease was partially offset by a 6% increase in the average per diem rates.

Finance revenue was $0.6 million for the three months ended June 30, 2014 compared to $0.8 million for the three months ended June 30, 2013, a decrease of $0.2 million or 25%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $10.6 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $8.2 million for the three months ended June 30, 2014 compared to $10.8 million for the three months ended June 30, 2013, a decrease of $2.6 million or 24%. This decrease was primarily attributable to a $1.8 million reduction in term lease termination fees, a decrease in repair billings of $0.6 million and a $0.1 million reduction in fees earned for management services.

Domestic Market segment

Total Domestic Market segment revenue was $44.0 million for the three months ended June 30, 2014 compared to $39.0 million for the three months ended June 30, 2013, an increase of $5.0 million or 13%.

	Three Months Ended June 30,
Key Operating Statistics	2014	2013	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$37,263	$32,638	$4,625	14
Average Total Fleet	60,380	59,869	511	1
Average Daily Revenue per Chassis	$6.78	$5.99	$0.79	13
Term Lease Statistics
Per Diem Revenue	$4,018	$4,615	$(597)	(13)
Average Total Fleet	12,418	14,098	(1,680)	(12)
Average Daily Revenue per Chassis	$3.56	$3.60	$(0.04)	(1)

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $41.3 million for the three months ended June 30, 2014 compared to $37.3 million for the three months ended June 30, 2013, an increase of $4.0 million or 11%. Domestic pool per diem revenues increased $4.6 million or 14% due to a 13% increase in the average per diem rates and a 1% increase in the average number of chassis in our domestic pools. The increase in the average per diem rates in the domestic pool is due to higher utilization of our fleet along with negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues decreased $0.6 million or 13% primarily due to a 12% decrease in the average number of chassis on-hire due to the sale of domestic chassis which were on an expiring term lease.

Other revenue was $2.7 million for the three months ended June 30, 2014 compared to $1.8 million for the three months ended June 30, 2013, an increase of $0.9 million or 50%. This increase was primarily attributable to increases in billings to pool customers to rebalance our pools.

Direct operating expenses

Total Company direct operating expenses were $83.0 million for the three months ended June 30, 2014 compared to $73.2 million for the three months ended June 30, 2013, an increase of $9.8 million or 13%.  Maintenance and repair expenses increased $8.0 million or 15%, which was primarily due to a 12% increase in the average number of chassis operating in marine and domestic chassis pools. We also experienced a higher average cost per repair driven primarily by our geographic expansion tohigher labor rate regions where the maintenance and repair work is being performed. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in increases in repositioning and handling expenses and other direct operating expenses of $1.3 million and $0.5 million, respectively.

Marine Market segment

Direct operating expenses for the Marine Market segment were $62.8 million for the three months ended June 30, 2014 compared to $52.7 million for the three months ended June 30, 2013, reflecting an increase of $10.1 million or 19%. Maintenance and repair expenses increased $8.1 million or 21%, primarily due to an 18% increase in the average number of chassis operating in our marine pools. We also experienced a higher average cost per repair driven primarily by our geographic expansion to higher labor rate regions where the maintenance and repair work is being performed. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expense of $1.4 million and an increase in pool operational expense of $0.6 million.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $15.8 million for the three months ended June 30, 2014 compared to $16.9 million for the three months ended June 30, 2013, reflecting a decrease of $1.1 million or 7%. Maintenance and repair expenses decreased $1.1 million or 9% primarily due to a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the three months ended June 30, 2014 versus the comparable period of 2013.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Variance	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Variance
Consolidated Statements of Operations Data:
Marine Market segment	$107,232	$86,306	$20,926	$28,176	$23,845	$4,331
Domestic Market segment	44,007	39,053	4,954	23,496	18,987	4,509
Total Reportable segments	$151,239	$125,359	$25,880	$51,672	$42,832	$8,840
Other	1,188	1,673	(485)	(7,042)	(3,638)	(3,404)
Total Company	$152,427	$127,032	$25,395	$44,630	$39,194	$5,436

Principal collections on direct finance leases				(1,172)	(1,401)
Non-cash share-based compensation				(218)	(252)
Depreciation expense				(16,773)	(17,689)
Impairment of leasing equipment				(1,191)	(431)
Early retirement of leasing equipment				(37,766)	—
Loss on modification and extinguishment of debt and capital lease obligations				(80)	(248)
Interest expense				(21,375)	(22,688)
Other income, net				135	1,192
Interest income				23	269
Loss before benefit for income taxes				(33,787)	(2,054)
Benefit for income taxes				(12,042)	(821)
Net loss				$(21,745)	$(1,233)

Selling, general and administrative expenses

Selling, general and administrative expenses were $22.5 million for the three months ended June 30, 2014 compared to $13.7 million for the three months ended June 30, 2013, an increase of $8.8 million or 64%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of the industry shift to the motor carrier model and consulting fees in support of information technology and human resource initiatives.

Depreciation expense

Depreciation expense was $16.8 million for the three months ended June 30, 2014 compared to $17.7 million for the three months ended June 30, 2013, a decrease of $0.9 million or 5%. This decrease was primarily due to our decision to change the estimated useful life of 53’ domestic chassis from 17.5 years to 20 years effective April 1, 2014. Also contributing to the decrease in depreciation expense was the early retirement of certain marine chassis as of April 1, 2014.  See Note 3 to the consolidated financial statements.  Retiring such chassis eliminated the need to depreciate them subsequently. These decreases are partially offset by an increase in depreciation expense resulting from chassis acquired during the second half of 2013 and the first half of 2014, and to a lesser extent, computer equipment purchased to support information technology initiatives. Such chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool.

Provision for doubtful accounts

The provision for doubtful accounts was $3.7 million for the three months ended June 30, 2014 compared to $2.6 million for the three months ended June 30, 2013, an increase of $1.1 million.  The increase was primarily attributable to a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate to the motor carrier model. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $1.2 million for the three months ended June 30, 2014 compared to $0.4 million for the three months ended June 30, 2013, an increase of $0.8 million. This increase was primarily due to write-downs associated with axle sets determined to be unsuitable for the remanufacturing program.

Early retirement of leasing equipment

During the second quarter of 2014, we recorded retirement charges of $37.8 million associated with the retirement of excess and non-standard chassis and axle sets. Approximately $14.8 million of this retirement charge was the result of 11,000 excess and other non-standard chassis residing at depots and chassis pools, in addition to approximately 9,000 axle sets residing at depots which resulted in a retirement charge of $23.0 million. These retirement charges were largely influenced by our successful award of several shipping line acquisitions during the current quarter whereby over 23,000 marine chassis were either acquired or returned to us from shipping lines. The influx of marine chassis caused us to analyze our fleet requirements over a multi-year period taking into account forecasted market growth, the current performance of our marine pools and utilization requirements among other factors which ultimately influenced our decision to early retire certain chassis and axle sets.

The total of the above retirement charges of $37.8 million is recorded in Early retirement of leasing equipment in the Consolidated Statements of Operations.

Loss on modification and extinguishment of debt and capital lease obligations

The decrease in the loss on modification and extinguishment of debt and capital lease obligations of $0.2 million for the three months ended June 30, 2014, as compared to the corresponding prior year period, was primarily due to the exercise of an early purchase option on a capital lease during the three months ended June 30, 2013. In accordance with such exercise, we recognized a $0.2 million loss on the extinguishment of debt related to contractual premiums paid.

Interest expense

Interest expense was $21.4 million for the three months ended June 30, 2014 compared to $22.7 million for the three months ended June 30, 2013, a decrease of $1.3 million or 6%. The non-cash interest portion of this decrease (consisting of deferred financing fees, amortized losses on terminations of derivative instruments, and fair value adjustments for derivative instruments) amounted to $0.4 million, while the cash interest portion resulted in a decrease amounting to $0.9 million. The decrease in non-cash interest expense was primarily due to a $0.6 million decrease in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements, partially offset by a $0.2 million increase in the amortization of deferred financing fees. The decrease in cash interest expense for the three months ended June 30, 2014 was primarily due to a reduction in the weighted-average interest rate from 5.62% during the second quarter of 2013 to 5.22% during the second quarter of 2014, which accounted for a $1.2 million decrease in cash interest expense. The decrease in the weighted-average interest rate was due to an amendment to the Asset Based Lending Facility (the “ABL Facility”) whereby the interest rate on the ABL Facility was decreased to LIBOR plus 2.25% from LIBOR plus 2.75%.  Partially offsetting this decrease was a $17.8 million increase in the average balance of debt outstanding during the current year period which yielded incremental cash interest expense of $0.3 million. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis pool operation and related fleet.

Other income, net

Other income, net for the three months ended June 30, 2014 was $0.1 million compared to $1.2 million for the three months ended June 30, 2013. The decrease was primarily due to the $1.1 million gain associated with the disposition of domestic containers during the prior year period, without a corresponding sale of domestic containers during the current year period.

Benefit for income taxes

The effective income tax rates for the three months ended June 30, 2014 and 2013 were (36%) and (40%), respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

The Company reports income tax provisions (or benefits) pertaining to significant unusual or extraordinary items as discrete events (i.e., not included in the forecasted annual effective tax rate used to provide for interim taxes).  With regard to the Company’s $37.8 million charge recorded during the second quarter of 2014 for the early retirement of leasing equipment, the Company determined it was not highly abnormal or historically unrelated to its ordinary activities.  Thus, the Company did not treat the Early retirement of leasing equipment as a discrete item in deriving the income tax benefit for the period ended June 30, 2014.

Net loss

Net loss was $21.7 million for the three months ended June 30, 2014 compared to $1.2 million for the three months ended June 30, 2013. The increase in the net loss was attributable to the items noted above.

Comparison of our consolidated results for the six months ended June 30, 2014 to the six months ended June 30, 2013

	Six Months Ended June 30,		Variance
	2014	2013	$ change	% change
Revenues:
Equipment leasing revenue	$271,084	$219,514	$51,570	24
Finance revenue	1,156	1,818	(662)	(36)
Other revenue	19,838	23,599	(3,761)	(16)
Total revenues	$292,078	$244,931	$47,147	19
Expenses:
Direct operating expenses	149,816	134,196	15,620	12
Selling, general and administrative expenses	41,113	27,261	13,852	51
Depreciation expense	35,277	34,963	314	1
Provision for doubtful accounts	7,117	4,707	2,410	51
Impairment of leasing equipment	2,317	2,564	(247)	(10)
Early retirement of leasing equipment	37,766	—	37,766	**
Loss on modification and extinguishment of debt and capital lease obligations	102	895	(793)	(89)
Interest expense	43,591	45,410	(1,819)	(4)
Interest income	(47)	(271)	224	(83)
Other income, net	(517)	(1,990)	1,473	(74)
Total expenses	316,535	247,735	68,800	28
Loss before benefit for income taxes	(24,457)	(2,804)	(21,653)	**
Benefit for income taxes	(8,186)	(1,136)	(7,050)	**
Net loss	$(16,271)	$(1,668)	$(14,603)	**
Adjusted net income(1)	$14,135	$7,208	$6,927	96
Adjusted EBITDA(1)	$96,827	$82,161	$14,666	18

**                                  Not meaningful

(1)         For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures

Revenues

Total Company revenue was $292.1 million for the six months ended June 30, 2014 compared to $244.9 million for the six months ended June 30, 2013, an increase of $47.2 million or 19%.

Equipment leasing revenue was $271.1 million for the six months ended June 30, 2014 compared to $219.5 million for the six months ended June 30, 2013, an increase of $51.6 million or 24%. This increase was primarily the result of a 19% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $43.2 million, and an increase in the average on-hire fleet of approximately 9,300 chassis, or 4%, which led to an increase in equipment leasing revenue of $8.4 million.

The increase in average per diem rates is primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services.  We have also benefited from negotiated rate increases to shipping line, railroad and intermodal logistics customers. The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 25,616 chassis from our shipping line customers from July 1, 2013 through June 30, 2014 as well as a shift of 14,542 term lease units into our pools over the same period. Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

Finance revenue was $1.2 million for the six months ended June 30, 2014 compared to $1.8 million for the six months ended June 30, 2013, a decrease of $0.6 million or 33%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $13.1 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $19.8 million for the six months ended June 30, 2014 compared to $23.6 million for the six months ended June 30, 2013, a decrease of $3.8 million or 16%. This decrease was primarily attributable to the absence of $2.9 million in fees earned for arranging the sale of managed containers to a third party in 2013, a $1.8 million reduction in term lease termination fees, a decrease in repair billings of $0.6 million, a $0.5 million reduction in fees earned for management services and lower scrap metal proceeds in connection with the disposal of end-of-life chassis of $0.2 million. These decreases were partially offset by an increase in billings to pool customers for the repositioning of equipment of $2.3 million.

Marine Market segment

Total Marine Market segment revenue was $203.1 million for the six months ended June 30, 2014 compared to $162.1 million for the six months ended June 30, 2013, an increase of $41.0 million or 25%.

	Six Months Ended June 30,
Key Operating Statistics	2014	2013	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$169,840	$120,096	$49,744	41
Average Total Fleet	137,070	109,491	27,579	25
Average Daily Revenue per Chassis	$6.85	$6.06	$0.79	13
Term Lease Statistics
Per Diem Revenue	$19,520	$26,229	$(6,709)	(26)
Average Total Fleet	40,505	57,784	(17,279)	(30)
Average Daily Revenue per Chassis	$2.66	$2.51	$0.15	6

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $189.4 million for the six months ended June 30, 2014 compared to $146.3 million for the six months ended June 30 2013, an increase of $43.1 million or 29%. Marine pool per diem revenues increased $49.7 million or 41% due to a 25% increase in average number of chassis operating in our marine pools and a 13% increase in the average per diem rate. The increased number of chassis in our marine pools is due to the Company’s purchase of 25,616 chassis from our shipping line customers from July 1, 2013 through June 30, 2014 as well as a shift of 14,542 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model. The increase in the average per diem rates in the marine pools is primarily due to a favorable mix of higher per diem rates billed to motor carriers and negotiated per diem rate increases to shipping line customers.  Marine pool per diem revenues attributable to motor carriers rose to 48% of total marine pool per diem revenue for the six months ended June 30, 2014 from 40% in the six months ended June 30, 2013. Marine term lease revenues decreased $6.7 million or 26% due to a 30% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool. This decrease was partially offset by a 6% increase in the average per diem rates.

Finance revenue was $1.1 million for the six months ended June 30, 2014 compared to $1.8 million for the six months ended June 30, 2013, a decrease of $0.7 million or 39%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $13.0 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $12.6 million for the six months ended June 30, 2014 compared to $14.0 million for the six months ended June 30, 2013, a decrease of $1.4 million or 10%. This decrease was primarily attributable to a $1.8 million reduction in term lease termination fees, a decrease in repair billings of $0.4 million and a $0.1 million reduction in fees earned for management services. These decreases were partially offset by an increase in billings to pool customers for the repositioning of equipment of $1.0 million.

Domestic Market segment

Total Domestic Market segment revenue was $86.8 million for the six months ended June 30, 2014 compared to $76.3 million for the six months ended June 30, 2013, an increase of $10.5 million or 14%.

	Six Months Ended June 30,
Key Operating Statistics	2014		2013	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$72,551		$64,050	$8,501	13
Average Total Fleet	60,323		59,841	482	1
Average Daily Revenue per Chassis	$6.64		$5.91	$0.73	12
Term Lease Statistics
Per Diem Revenue	$9,173		$9,138	$35	—
Average Total Fleet	12,653		14,182	(1,529)	(11)
Average Daily Revenue per Chassis(*excluding early termination revenue)	$3.51	*	$3.56	$(0.05)	(1)

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $81.7 million for the six months ended June 30, 2014 compared to $73.2 million for the six months ended June 30, 2013, an increase of $8.5 million or 12%. Domestic pool per diem revenues increased $8.5 million or 13% due to a 12% increase in average per diem rates and a 1% increase in the average number of chassis in our domestic pools. The increase in the average per diem rates in the domestic pool is due to higher utilization of our fleet along with negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues were relatively unchanged compared to the prior year period. The impact of an 11% decrease in the average number of chassis on-hire resulting from the sale of domestic chassis which were on an expiring term lease was offset by the recognition of early termination revenue during the current year period.

Other revenue was $5.1 million for the six months ended June 30, 2014 compared to $3.2 million for the six months ended June 30, 2013, an increase of $1.9 million or 59%. This increase was primarily attributable to increases in billings to rebalance our pools of $1.8 million and repair billings to customers for damage incurred while the chassis was on lease of $0.2 million.

Direct operating expenses

Total Company direct operating expenses were $149.8 million for the six months ended June 30, 2014 compared to $134.2 million for the six months ended June 30, 2013, an increase of $15.6 million or 12%.  Maintenance and repair expenses increased $11.7 million or 12%, which was primarily due to a 17% increase in the average number of chassis operating in marine and domestic chassis pools. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the six months ended June 30, 2014 versus the comparable period of 2013. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $2.6 million and an increase in pool operational expense of $1.7 million. These increases were partially offset by a $0.4 million decrease in other direct operating expenses.

Marine Market segment

Direct operating expenses for the Marine Market segment were $112.3 million for the six months ended June 30, 2014 compared to $93.8 million for the six months ended June 30, 2013, reflecting an increase of $18.5 million or 20%. Maintenance and repair expenses increased $12.9 million or 19%, primarily due to a 25% increase in the average number of chassis operating in our marine pools. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the six months ended June 30, 2014 versus the comparable period of 2013 primarily due to increased oversight over third-party maintenance and repair activity. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expense of $3.3 million and an increase in pool operational expense of $1.7 million. Other direct operating expenses such as chassis usage fees and insurance related expenses contributed to the remaining increase of $0.6 million.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $29.3 million for the six months ended June 30, 2014 compared to $32.5 million for the six months ended June 30, 2013, reflecting a decrease of $3.2 million or 10%. Maintenance and repair expenses decreased $2.2 million or 10%. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the six months ended June 30, 2014 versus the comparable period of 2013. Additionally, the purchase of previously rented equipment contributed to a $1.5 million decrease in chassis rental expenses. These decreases were partially offset by a $0.5 million increase in other direct operating expenses.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Variance
Consolidated Statements of Operations Data:
Marine Market segment	$203,117	$162,123	$40,994	$61,064	$49,377	$11,687
Domestic Market segment	86,821	76,342	10,479	48,968	37,476	11,492
Total Reportable segments	$289,938	$238,465	$51,473	$110,032	$86,853	$23,179
Other	2,140	6,466	(4,326)	(13,205)	(4,692)	(8,513)
Total Company	$292,078	$244,931	$47,147	$96,827	$82,161	$14,666

Principal collections on direct finance leases				(2,359)	(2,861)
Non-cash share-based compensation				(436)	(533)
Depreciation expense				(35,277)	(34,963)
Impairment of leasing equipment				(2,317)	(2,564)
Early retirement of leasing equipment				(37,766)	—
Loss on modification and extinguishment of debt and capital lease obligations				(102)	(895)
Interest expense				(43,591)	(45,410)
Other income				517	1,990
Interest income				47	271
Loss before benefit for income taxes				(24,457)	(2,804)
Benefit for income taxes				(8,186)	(1,136)
Net loss				$(16,271)	$(1,668)

Selling, general and administrative expenses

Selling, general and administrative expenses were $41.1 million for the six months ended June 30, 2014 compared to $27.2 million for the six months ended June 30, 2013, an increase of $13.9 million or 51%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of the industry shift to the motor carrier model and consulting fees in support of information technology and human resource initiatives.

Depreciation expense

Depreciation expense was $35.3 million for the six months ended June 30, 2014 compared to $35.0 million for the six months ended June 30, 2013, an increase of $0.3 million or 1%. This increase was primarily due to an increase in depreciation expense resulting from chassis acquired during the last half of 2013 and the six months ended June 30, 2014, and to a lesser extent, computer equipment purchased to support information technology initiatives. Such chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool. These increases are partially offset by reductions in depreciation expense resulting from the change in the estimated useful life of 53’ domestic chassis from 17.5 years to 20 years effective April 1, 2014. Also contributing to the decrease in depreciation expense was the early retirement of certain marine chassis as of April 1, 2014. Retiring such chassis eliminated the need to depreciate them subsequently.

Provision for doubtful accounts

The provision for doubtful accounts was $7.1 million for the six months ended June 30, 2014 compared to $4.7 million for the six months ended June 30, 2013, an increase of $2.4 million. The increase was primarily attributable to a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate to the motor carrier model. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $2.3 million for the six months ended June 30, 2014 compared to $2.6 million for the six months ended June 30, 2013, a decrease of $0.3 million or 12%. This decrease was primarily due to a lesser number of end-of-life chassis impaired in the first half of 2014 as compared to the first half of 2013 and was partially offset by an increase in write-downs associated with axle sets determined to be unsuitable for the remanufacturing program.

Early retirement of leasing equipment

During the second quarter of 2014, we recorded retirement charges of $37.8 million associated with the retirement of excess and non-standard chassis and axle sets. Approximately $14.8 million of this retirement charge was the result of 11,000 excess and other non-standard chassis residing at depots and chassis pools, in addition to approximately 9,000 axle sets residing at depots which resulted in a retirement charge of $23.0 million. These retirement charges were largely influenced by our successful award of several shipping line acquisitions during the current quarter whereby over 23,000 marine chassis were either acquired or returned to us from shipping lines. The influx of marine chassis caused us to analyze our fleet requirements over a multi-year period taking into account forecasted market growth, the current performance of our marine pools and utilization requirements among other factors which ultimately influenced our decision to early retire certain chassis and axle sets.

The total of the above retirement charges of $37.8 million is recorded in Early retirement of leasing equipment in the Consolidated Statements of Operations.

Loss on modification and extinguishment of debt and capital lease obligations

The loss on modification and extinguishment of debt and capital lease obligations was $0.9 million for the six months ended June 30, 2014 compared to $0.1 million for the six months ended June 30, 2013, a decrease of $0.8 million This decrease was primarily due to the exercise of early purchase options on three capital leases during the six months ended June 30, 2013. In accordance with such exercise, we recognized a $0.8 million loss on the extinguishment of debt related to contractual premiums paid and the write-off of previously capitalized costs.

Interest expense

Interest expense was $43.6 million for the six months ended June 30, 2014 compared to $45.4 million for the six months ended June 30, 2013, a decrease of $1.8 million or 4%. The non-cash interest portion of this decrease (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) amounted to $1.0 million, while the cash interest portion resulted in a decrease amounting to $0.8 million. The decrease in non-cash interest expense was primarily due to a $1.3 million decrease in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements, partially offset by a $0.3 million increase in the amortization of deferred financing fees. The decrease in cash interest expense for the six months ended June 30, 2014 was primarily due to a reduction in the weighted-average interest rate from 5.64% during the first six months of 2013 to 5.36% during the first six months of 2014, which accounted for a $1.6 million decrease in cash interest expense. The decrease in the weighted-average interest rate was due to an amendment to the ABL Facility whereby the interest rate on the ABL Facility was decreased to LIBOR plus 2.25% from LIBOR plus 2.75%. Partially offsetting this decrease was a $28.4 million increase in the average balance of debt outstanding during the six months ended June 30, 2014 which yielded incremental cash interest expense of $0.8 million. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis pool operation and related fleet.

Other income, net

Other income, net for the six months ended June 30, 2014 was $0.5 million compared to $2.0 million for the six months ended June 30, 2013, a decrease of $1.5 million. The decrease was primarily due to the $1.1 million gain associated with the disposition of domestic containers during the prior year period and the reversal of a residual value liability related to the sale of managed domestic containers recorded during the prior year period. These decreases were partially offset by the gain on sale associated with domestic chassis on an expiring term lease which was recorded during the current year period.

Benefit for income taxes

The effective income tax rates for the six months ended June 30, 2014 and 2013 were (33%) and (41)%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

The Company reports income tax provisions (or benefits) pertaining to significant unusual or extraordinary items as discrete events (i.e., not included in the forecasted annual effective tax rate used to provide for interim taxes).  With regard to the Company’s $37.8 million charge recorded during the second quarter of 2014 for the early retirement of leasing equipment, the Company determined it was not highly abnormal or historically unrelated to its ordinary activities.  Thus, the Company did not treat the Early retirement of leasing equipment as a discrete item in deriving the income tax benefit for the period ended June 30, 2014.

Net loss

Net loss was $16.3 million for the six months ended June 30, 2014 compared to $1.7 million for the six months ended June 30, 2013. The increase in the net loss was attributable to the items noted above.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, lines of credit and other secured and unsecured borrowings.

Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections, billings to lessees for maintenance and repairs and billings to lessees for repositioning and management services.  Cash flow provided by operating activities was $61.5 million and $28.3 million for the six months ended June 30, 2014 and 2013, respectively.  This increase was primarily due to a $47.1 million increase in revenues, partially offset by a $29.5 million increase in direct operating costs and selling, general and administrative expenses.  Additionally, cash provided by working capital increased by $16.8 million.

Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were $1,195.1 million as of June 30, 2014 and $1,164.1 million as of December 31, 2013.  As of June 30, 2014, we had $762.0 million outstanding under the ABL Facility and the ability to draw $268.0 million. No other amounts are available to draw under other currently secured or unsecured borrowings.

Other Considerations

As of June 30, 2014, we had approximately $36.6 million of scheduled debt amortization over the next 12 month period.  These amounts do not include $57.2 million of interest payments, $44.5 million of asset purchase commitments and $2.6 million of operating lease commitments existing as of June 30, 2014 and maturing over the next 12 months.

We expect that cash flows from operations and principal collections on direct finance leases will be sufficient to meet our liquidity needs for the next 12 months including maturing debt and contractual obligations. We believe that we will be able to maintain compliance with any applicable covenants in our indebtedness for the next 12 months. We may need to borrow funds to finance the purchases of new and used assets or to remanufacture and refurbish assets to expand the business. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.

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

Liquidity needs for acquisition of new chassis

We expect to invest substantial funds to remanufacture and acquire chassis, although there can be no assurances as to the timing and amount of such acquisitions.  In 2013, $141.1 million was invested to acquire marine chassis ($102.8 million), to exercise purchase options on expiring operating leased domestic chassis ($31.9 million) and ($6.4 million) primarily to remanufacture axles.  During the six months ended June 30, 2014, $95.9 million was invested to acquire marine chassis ($93.9 million) and to remanufacture axles ($2.0 million).  We anticipate additional equipment investment during the remainder of 2014; however, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors could limit our ability to raise funds and further the growth of our business.

Cash flow

Cash was $13,587 at June 30, 2014 compared to $11,843 at December 31, 2013, an increase of $1,744.  Cash flow information for the six months ended June 30, 2014 and 2013 are as follows:

	Six months Ended June 30,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$61,451	$28,275
Net cash used in investing activities	(87,858)	(83,168)
Net cash provided by financing activities	28,250	34,937
Effect of changes in exchange rates on cash and cash equivalents	(99)	(241)
Net increase (decrease) in cash and cash equivalents	$1,744	$(20,197)

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

Net cash provided by operating activities was $61.5 million for the six months ended June 30, 2014 compared to $28.3 million for the six months ended June 30, 2013, an increase of $33.2 million. This increase was primarily due to a $47.1 million increase in revenues, partially offset by a $29.5 million increase in direct operating costs and selling, general and administrative expenses.  Additionally, cash provided by working capital increased by $16.8 million.

Net cash used in investing activities was $87.9 million for the six months ended June 30, 2014 compared to $83.2 million for the six months ended June 30, 2013, a $4.7 million increase in cash out-flows. The increase was primarily driven by a $5.8 million increase in capital spending offset by a $1.7 million increase in proceeds from the sales of leasing equipment during the first six months of 2014 compared to the first six months of 2013.

Net cash provided by financing activities was $28.3 million for the six months ended June 30, 2014 compared to $34.9 million for the six months ended June 30, 2013, a $6.6 million change in cash flow. The change in cash flow is primarily attributable to a $6.0 million increase in borrowings and a $12.4 million increase in repayments of long term debt during the first six months of 2014 compared to the first six months of 2013.

Contractual obligations and commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of June 30, 2014.

		Maturity in years
(Dollars in thousands)	Total as of June 30, 2014	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$762,000	$—	$—	$—	$762,000	$—	$—
TRAC 2019 Senior Secured Notes	300,000	—	—	—	—	—	300,000
Loan payable to CIMC	18,127	2,381	2,491	2,607	2,727	2,853	5,068
Capital lease obligations	114,971	34,215	17,380	40,423	7,576	14,249	1,128
Lease asset purchase commitments	44,451	44,451	—	—	—	—	—
Interest payments	252,986	57,178	55,597	53,826	37,386	33,584	15,415
Operating leases	8,213	2,642	1,965	1,549	1,234	823	—
Total	$1,500,748	$140,867	$77,433	$98,405	$810,923	$51,509	$321,611

Our contractual obligations consist of principal and interest payments related to the ABL Facility, the notes, chassis purchase commitments and operating lease payments for our chassis. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments.

Covenants

Under the indenture governing the notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of June 30, 2014, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.

Commitments

Purchase commitments

Our chassis purchase commitments are generally related to purchase orders placed for the remanufacture and refurbishment of chassis and axles in the normal course of business and committed chassis acquisitions from shipping lines. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to these commitments. As of June 30, 2014, we had purchase commitments totaling $44.5 million.

Operating leases

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2019. Minimum rent payments under our material leases were $8.2 million as of June 30, 2014.

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

We define adjusted net (loss) income as net (loss) income before non-cash interest expense related to deferred financing fees, non-cash share-based compensation, loss on modification and extinguishment of debt and capital lease obligations, terminations, modification, and fair value adjustments of derivative instruments, and early retirement of leasing equipment. We use adjusted net (loss) income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net (loss) income provides us with a measure of financial performance of the business based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results. Adjusted net (loss) income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to adjusted net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net loss	$(21,745)	$(1,233)	$(16,271)	$(1,668)
Non-cash interest expense, net of tax	1,075	943	2,053	1,894
Non-cash share-based compensation, net of tax	130	151	261	320
Loss on modification and extinguishment of debt and capital lease obligations, net of tax	48	149	61	537
Loss on termination and modification of derivative instruments, net of tax	2,632	3,019	5,396	6,149
Fair value adjustment for derivative instruments, net of tax	(13)	(24)	(25)	(24)
Early retirement of leasing equipment, net of tax	22,660	—	22,660	—
Adjusted net income	$4,787	$3,005	$14,135	$7,208

Adjusted EBITDA

Adjusted EBITDA is a measure of both operating performance and liquidity that is not defined by U.S. GAAP and should not be considered a substitute for net income, income from operations or cash flow from operations, as determined in accordance with U.S. GAAP.

We define Adjusted EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, early retirement of leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income, remanufacturing expenses, non-cash share-based compensation and principal collections on direct finance leases.

Set forth below is additional detail as to how we use Adjusted EBITDA as a measure of both operating performance and liquidity, as well as reconciliations of Adjusted EBITDA to our U.S. GAAP net (loss) income and cash flow from operating activities.

Operating performance:  Management and our board of directors use Adjusted EBITDA in a number of ways to assess our consolidated financial and operating performance, and we believe this measure is helpful to management, the board of directors and investors in identifying trends in our performance. We use Adjusted EBITDA as a measure of our operating performance exclusive of income and expenses that relate to financing, income taxes, and capitalization of the business. Also, Adjusted EBITDA assists us in comparing our operating performance on a consistent basis as it removes the impact of our capital structure (primarily interest charges on our outstanding debt) and asset base (primarily depreciation and amortization) from our operating results.

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

The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net loss	$(21,745)	$(1,233)	$(16,271)	$(1,668)
Income tax benefit	(12,042)	(821)	(8,186)	(1,136)
Interest expense	21,375	22,688	43,591	45,410
Depreciation expense	16,773	17,689	35,277	34,963
Impairment of leasing equipment	1,191	431	2,317	2,564
Early retirement of leasing equipment	37,766	—	37,766	—
Loss on modification and extinguishment of debt and capital lease obligations	80	248	102	895
Other income, net	(135)	(1,192)	(517)	(1,990)
Interest income	(23)	(269)	(47)	(271)
Non-cash share-based compensation	218	252	436	533
Principal collections on direct finance leases, net of interest earned	1,172	1,401	2,359	2,861
Adjusted EBITDA	$44,630	$39,194	$96,827	$82,161

The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company’s cash generation, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net cash provided by operations	$38,500	$23,860	$61,451	$28,275
Depreciation and amortization	(16,847)	(17,745)	(35,407)	(35,084)
Provision for doubtful accounts	(3,660)	(2,551)	(7,117)	(4,707)
Amortization of deferred financing fees	(1,722)	(1,516)	(3,296)	(3,035)
Derivative loss reclassified into earnings	(4,389)	(5,031)	(8,995)	(10,248)
Ineffective portion of cash flow hedges	20	40	41	40
Loss on modification and extinguishment of debt and capital lease obligations	(80)	(248)	(102)	(895)
Non-cash share-based compensation	(218)	(252)	(436)	(533)
Other, net	137	1,180	521	1,253
Impairment of leasing equipment	(1,191)	(431)	(2,317)	(2,564)
Early retirement of leasing equipment	(37,766)	—	(37,766)	—
Changes in assets and liabilities:
Accounts receivable	15,974	17,785	21,430	30,173
Other assets	(102)	374	2,030	2,241
Accounts payable	284	(2,178)	(1,770)	(4,954)
Accrued expenses and other liabilities	(22,955)	(14,999)	(13,651)	(2,577)
Deferred income taxes, net	12,270	479	9,113	947
Benefit for income taxes	(12,042)	(821)	(8,186)	(1,136)
Interest expense	21,375	22,688	43,591	45,410
Depreciation expense	16,773	17,689	35,277	34,963
Impairment of leasing equipment	1,191	431	2,317	2,564
Early retirement of leasing equipment	37,766	—	37,766	—
Loss on modification and extinguishment of debt and capital lease obligations	80	248	102	895
Other income, net	(135)	(1,192)	(517)	(1,990)
Interest income	(23)	(269)	(47)	(271)
Non-cash share-based compensation	218	252	436	533
Principal collections on direct finance leases, net of interest earned	1,172	1,401	2,359	2,861
Adjusted EBITDA	$44,630	$39,194	$96,827	$82,161

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to quantitative and qualitative disclosures about market risk from those disclosed in our 2013 Annual Report on Form 10-K.

Item 4.                   Disclosure Controls and Procedures

(a)   Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

10.01

Incremental Facility Amendment, dated as of April 15, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (filed as Exhibit 10.1 to TRAC Intermodal LLC’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.02

Amendment No. 2, dated as of April 15, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (filed as Exhibit 10.2 to TRAC Intermodal LLC’s Current Report on Form 8-K filed with the SEC on April 18, 2014).

10.03*	Agreement of Lease, dated as of August 1, 2014, by and between ML 7 College Road, LLC as Landlord, and Interpool, Inc. d/b/a TRAC Intermodal as Tenant.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document .
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:      August 12, 2014

TRAC INTERMODAL LLC

Registrant

By:	/s/ CHRIS ANNESE

Chris Annese

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)