Form 10-Q
period 2014-09-30
TRAC Intermodal LLC
filed 2014-11-10
CIK 1570774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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

•                                          adverse changes in U.S. tax rules;

•                                          terrorist attacks, wars, uprisings, or hostilities; and

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$5,331	$11,843
Accounts receivable, net of allowance of $16,715 and $12,475, respectively	136,471	113,138
Net investment in direct finance leases	18,093	25,026
Leasing equipment, net of accumulated depreciation of $386,515 and $365,429, respectively	1,427,018	1,394,088
Goodwill	251,907	251,907
Other assets	42,995	45,908
Total assets	$1,881,815	$1,841,910

Liabilities and member’s interest
Liabilities
Accounts payable	$14,244	$12,092
Accrued expenses and other liabilities	68,275	42,692
Deferred income taxes, net	96,447	99,331
Debt and capital lease obligations:
Due within one year	35,644	34,029
Due after one year	1,146,182	1,130,108
Total debt and capital lease obligations	1,181,826	1,164,137
Total liabilities	1,360,792	1,318,252

Commitments and contingencies (Note 6)	—	—

Member’s interest
Member’s interest	551,930	562,006
Accumulated other comprehensive loss	(30,907)	(38,348)
Total member’s interest	521,023	523,658
Total liabilities and member’s interest	$1,881,815	$1,841,910

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Equipment leasing revenue	$158,844	$125,488	$429,928	$345,002
Finance revenue	495	746	1,651	2,564
Other revenue	7,758	8,010	27,596	31,609
Total revenues	167,097	134,244	459,175	379,175

Expenses
Direct operating expenses	94,385	81,140	244,201	215,336
Selling, general and administrative expenses	21,293	14,737	62,406	41,998
Depreciation expense	18,942	18,161	54,219	53,124
Provision for doubtful accounts	3,579	3,727	10,696	8,434
Impairment of leasing equipment	932	1,065	3,249	3,629
Early retirement of leasing equipment	—	—	37,766	—
Loss on modification and extinguishment of debt and capital lease obligations	—	6	102	901
Interest expense	21,079	22,926	64,670	68,336
Interest income	(5)	(15)	(52)	(286)
Other (income) expense, net	(166)	94	(683)	(1,896)
Total expenses	160,039	141,841	476,574	389,576

Income (loss) before provision (benefit) for income taxes	7,058	(7,597)	(17,399)	(10,401)
Provision (benefit) for income taxes	896	(1,273)	(7,290)	(2,409)
Net income (loss)	$6,162	$(6,324)	$(10,109)	$(7,992)

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$6,162	$(6,324)	$(10,109)	$(7,992)
Unrealized gain (loss) on derivative instruments, net of tax of ($567) and $721 and $134 and ($1,074), respectively	871	(1,113)	(207)	1,662
Derivative loss reclassified into earnings, net of tax of ($1,604) and ($1,937) and ($5,147) and ($5,962), respectively	2,469	2,995	7,921	9,218
Foreign currency translation, net of tax of $138 and ($39) and $173 and $182, respectively	(212)	50	(273)	(283)
Total other comprehensive income, net of tax	3,128	1,932	7,441	10,597
Total comprehensive income (loss)	$9,290	$(4,392)	$(2,668)	$2,605

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(10,109)	$(7,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,414	53,302
Provision for doubtful accounts	10,696	8,434
Amortization of deferred financing fees	5,014	4,609
Loss on modification and extinguishment of debt and capital lease obligations	102	901
Derivative loss reclassified into earnings	13,068	15,180
Ineffective portion of cash flow hedges	(63)	(60)
Impairment of leasing equipment	3,249	3,629
Early retirement of leasing equipment	37,766	—
Share-based compensation	654	873
Deferred income taxes, net	(8,072)	(2,336)
Other, net	(686)	(1,172)
Changes in assets and liabilities:
Accounts receivable	(33,791)	(52,106)
Other assets	(2,254)	(700)
Accounts payable	2,152	4,969
Accrued expenses and other liabilities	11,916	4,296
Net cash provided by operating activities	84,056	31,827

Cash flows from investing activities
Proceeds from sale of leasing equipment	7,594	5,961
Collections on net investment in direct finance leases, net of interest earned	3,586	4,262
Purchase of leasing equipment	(114,041)	(131,509)
Purchase of fixed assets	(2,163)	(3,617)
Net cash used in investing activities	(105,024)	(124,903)

Cash flows from financing activities
Proceeds from debt	119,000	142,000
Repayments of debt	(101,529)	(63,506)
Cash paid for debt issuance fees	(2,069)	(2,267)
Repurchase of indirect parent shares from employees	(630)	(509)
Net cash provided by financing activities	14,772	75,718

Effect of changes in exchange rates on cash and cash equivalents	(316)	(265)
Net decrease in cash and cash equivalents	(6,512)	(17,623)
Cash and cash equivalents, beginning of year	11,843	26,556
Cash and cash equivalents, end of period	$5,331	$8,933
Supplemental disclosures of cash flow information
Cash paid for interest	$54,665	$57,784
Cash paid for taxes, net	$945	$315

See accompanying notes

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

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

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

1.              Description of the Business and Basis of Presentation (continued)

New Accounting Standards

Pending Adoption

In August 2014, the FASB issued authoritative guidance on accounting for Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in this Update provide guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. U.S. auditing standards and federal securities law require that an auditor evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date of the financial statements being audited. Because of the lack of guidance in U.S. GAAP and the differing views about when there is substantial doubt about an entity’s ability to continue as a going concern, there is diversity in whether, when, and how an entity discloses the relevant conditions and events in its footnotes. These amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

In June 2014, the FASB issued authoritative guidance on accounting for Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments in this Update are effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

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

2. Leasing Activity

Equipment Leasing Revenue

The Company has non-cancelable operating leases for certain of its equipment, which includes term leases and chassis pool minimum subscription arrangements.  At September 30, 2014, future minimum lease revenue under these agreements is estimated as follows:

2014	$26,876
2015	75,067
2016	44,421
2017	30,966
2018	3,230
Thereafter	2,467
$183,027

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

2.   Leasing Activity (continued)

Finance Revenue

At September 30, 2014, receivables under direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables

2014	$2,410	$468	$1,942
2015	4,828	1,512	3,316
2016	3,921	1,155	2,766
2017	10,385	420	9,965
2018	107	23	84
Thereafter	71	51	20
	$21,722	$3,629	$18,093

As of December 31, 2013, the Company had total lease receivables, unearned lease income and net lease receivables of $31,655, $6,629 and $25,026, respectively.  As of September 30, 2014 and December 31, 2013, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $9,728 and $11,923, respectively.  The unguaranteed residual values are reflected in “Total Lease Receivables” above.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

3.   Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	September 30,	December 31,
	2014	2013

Total leasing equipment	$1,813,533	$1,759,517
Less accumulated depreciation	(386,515)	(365,429)
Leasing equipment, net of accumulated depreciation	$1,427,018	$1,394,088

In conjunction with the analysis of the Company’s fleet in the second quarter, discussed below, management performed a review of the estimated useful life of its domestic chassis, currently at 17.5 years, versus marine chassis at 22.5 years.  Such analysis involved inspections of a sampling of 53’ chassis located across the United States for the purpose of evaluating their physical condition to assess future operating potential, allowing for normal maintenance and repair over the extended life.  Based on such review, management believes extending the useful life of its domestic chassis fleet to 20 years is appropriate and better reflects its expected service life.  Accordingly, this change in accounting estimate took effect as of April 1, 2014 and had the effect of reducing depreciation expense and increasing pre-tax income for the three and nine months ended September 30, 2014 by approximately $1,300 and $2,631, respectively.  The Company estimates that depreciation expense will decrease and pre-tax income increase by approximately $1,300 for the three months ended December 31, 2014 and $5,200 on an annual basis thereafter.

Leasing equipment includes assets recorded under capital leases of $225,597 and $253,639 with accumulated depreciation of $60,841 and $59,424 at September 30, 2014 and December 31, 2013, respectively.

During the nine months ended September 30, 2014, the Company purchased a total of 17,319 units from shipping line customers for $99,453 and sold a total of 1,139 units to two transportation companies for $6,481.

Impairment of Leasing Equipment

Impairment of leasing equipment amounted to $932 and $3,249 for the three and nine months ended September 30, 2014, respectively.  This compares to $1,065 and $3,629 for the three and nine months ended September 30, 2013, respectively.  The decrease in the nine months ended September 30, 2014 is due to a lesser number of end of life chassis impaired in the first nine months of 2014 as compared to the first nine months of 2013 partially offset by an increase in write downs associated with axle sets determined to be unsuitable for the remanufacturing program.  The above impairment charges are recorded in Impairment of leasing equipment in the Consolidated Statements of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

4.   Borrowings

The following is a summary of the Company’s borrowings:

	September 30,	December 31,
	2014	2013

Senior Secured 11% Notes	$300,000	$300,000
ABL Facility	754,000	713,000
Loans Payable CIMC	17,542	19,278
Capital lease obligations	110,284	131,859
Total debt	1,181,826	1,164,137
Less current maturities	(35,644)	(34,029)
Long-term debt, less current maturities	$1,146,182	$1,130,108

The Company’s debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 6.11% for the year ended December 31, 2013.  For the nine months ended September 30, 2014 and 2013, the weighted-average interest rate was 5.81% and 6.19%, respectively.  This decrease was due to an amendment of the Asset Based Lending Facility (the “ABL Facility”) in April 2014 whereby the interest rate was decreased to LIBOR plus 2.25% from LIBOR plus 2.75%.  The weighted-average interest rates disclosed are calculated as “all-in” rates which include cash interest expense and amortization of agents’ fees and deferred financing fees.

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

For the Three and Nine Months Ended September 30, 2014 and 2013

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

On January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument.  The Company receives one month LIBOR with interest payable at a rate of 0.756% on the notional amount.  At September 30, 2014, one month LIBOR was 0.157%.  The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

The Company’s interest rate derivative involves counterparty credit risk.  As of September 30, 2014, the Company does not anticipate its counterparty will fail to meet their obligation.  As of September 30, 2014, there are no credit risk related contingent features in the Company’s derivative agreement.  For additional disclosures related to derivative instruments, see Notes 8 and 12 to the consolidated financial statements.

The Company held the following interest rate derivative as of September 30, 2014:

	Notional	Effective	Maturity	Floating	Fixed Leg	Fair
Hedged Item	Amount	Date	Date	Rate	Interest Rate	Value Gain(a)

ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$3,136

(a)         This interest rate derivative is recorded in Other Assets in the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term

September 30, 2014	$300,000	0.756%	2.78 years
December 31, 2013	$300,000	0.756%	3.53 years

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

5.   Derivative and Hedging Activities (continued)

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the consolidated financial statements for the periods indicated:

		Effective Portion			Ineffective Portion
	Derivative Instruments	Change in Unrealized Loss Recognized in OCI on Derivatives (a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income (b)	Classification of Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative (c)

Three Months ended September 30, 2014	Interest rate derivatives	$591	Interest expense	$2,749	Interest expense	$(22)

Nine Months ended September 30, 2014	Interest rate derivatives	$(1,037)	Interest expense	$8,751	Interest expense	$(63)

Three Months ended September 30, 2013	Interest rate derivatives	$(1,373)	Interest expense	$3,255	Interest expense	$(20)

Nine Months ended September 30, 2013	Interest rate derivatives	$989	Interest expense	$9,891	Interest expense	$(60)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net settlements of interest rate derivative, net of tax of ($182), ($168), ($540) and ($435), respectively	$280	$260	$830	$673
Amortization of terminated derivatives, net of tax of ($1,604), ($1,937), ($5,147) and ($5,962), respectively	2,469	2,995	7,921	9,218
	$2,749	$3,255	$8,751	$9,891

(c)           Amount impacting income not related to OCI reclassification

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

5.   Derivatives and Hedging Activities (continued)

The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the three and nine months ended September 30, 2014 and 2013:

	Original Maximum Notional	Effective	Maturity	Fixed	Termination De-designation	Deferred Loss Upon	Un- amortized Deferred (Gain) or Loss at Sept 30,	Amount of Deferred (Gain)Loss Amortized (including Accelerated Amortization) Into Interest Expense for the Three Months Ended Sept 30,		Amount of Deferred (Gain)Loss Amortized (including Accelerated Amortization) Into Interest Expense for the Nine Months Ended Sept 30,		Amount of Deferred (Gain) Loss Expected to be Amortized Over the Next Twelve
Item	Amount	Date	Date	Rate %	Date	Termination	2014	2014	2013	2014	2013	Months

(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$(7)	$2	$6	$9	$27	$—
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	(18)	9	31	40	116	3
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	—	26	103	200	317	—
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	4	13	16	40	49	4
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	12	39	61	127	183	12
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	1,711	—	—	—	—	653
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	1,526	—	—	—	—	676
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	—	(30)	(27)	(166)	(41)	—
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	(36)	(78)	18	(131)	103	(36)
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(118)	(16)	(14)	(46)	(42)	(59)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(402)	(63)	(55)	(185)	(150)	(224)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	—	44	190	335	640	—
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	637	112	159	367	531	362
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	2,448	507	711	1,674	2,278	1,530
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	—	499	1,390	3,437	4,041	—
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	970	2,417	1,779	5,608	5,473	970
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	201	592	564	1,759	1,655	201
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	46,372	—	—	—	—	16,638
Total						$127,529	$53,300	$4,073	$4,932	$13,068	$15,180	$20,730

(a)                                 This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)                                 This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)                                  This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)                                 This hedged item is referred to as Chassis Financing Program, Portfolio A

The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $941 (which is net of tax of $611) and amortization of deferred losses on the Company’s terminated derivatives of $12,564 (which is net of tax of $8,166).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

6.   Commitments and Contingencies

Purchase Commitments

At September 30, 2014, commitments for capital expenditures for leasing equipment totaled approximately $29,567, of which $23,026 was committed for 2014 and $6,541 was committed for 2015.

Lease Commitments

Lease of 750 College Road East

On August 1, 2014, the Company entered into a lease of 82,283 square feet of office space for an initial term of 10 years and 9 months in an office building located at 750 College Road East, Princeton, New Jersey.  The lease contains two five year renewal options and contains typical terms for agreements of such duration and size.  The Company expects to move into the new office space during the first quarter of 2015.  Entering into the lease will allow the Company to consolidate its headquarters from two locations into one. Additionally on August 1, 2014, the Company agreed to sell the building that currently serves as its corporate headquarters at 211 College Road East, Princeton, New Jersey, for $2,300.  The Company reduced the carrying value of its headquarters to reflect the net realizable value of the pending sale.  This resulted in recognition of additional depreciation expense of $1,356 during the three and nine months ended September 30, 2014.

The Company is eligible for various incentives in connection with this lease, including the award of a “Grow NJ Tax Credit” from the New Jersey Economic Development Authority for up to $9,800 in tax credits over a 10 year period, and subject to, among other things, meeting certain minimum capital spending requirements and retaining and adding new jobs in New Jersey.

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2025. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of September 30, 2014, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was $37,434.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

7.  Income Taxes

The consolidated income tax benefit for the three and nine months ended September, 30, 2014 and 2013 was determined based upon estimates of the Company’s consolidated effective income tax rates for the years ended December 31, 2014 and 2013, respectively.  For the three months ended September 30, 2014, the Company recorded a tax provision of $896, reflecting a 12.7% effective tax rate.  This compares to a tax benefit of $1,273, reflecting a 16.8% effective tax rate for the three months ended September 30, 2013.  For the nine months ended September 30, 2014, the Company recorded a tax benefit of $7,290, reflecting a 41.9% effective tax rate.  This compares to a tax benefit of $2,409, reflecting a 23.2% effective tax rate for the nine months ended September 30, 2013.   The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to Canadian and Mexican tax provisions.

The Company reports income tax provisions (or benefits) pertaining to significant unusual or extraordinary items as discrete events (i.e., not included in the forecasted annual effective tax rate used to provide for interim taxes).  With regard to the Company’s $37,766 charge recorded during the second quarter of 2014 for the early retirement of leasing equipment, the Company determined it was not highly abnormal or historically unrelated to its ordinary activities.  Thus, the Company did not treat the early retirement of leasing equipment as a discrete item in deriving the income tax benefit for the period ended September 30, 2014.

8.   Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss (“AOCI”) includes the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gains and losses primarily relating to the Company’s Canadian operation.

For the nine months ended September 30, 2014, the components of AOCI, net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss

Balance, December 31, 2013	$2,020	$(40,226)	$(142)	$(38,348)
Current-period other comprehensive (loss) income	(207)	7,921	(273)	7,441
Balance, September 30, 2014	$1,813	$(32,305)	$(415)	$(30,907)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

8.   Accumulated Other Comprehensive Loss (continued)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statements of Operations for the periods indicated:

	Income Statement Line Item	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$4,073	$13,068
Related income tax benefit	Benefit for income taxes	(1,604)	(5,147)
Net loss reclassified out of AOCI		$2,469	$7,921

	Income Statement Line Item	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$4,932	$15,180
Related income tax benefit	Benefit for income taxes	(1,937)	(5,962)
Net loss reclassified out of AOCI		$2,995	$9,218

9.   Share-Based Payments

A summary of the restricted shares of SCT Chassis, Inc. under the Company’s share-based compensation plan is as follows.  All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date

Non-vested at January 1, 2014	352,443	$6.61	$2,328
Granted	—	—	—
Forfeited	(10,000)	6.17	(62)
Vested	(152,226)	6.54	(996)
Non-vested at September 30, 2014	190,217	$6.68	$1,270

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

9.   Share-Based Payments (continued)

The Company recorded share-based compensation expense for the three and nine months ended September 30, 2014 of $218 and $654, respectively. This compares to compensation expense of $340 and $873, respectively, for the three and nine months ended September 30, 2013.  Compensation expense is recorded as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation expense was approximately $651 at September 30, 2014, which is expected to be recognized over the remaining weighted-average vesting period of 1.0 year.

The Management Shareholder Agreements also provide for additional grants of 1,176,954 restricted shares upon the achievement of certain performance conditions or a certain market condition following a liquidity event.  No compensation expense has been recorded related to these shares since achievement of these conditions is not considered probable.

Share Repurchases

During the nine months ended September 30, 2014, Interpool purchased 69,876 shares of SCT Chassis, Inc. common stock from employees to meet their minimum statutory withholding requirement upon share vesting and to repurchase shares from an employee upon termination. The cost of these shares was $630 and is included in Member’s interest on the Consolidated Balance Sheets.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

10.  Segment and Geographic Information (continued)

The following tables show segment information for the three months ended September 30, 2014 and 2013.

Three Months ended September 30, 2014	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$9,896	$4,075	$—	$13,971
Pool revenue	106,151	38,722	—	144,873
All other revenue	4,115	2,015	2,123	8,253
Total revenue	$120,162	$44,812	$2,123	$167,097
Adjusted EBITDA	32,806	23,581	(7,102)	49,285
Depreciation expense	9,863	6,289	2,790	18,942
Net investment in direct finance leases	17,969	124	—	18,093
Leasing equipment	791,873	474,498	160,647	1,427,018
Capital expenditures for long-lived assets	11,235	6,919	1,139	19,293

Three Months ended September 30, 2013	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$10,332	$4,515	$—	$14,847
Pool revenue	76,451	34,190	—	110,641
All other revenue	5,370	1,620	1,766	8,756
Total revenue	$92,153	$40,325	$1,766	$134,244
Adjusted EBITDA	21,430	19,257	(4,306)	36,381
Depreciation expense	8,685	7,712	1,764	18,161
Net investment in direct finance leases	26,741	174	—	26,915
Leasing equipment	750,401	481,930	176,725	1,409,056
Capital expenditures for long-lived assets	33,472	9,312	1,277	44,061

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

10.   Segment and Geographic Information (continued)

The following tables show segment information for the nine months ended September 30, 2014 and 2013:

Nine Months ended September 30, 2014	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$29,416	$13,247	$—	$42,663
Pool revenue	275,990	111,274	—	387,264
All other revenue	17,872	7,112	4,264	29,248
Total revenue	$323,278	$131,633	$4,264	$459,175
Adjusted EBITDA	93,869	72,549	(20,306)	146,112
Depreciation expense	28,139	20,215	5,865	54,219
Net investment in direct finance leases	17,969	124	—	18,093
Leasing equipment	791,873	474,498	160,647	1,427,018
Capital expenditures for long-lived assets	105,173	8,868	2,163	116,204

Nine Months ended September 30, 2013	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$36,562	$13,654	$—	$50,216
Pool revenue	196,546	98,240	—	294,786
All other revenue	21,168	4,773	8,232	34,173
Total revenue	$254,276	$116,667	$8,232	$379,175
Adjusted EBITDA	70,807	56,732	(8,997)	118,542
Depreciation expense	25,165	22,853	5,106	53,124
Net investment in direct finance leases	26,741	174	—	26,915
Leasing equipment	750,401	481,930	176,725	1,409,056
Capital expenditures for long-lived assets	93,901	37,610	3,615	135,126

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

10.   Segment and Geographic Information (continued)

The following are reconciliations of Adjusted EBITDA to the Company’s net income (loss) for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014	2013
Adjusted EBITDA	$49,285	$36,381
Principal collections on direct finance leases, net of interest earned	(1,227)	(1,401)
Non-cash share-based compensation	(218)	(340)
Interest expense	(21,079)	(22,926)
Depreciation expense	(18,942)	(18,161)
Impairment of leasing equipment	(932)	(1,065)
Loss on modification and extinguishment of debt and capital lease obligations	—	(6)
Other income (expense), net	166	(94)
Interest income	5	15
Income (loss) before provision (benefit) for income taxes	7,058	(7,597)
Provision (benefit) for income taxes	896	(1,273)
Net income (loss)	$6,162	$(6,324)

The following are reconciliations of Adjusted EBITDA to the Company’s net loss for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
Adjusted EBITDA	$146,112	$118,542
Principal collections on direct finance leases, net of interest earned	(3,586)	(4,262)
Non-cash share-based compensation	(654)	(873)
Interest expense	(64,670)	(68,336)
Depreciation expense	(54,219)	(53,124)
Impairment of leasing equipment	(3,249)	(3,629)
Early retirement of leasing equipment	(37,766)	—
Loss on modification and extinguishment of debt and capital lease obligations	(102)	(901)
Other income, net	683	1,896
Interest income	52	286
Loss before benefit for income taxes	(17,399)	(10,401)
Benefit for income taxes	(7,290)	(2,409)
Net loss	$(10,109)	$(7,992)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

10.   Segment and Geographic Information (continued)

Geographic Information

Primarily all of the Company’s revenues and long lived assets are attributable to the United States, the Company’s country of domicile.

11.   Related Party Transactions

Management, Facility Fees and Chassis Leasing

The Company incurs charges from Seacastle for facility fees.  The Company also charges management fees to a subsidiary of Seacastle for expenses incurred and services performed on its behalf.  For the three and nine months ended September 30, 2014 the above activity resulted in income for the Company, on a net basis, of $29 and $78, respectively.  This compares to income of $74 and $222 for the three and nine months ended September 30, 2013, respectively.  These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company has a net receivable from affiliates of $757 and $1,823 at September 30, 2014 and December 31, 2013, respectively, which is included in Other assets on the Consolidated Balance Sheets.

The Company also leases chassis to the Florida East Coast Railway (“FEC”) under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress.  For the three and nine months ended September 30, 2014, the Company recorded chassis leasing revenue from FEC of $431 and $1,208, respectively.  This compares to chassis leasing revenue of $239 and $653 for the three and nine months ended September 30, 2013, respectively. These amounts are recorded in Equipment leasing revenue on the Consolidated Statements of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

12.   Fair Value of Financial Instruments

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of September 30,	Fair Value Measurement as of September 30, 2014 using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$5,331	$5,331	$—	$—
Derivative instruments	3,136	—	3,136	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2013 using Fair Value Hierarchy
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$11,843	$11,843	$—	$—
Derivative instruments	3,414	—	3,414	—

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

For the Three and Nine Months Ended September 30, 2014 and 2013

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

Debt:  The Company’s debt consists of fixed and floating rate instruments. Variable interest rate debt was $475,051 as of September 30, 2014 and $436,162 as of December 31, 2013.  Accordingly, the Company’s variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $706,775 as of September 30, 2014 and $727,975 as of December 31, 2013.  Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)

Derivative Instrument	$3,136	$3,136	$3,414	$3,414
Total debt and capital lease obligations	$(1,181,826)	$(1,211,092)	$(1,164,137)	$(1,205,298)

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

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13.   Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

September 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$3,647	$1,684	$—	$5,331
Accounts receivable, net	—	135,855	616	—	136,471
Net investment in direct finance leases	—	27,371	—	(9,278)	18,093
Leasing equipment, net of accumulated depreciation	—	1,414,079	12,939	—	1,427,018
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	757	—	—	757
Intercompany interest receivable	4,217	—	—	(4,217)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	521,023	3,903	—	(524,926)	—
Other assets	—	41,917	321	—	42,238
Total assets	$825,240	$1,879,436	$15,560	$(838,421)	$1,881,815
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$4,217	$78,207	$95	$—	$82,519
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	4,217	—	(4,217)	—
Intercompany lease payable	—	—	9,278	(9,278)	—
Deferred income taxes, net	—	94,163	2,284	—	96,447
Debt and capital lease obligations	300,000	881,826	—	—	1,181,826
Total liabilities	304,217	1,358,413	11,657	(313,495)	1,360,792
Total member’s interest	521,023	521,023	3,903	(524,926)	521,023
Total liabilities and member’s interest	$825,240	$1,879,436	$15,560	$(838,421)	$1,881,815

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13.   Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income (Loss)

For The Three Months Ended September 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$166,358	$807	$(68)	$167,097
Direct operating expenses	—	94,376	9	—	94,385
Selling, general and administrative expenses	—	21,145	148	—	21,293
Depreciation expense	—	18,823	119	—	18,942
Provision for doubtful accounts	—	3,579	—	—	3,579
Impairment of leasing equipment	—	932	—	—	932
Interest expense	8,250	21,078	69	(8,318)	21,079
Interest income	(8,250)	(5)	—	8,250	(5)
Equity in earnings of subsidiary	(6,162)	(288)	—	6,450	—
Other income, net	—	(165)	(1)	—	(166)
Total (income) expense	(6,162)	159,475	344	6,382	160,039
Income (loss) before provision for income taxes	6,162	6,883	463	(6,450)	7,058
Provision for income taxes	—	721	175	—	896
Net income (loss)	6,162	6,162	288	(6,450)	6,162
Unrealized gain on derivative instruments, net of tax of ($567)	—	871	—	—	871
Derivative loss reclassified into earnings, net of tax of ($1,604)	—	2,469	—	—	2,469
Foreign currency translation loss, net of tax of $138	—	(212)	—	—	(212)
Total other comprehensive income	—	3,128	—	—	3,128
Total comprehensive income (loss)	$6,162	$9,290	$288	$(6,450)	$9,290

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13.   Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Nine Months Ended September 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$456,988	$2,397	$(210)	$459,175
Direct operating expenses	—	244,171	30	—	244,201
Selling, general and administrative expenses	—	62,001	405	—	62,406
Depreciation expense	—	53,765	454	—	54,219
Provision for doubtful accounts	—	10,696	—	—	10,696
Impairment of leasing equipment	—	3,249	—	—	3,249
Early retirement of leasing equipment	—	37,766	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	—	102	—	—	102
Interest expense	24,750	64,668	212	(24,960)	64,670
Interest income	(24,750)	(52)	—	24,750	(52)
Equity in earnings of subsidiary	10,109	(772)	—	(9,337)	—
Other income, net	—	(683)	—	—	(683)
Total expense (income)	10,109	474,911	1,101	(9,547)	476,574
(Loss) income before (benefit) provision for income taxes	(10,109)	(17,923)	1,296	9,337	(17,399)
(Benefit) provision for income taxes	—	(7,814)	524	—	(7,290)
Net (loss) income	(10,109)	(10,109)	772	9,337	(10,109)
Unrealized loss on derivative instruments, net of tax of $134	—	(207)	—	—	(207)
Derivative loss reclassified into earnings, net of tax of ($5,147)	—	7,921	—	—	7,921
Foreign currency translation loss, net of tax of $173	—	(273)	—	—	(273)
Total other comprehensive income	—	7,441	—	—	7,441
Total comprehensive (loss) income	$(10,109)	$(2,668)	$772	$9,337	$(2,668)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13.   Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Cash Flows

For The Nine Months Ended September 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$81,634	$1,149	$1,273	$84,056
Investing activities:
Proceeds from sale of leasing equipment	—	7,594	—	—	7,594
Collections on net investment in direct finance leases, net of interest earned	—	4,859	—	(1,273)	3,586
Purchase of leasing equipment	—	(114,041)	—	—	(114,041)
Purchase of fixed assets	—	(2,163)	—	—	(2,163)
Net cash used in investing activities	—	(103,751)	—	(1,273)	(105,024)
Financing activities:
Proceeds from long-term debt	—	119,000	—	—	119,000
Repayments of long-term debt	—	(101,529)	—	—	(101,529)
Cash paid for debt issuance fees	—	(2,069)	—	—	(2,069)
Repurchase of indirect parent shares from employees	—	(630)	—	—	(630)
Net cash provided by financing activities	—	14,772	—	—	14,772
Effect of changes in exchange rates on cash and cash equivalents	—	(316)	—	—	(316)
Net (decrease) increase in cash and cash equivalents	—	(7,661)	1,149	—	(6,512)
Cash and cash equivalents, beginning of period	—	11,308	535	—	11,843
Cash and cash equivalents, end of period	$—	$3,647	$1,684	$—	$5,331

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

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

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13.   Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Three Months Ended September 30, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$133,513	$808	$(77)	$134,244
Direct operating expenses	—	81,130	10	—	81,140
Selling, general and administrative expenses	—	14,565	172	—	14,737
Depreciation expense	—	17,995	166	—	18,161
Provision for doubtful accounts	—	3,727	—	—	3,727
Impairment of leasing equipment	—	1,065	—	—	1,065
Loss on retirement of debt	—	6	—	—	6
Interest expense	8,250	22,926	80	(8,330)	22,926
Interest income	(8,250)	(18)	—	8,253	(15)
Equity in earnings of subsidiary	6,324	(260)	—	(6,064)	—
Other expense, net	—	94	—	—	94
Total expenses	6,324	141,230	428	(6,141)	141,841
(Loss) income before (benefit) provision for income taxes	(6,324)	(7,717)	380	6,064	(7,597)
(Benefit) provision for income taxes	—	(1,393)	120	—	(1,273)
Net (loss) income	(6,324)	(6,324)	260	6,064	(6,324)
Unrealized loss on derivative instruments, net of tax of $721	—	(1,113)	—	—	(1,113)
Derivative loss reclassified into earnings, net of tax of ($1,937)	—	2,995	—	—	2,995
Foreign currency translation gain, net of tax of ($39)	—	50	—	—	50
Total other comprehensive income	—	1,932	—	—	1,932
Total comprehensive (loss) income	$(6,324)	$(4,392)	$260	$6,064	$(4,392)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands, Except for Share Amounts)

13.   Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Nine Months Ended September 30, 2013

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$377,015	$2,399	$(239)	$379,175
Direct operating expenses	—	215,305	31	—	215,336
Selling, general and administrative expenses	—	41,411	587	—	41,998
Depreciation expense	—	52,621	503	—	53,124
Provision for doubtful accounts	—	8,434	—	—	8,434
Impairment of leasing equipment	—	3,629	—	—	3,629
Loss on retirement of debt	—	901	—	—	901
Interest expense	24,750	68,334	249	(24,997)	68,336
Interest income	(24,750)	(294)	—	24,758	(286)
Equity in earnings of subsidiary	7,992	(696)	—	(7,296)	—
Other income, net	—	(1,891)	(5)	—	(1,896)
Total expenses	7,992	387,754	1,365	(7,535)	389,576
(Loss) income before (benefit) provision for income taxes	(7,992)	(10,739)	1,034	7,296	(10,401)
(Benefit) provision for income taxes	—	(2,747)	338	—	(2,409)
Net (loss) income	(7,992)	(7,992)	696	7,296	(7,992)
Unrealized gain on derivative instruments, net of tax of ($1,074)	—	1,662	—	—	1,662
Derivative loss reclassified into earnings, net of tax of ($5,962)	—	9,218	—	—	9,218
Foreign currency translation loss, net of tax of $182	—	(283)	—	—	(283)
Total other comprehensive income	—	10,597	—	—	10,597
Total comprehensive (loss) income	$(7,992)	$2,605	$696	$7,296	$2,605

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2014 and 2013

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

14.   Subsequent Events

On October 9, 2014, the Company exercised it notice of intent to exercise an early purchase option for one of its capital leases.  As a result, on December 31, 2014, the Company will purchase 1,371 chassis for approximately $12,032 and will recognize a loss on modification and extinguishment of debt and capital lease obligations of $223.

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

Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of September 30, 2014, we owned, leased-in or managed a fleet of 276,075 chassis and 35,930 units available for remanufacture. The net book value of our owned equipment was approximately $1.45 billion.

We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

•              Marine Market segment—primarily serving shipping lines and motor carriers with 20’, 40’ and 45’ foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of September 30, 2014, our active fleet included 199,786 marine chassis.

•                                          Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53’ chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of September 30, 2014, our active fleet included 76,289 domestic chassis.

As of September 30, 2014, approximately 18%, 2%, and 80% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively.  As of September 30, 2014, 30% of our on-hire fleet was under existing usage agreements that provided for total contractual cash flow of $204.7 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.  Our utilization rates are determined by the percentage of our total fleet that is on-hire divided by the total fleet, excluding chassis awaiting the remanufacture process.  As of September 30, 2014 and 2013, our utilization rates were 94.8% and 91.9%, respectively.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below summarizes our total fleet by type of lease as of September 30, 2014:

	Units		Net book value		Average	% of
Total fleet by lease type	# of units	% of total	$ in millions	% of total	age (in years)	On-hire fleet

Term lease	46,700	15	$238.9	17	13.1	18
Direct finance lease	5,548	2	18.1	1	11.1	2
Marine chassis pool	147,123	47	622.2	43	14.2	56
Domestic chassis pool	62,244	20	405.2	28	7.8	24
On-hire fleet	261,615	84	1,284.4	89	12.6	100
Available fleet	14,460	5	63.0	4	15.3
Active fleet	276,075	89	1,347.4	93	12.7
Units available for remanufacture	35,930	11	97.7	7
Total fleet	312,005	100	$1,445.1	100

Term lease products

Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership, and bear the risk of re-leasing the asset upon expiration of the lease.  Historically, we estimate that our average term lease renewal rate has been approximately 80% and for the nine months ended September 30, 2014 our term lease renewal rate was approximately 70%.  During 2013 and continuing into 2014, several of our lessees have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases.  If we include these rentals, the renewal rate for the nine months ended September 30, 2014 would be 91%.

Direct finance lease products

Direct finance lease terms and conditions are similar to those of our term leases, except that, under a direct finance lease, the customer commits to a fixed lease term and typically receives a bargain purchase option at the expiration of the lease. Under this arrangement, the substantive risks and benefits of equipment ownership are passed on to the lessee. The lease payments are segregated into principal and interest components that are similar to a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized by us as Finance revenue. The principal component of the lease is reflected as a reduction to the net investment in the direct finance lease. The initial term on these leases is between 1 and 12 years, with multiple renewals to extend the lease term by another 1 to 5 years.

Chassis pools

We operate and maintain domestic and marine chassis pools. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Because substantially all our major customers have regular shipments requiring chassis, some commit to subscription levels for minimum chassis usage to ensure sufficient chassis supply. As of September 30, 2014, 21% of chassis pool revenue was generated by such minimum usage arrangements.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marine chassis pools

We operate pools in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, West Coast and Midwest, using marine 20’, 40’ and 45’ chassis. As of September 30, 2014, we owned 134,724 units and managed 12,399 units owned and contributed by shipping lines for a total of 147,123 units. The net book value of our owned marine pool units amounted to $622.2 million as of September 30, 2014. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the nine months ended September 30, 2014, approximately 5% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

We also operate pools for domestic 53’ chassis at railroad ramps throughout the United States. As of September 30, 2014, we had 62,244 units, including 9,087 that we lease-in, engaged in providing this service. The net book value of the domestic pool units that we own totaled $405.2 million, as of September 30, 2014. Currently, we have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies that operate standard-size domestic intermodal equipment. A large portion of our domestic units are leased under these contracts and under similar contracts with other customers and contain minimum chassis usage subscription levels. For the nine months ended September 30, 2014, approximately 62% of domestic chassis pool revenue was generated under subscription arrangements.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of our consolidated results for the three months ended September 30, 2014 to the three months ended September 30, 2013

	Three Months Ended September 30,		Variance
	2014	2013	$ change	% change
Revenues:
Equipment leasing revenue	$158,844	$125,488	$33,356	27
Finance revenue	495	746	(251)	(34)
Other revenue	7,758	8,010	(252)	(3)
Total revenues	$167,097	$134,244	$32,853	24
Expenses:
Direct operating expenses	94,385	81,140	13,245	16
Selling, general and administrative expenses	21,293	14,737	6,556	44
Depreciation expense	18,942	18,161	781	4
Provision for doubtful accounts	3,579	3,727	(148)	(4)
Impairment of leasing equipment	932	1,065	(133)	(12)
Loss on modification and extinguishment of debt and capital lease obligations	—	6	(6)	**
Interest expense	21,079	22,926	(1,847)	(8)
Interest income	(5)	(15)	10	(67)
Other (income) expense, net	(166)	94	(260)	**
Total expenses	160,039	141,841	18,198	13
Income (loss) before provision (benefit) for income taxes	7,058	(7,597)	14,655	**
Provision (benefit) for income taxes	896	(1,273)	2,169	**
Net income (loss)	$6,162	$(6,324)	$12,486	**
Adjusted net income (loss)(1)	$9,794	$(2,189)	$11,983	**
Adjusted EBITDA(1)	$49,285	$36,381	$12,904	35

**                                  Not meaningful

(1)                                 For a reconciliation of Adjusted net income (loss) and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures.

Revenues

Total Company revenue was $167.1 million for the three months ended September 30, 2014 compared to $134.2 million for the three months ended September 30, 2013, an increase of $32.9 million or 24%.

Equipment leasing revenue was $158.8 million for the three months ended September 30, 2014 compared to $125.5 million for the three months ended September 30, 2013, an increase of $33.3 million or 27%. This increase was primarily the result of a 23% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $30.2 million, and an increase in the average on-hire fleet of approximately 6,200 chassis, or 3%, which led to an increase in equipment leasing revenue of $3.1 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in average per diem rates is primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services.  We have also benefited from negotiated rate increases to shipping line, railroad and intermodal logistics customers. The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 19,372 chassis from our shipping line customers from October 1, 2013 through September 30, 2014 as well as a shift of 10,062 term lease units into our pools over the same period. Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

Finance revenue was $0.5 million for the three months ended September 30, 2014 compared to $0.7 million for the three months ended September 30, 2013, a decrease of $0.2 million. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $8.9 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $7.8 million for the three months ended September 30, 2014 compared to $8.0 million for the three months ended September 30, 2013, a decrease of $0.2 million or 3%. This decrease was primarily attributable to a decrease in billings to pool customers for the repositioning of equipment of $0.8 million and a $0.2 million reduction in fees earned for management services. These decreases were partially offset by an increase in repair billings of $0.8 million.

Marine Market segment

Total Marine Market segment revenue was $120.2 million for the three months ended September 30, 2014 compared to $92.2 million for the three months ended September 30, 2013, an increase of $28.0 million or 30%.

	Three Months Ended September 30,
Key Operating Statistics	2014	2013	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$106,151	$76,451	$29,700	39
Average Total Fleet	145,930	131,058	14,872	11
Average Daily Revenue per Chassis	$7.91	$6.34	$1.57	25
Term Lease Statistics
Per Diem Revenue	$9,896	$10,332	$(436)	(4)
Average Total Fleet	35,523	44,138	(8,615)	(20)
Average Daily Revenue per Chassis	$3.03	$2.54	$0.49	19

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $116.0 million for the three months ended September 30, 2014 compared to $86.8 million for the three months ended September 30, 2013, an increase of $29.2 million or 34%. Marine pool per diem revenues increased $29.7 million or 39% due to an 11% increase in the average number of chassis operating in our marine pools and a 25% increase in the average per diem rate. The increased number of chassis in our marine pools is due to the Company’s purchase of 19,372 chassis from our shipping line customers from October 1, 2013 through September 30, 2014 as well as a shift of 10,062 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model.  The increase in the average per diem rates in the marine pools is primarily due to a favorable mix of higher per diem rates billed to motor carriers and negotiated per diem rate increases to shipping line customers.  Marine pool per diem revenues attributable to motor carriers rose to 54% of total marine pool per diem revenue in the third quarter of 2014 from 48% in the third quarter of 2013. Marine term lease revenues decreased $0.4 million or 4% due to a 20% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool. This decrease was partially offset by a 19% increase in the average per diem rates.

Finance revenue was $0.5 million for the three months ended September 30, 2014 compared to $0.7 million for the three months ended September 30, 2013, a decrease of $0.2 million. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $8.9 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $3.6 million for the three months ended September 30, 2014 compared to $4.6 million for the three months ended September 30, 2013, a decrease of $1.0 million or 22%. This decrease was primarily attributable to a decrease in billings to pool customers for the repositioning of equipment of $0.7 million, a $0.2 million reduction in fees earned for management services and a decrease in repair billings of $0.1 million.

Domestic Market segment

Total Domestic Market segment revenue was $44.8 million for the three months ended September 30, 2014 compared to $40.3 million for the three months ended September 30, 2013, an increase of $4.5 million or 11%.

	Three Months Ended September 30,
Key Operating Statistics	2014	2013	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$38,722	$34,190	$4,532	13
Average Total Fleet	61,171	59,911	1,260	2
Average Daily Revenue per Chassis	$6.88	$6.20	$0.68	11
Term Lease Statistics
Per Diem Revenue	$4,075	$4,515	$(440)	(10)
Average Total Fleet	12,387	13,671	(1,284)	(9)
Average Daily Revenue per Chassis	$3.58	$3.59	$(0.01)	—

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $42.8 million for the three months ended September 30, 2014 compared to $38.7 million for the three months ended September 30, 2013, an increase of $4.1 million or 11%. Domestic pool per diem revenues increased $4.5 million or 13% due to an 11% increase in the average per diem rates and a 2% increase in the average number of chassis in our domestic pools. The increase in the average per diem rates in the domestic pool is due to higher utilization of our fleet along with negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues decreased $0.4 million or 10% primarily due to a 9% decrease in the average number of chassis on-hire due to the sale of domestic chassis which were on an expiring term lease.

Other revenue was $2.0 million for the three months ended September 30, 2014 compared to $1.6 million for the three months ended September 30, 2013, an increase of $0.4 million or 25%. This increase was primarily attributable to increases in billings to pool customers to rebalance our pools.

Direct operating expenses

Total Company direct operating expenses were $94.4 million for the three months ended September 30, 2014 compared to $81.1 million for the three months ended September 30, 2013, an increase of $13.3 million or 16%. Maintenance and repair expenses increased $12.7 million or 22%, which was primarily due a higher average cost per repair driven primarily by our geographic expansion to higher labor rate regions where the maintenance and repair work is being performed, as well as an 8% increase in the average number of chassis operating in marine and domestic chassis pools. Additionally, increasing customer demand in chassis pools has resulted in an increase in chassis usage fees of $1.2 million and pool operation expense of $1.0 million. These increases are partially offset by reductions in storage costs and repositioning and handling expenses of $0.8 million and $0.8 million, respectively.

Marine Market segment

Direct operating expenses for the Marine Market segment were $72.0 million for the three months ended September 30, 2014 compared to $59.3 million for the three months ended September 30, 2013, reflecting an increase of $12.7 million or 21%. Maintenance and repair expenses increased $12.6 million or 30%, primarily due to an 11% increase in the average number of chassis operating in our marine pools. We also experienced a higher average cost per repair driven primarily by our geographic expansion to higher labor rate regions where the maintenance and repair work is being performed. Additionally, increasing customer demand in chassis pools has resulted in an increase in chassis usage fees of $0.5 million and pool operation expense of $1.0 million. These increases are partially offset by reductions in storage costs and repositioning and handling expenses of $0.6 million and $0.8 million, respectively.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $16.8 million for the three months ended September 30, 2014 compared to $17.5 million for the three months ended September 30, 2013, reflecting a decrease of $0.7 million or 4%. Maintenance and repair expenses decreased $1.6 million or 12% primarily due to a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the three months ended September 30, 2014 versus the comparable period of 2013. This decrease was partially offset by increasing customer demand in chassis pools which has resulted in an increase in chassis usage fees of $0.7 million and repositioning and handling expenses of $0.2 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Variance	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Variance
Consolidated Statements of Operations Data:
Marine Market segment	$120,162	$92,153	$28,009	$32,806	$21,430	$11,376
Domestic Market segment	44,812	40,325	4,487	23,581	19,257	4,324
Total Reportable segments	$164,974	$132,478	$32,496	$56,387	$40,687	$15,700
Other	2,123	1,766	357	(7,102)	(4,306)	(2,796)
Total Company	$167,097	$134,244	$32,853	$49,285	$36,381	$12,904

Principal collections on direct finance leases				(1,227)	(1,401)
Non-cash share-based compensation				(218)	(340)
Depreciation expense				(18,942)	(18,161)
Impairment of leasing equipment				(932)	(1,065)
Loss on modification and extinguishment of debt and capital lease obligations				—	(6)
Interest expense				(21,079)	(22,926)
Other income (expense), net				166	(94)
Interest income				5	15
Income (loss) before provision (benefit) for income taxes				7,058	(7,597)
Provision (benefit) for income taxes				896	(1,273)
Net income (loss)				$6,162	$(6,324)

Selling, general and administrative expenses

Selling, general and administrative expenses were $21.3 million for the three months ended September 30, 2014 compared to $14.7 million for the three months ended September 30, 2013, an increase of $6.6 million or 45%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of the industry shift to the motor carrier model and consulting fees in support of human resource initiatives.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation expense

Depreciation expense was $18.9 million for the three months ended September 30, 2014 compared to $18.2 million for the three months ended September 30, 2013, an increase of $0.7 million or 4%. This increase was primarily due to incremental depreciation expense resulting from chassis acquired since October 1, 2013, as well as incremental depreciation expense taken on the Company’s existing headquarters in Princeton, New Jersey resulting from a sale agreement entered into on August 1, 2014.  At the same time, the Company has entered into a lease agreement to house its future headquarters, also in Princeton, New Jersey, currently estimated for occupancy during the first quarter of 2015. The above mentioned chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool. These increases are partially offset by reductions in depreciation expense resulting from the change in the estimated useful life of 53’ domestic chassis from 17.5 years to 20 years effective April 1, 2014. Also contributing to the decrease in depreciation expense was the early retirement of certain marine chassis as of April 1, 2014. Retiring such chassis eliminated the need to depreciate them subsequently.

Provision for doubtful accounts

The provision for doubtful accounts was $3.6 million for the three months ended September 30, 2014 compared to $3.7 million for the three months ended September 30, 2013, a decrease of $0.1 million. The Company continues to operate with a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate to the motor carrier model. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk. The three months ended September 30, 2014 was positively impacted by the collection of approximately $1.0 million of previously reserved receivables from motor carriers

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $0.9 million for the three months ended September 30, 2014 compared to $1.1 million for the three months ended September 30, 2013, a decrease of $0.2 million. This decrease was primarily due to a reduced level of write-downs associated with axle sets determined to be unsuitable for the remanufacturing program.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense

Interest expense was $21.1 million for the three months ended September 30, 2014 compared to $22.9 million for the three months ended September 30, 2013, a decrease of $1.8 million or 8%. The non-cash interest portion of this decrease (consisting of deferred financing fees, amortized losses on terminations of derivative instruments, and fair value adjustments for derivative instruments) amounted to $0.7 million, while the cash interest portion resulted in a decrease amounting to $1.1 million. The decrease in non-cash interest expense was primarily due to a $0.8 million decrease in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements, partially offset by a $0.1 million increase in the amortization of deferred financing fees. The decrease in cash interest expense for the three months ended September 30, 2014 was primarily due to a reduction in the weighted-average interest rate from 5.57% during the third quarter of 2013 to 5.12% during the third quarter of 2014, which accounted for a $1.3 million decrease in cash interest expense. The decrease in the weighted-average interest rate was due to an amendment to the Asset Based Lending Facility (the “ABL Facility”) whereby the interest rate on the ABL Facility was decreased to LIBOR plus 2.25% from LIBOR plus 2.75%.  Partially offsetting this decrease was a $13.8 million increase in the average balance of debt outstanding during the current year period which yielded incremental cash interest expense of $0.2 million. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis pool operation and related fleet.

Other (income) expense, net

Other income, net for the three months ended September 30, 2014 was $0.2 million compared to Other expense, net of $0.1 million for the three months ended September 30, 2013. The overall increase was primarily due to a reduced level of losses associated with disposition of equipment recorded during the current year period.

Provision (benefit) for income taxes

The effective income tax rates for the three months ended September 30, 2014 and 2013 were 13% and (17%), respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net income (loss)

Net income was $6.2 million for the three months ended September 30, 2014 compared to a net loss of $6.3 million for the three months ended September 30, 2013. The increase in net income was attributable to the items noted above.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of our consolidated results for the nine months ended September 30, 2014 to the nine months ended September 30, 2013

	Nine Months Ended September 30,		Variance
	2014	2013	$ change	% change
Revenues:
Equipment leasing revenue	$429,928	$345,002	$84,926	25
Finance revenue	1,651	2,564	(913)	(36)
Other revenue	27,596	31,609	(4,013)	(13)
Total revenues	$459,175	$379,175	$80,000	21
Expenses:
Direct operating expenses	244,201	215,336	28,865	13
Selling, general and administrative expenses	62,406	41,998	20,408	49
Depreciation expense	54,219	53,124	1,095	2
Provision for doubtful accounts	10,696	8,434	2,262	27
Impairment of leasing equipment	3,249	3,629	(380)	(10)
Early retirement of leasing equipment	37,766	—	37,766	**
Loss on modification and extinguishment of debt and capital lease obligations	102	901	(799)	(89)
Interest expense	64,670	68,336	(3,666)	(5)
Interest income	(52)	(286)	234	(82)
Other income, net	(683)	(1,896)	1,213	(64)
Total expenses	476,574	389,576	86,998	22
Loss before benefit for income taxes	(17,399)	(10,401)	(6,998)	67
Benefit for income taxes	(7,290)	(2,409)	(4,881)	**
Net loss	$(10,109)	$(7,992)	$(2,117)	26
Adjusted net income(1)	$23,929	$5,019	$18,910	**
Adjusted EBITDA(1)	$146,112	$118,542	$27,570	23

**                                  Not meaningful

(1)         For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures

Revenues

Total Company revenue was $459.2 million for the nine months ended September 30, 2014 compared to $379.2 million for the nine months ended September 30, 2013, an increase of $80.0 million or 21%.

Equipment leasing revenue was $429.9 million for the nine months ended September 30, 2014 compared to $345.0 million for the nine months ended September 30, 2013, an increase of $84.9 million or 25%. This increase was primarily the result of a 21% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $73.2 million, and an increase in the average on-hire fleet of approximately 8,300 chassis, or 3%, which led to an increase in equipment leasing revenue of $11.7 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in average per diem rates is primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services.  We have also benefited from negotiated rate increases to shipping line, railroad and intermodal logistics customers. The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 19,372 chassis from our shipping line customers from October 1, 2013 through September 30, 2014 as well as a shift of 10,062 term lease units into our pools over the same period. Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

Finance revenue was $1.7 million for the nine months ended September 30, 2014 compared to $2.6 million for the nine months ended September 30, 2013, a decrease of $0.9 million or 35%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $11.8 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $27.6 million for the nine months ended September 30, 2014 compared to $31.6 million for the nine months ended September 30, 2013, a decrease of $4.0 million or 13%. This decrease was primarily attributable to the absence of $2.9 million in fees earned for arranging the sale of managed containers to a third party in 2013, a $1.8 million reduction in term lease termination fees and a $0.7 million reduction in fees earned for management services. These decreases were partially offset by an increase in billings to pool customers for the repositioning of equipment of $1.4 million.

Marine Market segment

Total Marine Market segment revenue was $323.3 million for the nine months ended September 30, 2014 compared to $254.3 million for the nine months ended September 30, 2013, an increase of $69.0 million or 27%.

	Nine Months Ended September 30,
Key Operating Statistics	2014	2013	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$275,990	$196,546	$79,444	40
Average Total Fleet	139,749	116,179	23,570	20
Average Daily Revenue per Chassis	$7.23	$6.20	$1.03	17
Term Lease Statistics
Per Diem Revenue	$29,416	$36,562	$(7,146)	(20)
Average Total Fleet	38,875	53,499	(14,624)	(27)
Average Daily Revenue per Chassis	$2.77	$2.50	$0.27	11

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $305.4 million for the nine months ended September 30, 2014 compared to $233.1 million for the nine months ended September 30 2013, an increase of $72.3 million or 31%. Marine pool per diem revenues increased $79.4 million or 40% due to a 20% increase in average number of chassis operating in our marine pools and a 17% increase in the average per diem rate. The increased number of chassis in our marine pools is due to the Company’s purchase of 19,372 chassis from our shipping line customers from October 1, 2013 through September 30, 2014 as well as a shift of 10,062 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model. The increase in the average per diem rates in the marine pools is primarily due to a favorable mix of higher per diem rates billed to motor carriers and negotiated per diem rate increases to shipping line customers.  Marine pool per diem revenues attributable to motor carriers rose to 50% of total marine pool per diem revenue for the nine months ended September 30, 2014 from 43% in the nine months ended September 30, 2013. Marine term lease revenues decreased $7.1 million or 20% due to a 27% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool. This decrease was partially offset by an 11% increase in the average per diem rates.

Finance revenue was $1.7 million for the nine months ended September 30, 2014 compared to $2.6 million for the nine months ended September 30, 2013, a decrease of $0.9 million or 35%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $11.8 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $16.2 million for the nine months ended September 30, 2014 compared to $18.6 million for the nine months ended September 30, 2013, a decrease of $2.4 million or 13%. This decrease was primarily attributable to a $1.8 million reduction in term lease termination fees, a decrease in repair billings of $0.6 million and a $0.3 million reduction in fees earned for management services. These decreases were partially offset by an increase in billings to pool customers for the repositioning of equipment of $0.3 million.

Domestic Market segment

Total Domestic Market segment revenue was $131.6 million for the nine months ended September 30, 2014 compared to $116.7 million for the nine months ended September 30, 2013, an increase of $14.9 million or 13%.

	Nine Months Ended September 30,
Key Operating Statistics	2014		2013	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$111,274		$98,240	$13,034	13
Average Total Fleet	60,647		59,847	800	1
Average Daily Revenue per Chassis	$6.72		$6.01	$0.71	12
Term Lease Statistics
Per Diem Revenue	$13,247		$13,654	$(407)	(3)
Average Total Fleet	12,573		14,034	(1,461)	(10)
Average Daily Revenue per Chassis (*excluding early termination revenue)	$3.53	*	$3.56	$(0.03)	(1)

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $124.5 million for the nine months ended September 30, 2014 compared to $111.9 million for the nine months ended September 30, 2013, an increase of $12.6 million or 11%. Domestic pool per diem revenues increased $13.0 million or 13% due to a 12% increase in average per diem rates and a 1% increase in the average number of chassis in our domestic pools. The increase in the average per diem rates in the domestic pool is due to higher utilization of our fleet along with negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues decreased $0.4 million or 3%. This decrease was primarily attributable to a 10% decrease in the average number of chassis on-hire resulting from the sale of domestic chassis which were on an expiring term lease, partially offset by the recognition of early termination revenue during the current year period.

Other revenue was $7.1 million for the nine months ended September 30, 2014 compared to $4.8 million for the nine months ended September 30, 2013, an increase of $2.3 million or 48%. This increase was primarily attributable to increases in billings to rebalance our pools of $2.1 million and repair billings to customers for damage incurred while the chassis was on lease of $0.2 million.

Direct operating expenses

Total Company direct operating expenses were $244.2 million for the nine months ended September 30, 2014 compared to $215.3 million for the nine months ended September 30, 2013, an increase of $28.9 million or 13%. Maintenance and repair expenses increased $24.4 million or 16%, which was primarily due to a 14% increase in the average number of chassis operating in marine and domestic chassis pools. In addition, we experienced a 2% increase in the average cost per repair, partially offset by a lower frequency of repairs in our marine neutral pools and our domestic pool during the nine months ended September 30, 2014 versus the comparable period of 2013. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $1.7 million and an increase in pool operational expense of $2.7 million. Other direct operating expenses such as chassis usage fees and storage costs contributed to the remaining increase of $0.1 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $184.3 million for the nine months ended September 30, 2014 compared to $153.1 million for the nine months ended September 30, 2013, reflecting an increase of $31.2 million or 20%. Maintenance and repair expenses increased $25.5 million or 23%, primarily due to a 20% increase in the average number of chassis operating in our marine pools. In addition, we experienced a 2% increase in the average cost per repair partially offset by a lower frequency of repairs in our marine neutral pools during the nine months ended September 30, 2014 versus the comparable period of 2013.  Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expense of $2.4 million and an increase in pool operational expense of $2.6 million. Other direct operating expenses such as chassis usage fees, insurance expense and storage costs contributed to the remaining increase of $0.7 million.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $46.2 million for the nine months ended September 30, 2014 compared to $50.0 million for the nine months ended September 30, 2013, reflecting a decrease of $3.8 million or 8%. Maintenance and repair expenses decreased $3.8 million or 10%. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the nine months ended September 30, 2014 versus the comparable period of 2013. Other direct operating expenses such as chassis usage fees and repositioning and handling expense contributed to the remaining net decrease of $0.1 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Variance
Consolidated Statements of Operations Data:
Marine Market segment	$323,278	$254,276	$69,002	$93,869	$70,807	$23,062
Domestic Market segment	131,633	116,667	14,966	72,549	56,732	15,817
Total Reportable segments	$454,911	$370,943	$83,968	$166,418	$127,539	$38,879
Other	4,264	8,232	(3,968)	(20,306)	(8,997)	(11,309)
Total Company	$459,175	$379,175	$80,000	$146,112	$118,542	$27,570

Principal collections on direct finance leases				(3,586)	(4,262)
Non-cash share-based compensation				(654)	(873)
Depreciation expense				(54,219)	(53,124)
Impairment of leasing equipment				(3,249)	(3,629)
Early retirement of leasing equipment				(37,766)	—
Loss on modification and extinguishment of debt and capital lease obligations				(102)	(901)
Interest expense				(64,670)	(68,336)
Other income, net				683	1,896
Interest income				52	286
Loss before benefit for income taxes				(17,399)	(10,401)
Benefit for income taxes				(7,290)	(2,409)
Net loss				$(10,109)	$(7,992)

Selling, general and administrative expenses

Selling, general and administrative expenses were $62.4 million for the nine months ended September 30, 2014 compared to $42.0 million for the nine months ended September 30, 2013, an increase of $20.4 million or 49%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of the industry shift to the motor carrier model and consulting fees in support of information technology and human resource initiatives.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation expense

Depreciation expense was $54.2 million for the nine months ended September 30, 2014 compared to $53.1 million for the nine months ended September 30, 2013, an increase of $1.1 million or 2%. This increase was primarily due to incremental depreciation expense resulting from chassis acquired since October 1, 2013, as well as incremental depreciation expense taken on the Company’s existing headquarters in Princeton, New Jersey resulting from a sale agreement entered into on August 1, 2014.  At the same time, the Company has entered into a lease agreement to house its future headquarters, also in Princeton, New Jersey, currently estimated for occupancy during the first quarter of 2015. The above mentioned chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool. These increases are partially offset by reductions in depreciation expense resulting from the change in the estimated useful life of 53’ domestic chassis from 17.5 years to 20 years effective April 1, 2014. Also contributing to the decrease in depreciation expense was the early retirement of certain marine chassis as of April 1, 2014. Retiring such chassis eliminated the need to depreciate them subsequently.

Provision for doubtful accounts

The provision for doubtful accounts was $10.7 million for the nine months ended September 30, 2014 compared to $8.4 million for the nine months ended September 30, 2013, an increase of $2.3 million. The increase was primarily attributable to a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate to the motor carrier model. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $3.2 million for the nine months ended September 30, 2014 compared to $3.6 million for the nine months ended September 30, 2013, a decrease of $0.4 million or 11%. This decrease was primarily due to a lesser number of end-of-life chassis impaired in the first nine months of 2014 as compared to the first nine months of 2013 and was partially offset by an increase in write-downs associated with axle sets determined to be unsuitable for the remanufacturing program.

Early retirement of leasing equipment

During the second quarter of 2014, we recorded retirement charges of $37.8 million associated with the retirement of excess and non-standard chassis and axle sets. Approximately $14.8 million of this retirement charge was the result of 11,000 excess and other non-standard chassis residing at depots and chassis pools, in addition to approximately 9,000 axle sets residing at depots which resulted in a retirement charge of $23.0 million. These retirement charges were largely influenced by our successful award of several shipping line acquisitions during the second quarter whereby over 23,000 marine chassis were either acquired or returned to us from shipping lines. The influx of marine chassis caused us to analyze our fleet requirements over a multi-year period taking into account forecasted market growth, the current performance of our marine pools and utilization requirements among other factors which ultimately influenced our decision to early retire certain chassis and axle sets. The total of the above retirement charges of $37.8 million is recorded in Early retirement of leasing equipment in the Consolidated Statements of Operations.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loss on modification and extinguishment of debt and capital lease obligations

The loss on modification and extinguishment of debt and capital lease obligations was $0.1 million for the nine months ended September 30, 2014 compared to $0.9 million for the nine months ended September 30, 2013, a decrease of $0.8 million This decrease was primarily due to the exercise of early purchase options on three capital leases during the nine months ended September 30, 2013. In accordance with such exercise, we recognized a $0.8 million loss on the extinguishment of debt related to contractual premiums paid and the write-off of previously capitalized costs.

Interest expense

Interest expense was $64.7 million for the nine months ended September 30, 2014 compared to $68.3 million for the nine months ended September 30, 2013, a decrease of $3.6 million or 5%. The non-cash interest portion of this decrease (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) amounted to $1.7 million, while the cash interest portion resulted in a decrease amounting to $2.0 million. The decrease in non-cash interest expense was primarily due to a $2.1 million decrease in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements, partially offset by a $0.4 million increase in the amortization of deferred financing fees. The decrease in cash interest expense for the nine months ended September 30, 2014 was primarily due to a reduction in the weighted-average interest rate from 5.61% during the first nine months of 2013 to 5.28% during the first nine months of 2014, which accounted for a $2.9 million decrease in cash interest expense. The decrease in the weighted-average interest rate was due to an amendment to the ABL Facility whereby the interest rate on the ABL Facility was decreased to LIBOR plus 2.25% from LIBOR plus 2.75%. Partially offsetting this decrease was a $20.6 million increase in the average balance of debt outstanding during the nine months ended September 30, 2014 which yielded incremental cash interest expense of $0.9 million. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis pool operation and related fleet.

Other income, net

Other income, net for the nine months ended September 30, 2014 was $0.7 million compared to $1.9 million for the nine months ended September 30, 2013, a decrease of $1.2 million. The decrease was primarily due to the $1.1 million gain associated with the disposition of domestic containers during the prior year period and the reversal of a residual value liability related to the sale of managed domestic containers recorded during the prior year period. These decreases were partially offset by the gain on sale associated with domestic chassis on an expiring term lease which was recorded during the current year period.

Benefit for income taxes

The effective income tax rates for the nine months ended September 30, 2014 and 2013 were (42%) and (23%), respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company reports income tax provisions (or benefits) pertaining to significant unusual or extraordinary items as discrete events (i.e., not included in the forecasted annual effective tax rate used to provide for interim taxes).  With regard to the Company’s $37.8 million charge recorded during the second quarter of 2014 for the early retirement of leasing equipment, the Company determined it was not highly abnormal or historically unrelated to its ordinary activities. Thus, the Company did not treat the Early retirement of leasing equipment as a discrete item in deriving the income tax benefit for the period ended September 30, 2014.

Net loss

Net loss was $10.1 million for the nine months ended September 30, 2014 compared to $8.0 million for the nine months ended September 30, 2013. The increase in the net loss was attributable to the items noted above.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, lines of credit and other secured and unsecured borrowings.

Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections, billings to lessees for maintenance and repairs and billings to lessees for repositioning and management services.  Cash flow provided by operating activities was $84.1 million and $31.8 million for the nine months ended September 30, 2014 and 2013, respectively.  This increase was primarily due to an $80.0 million increase in revenues, partially offset by a $49.3 million increase in direct operating costs and selling, general and administrative expenses.  Additionally, cash provided by working capital increased by $21.6 million.

Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were $1,181.8 million as of September 30, 2014 and $1,164.1 million as of December 31, 2013.  As of September 30, 2014, we had $754.0 million outstanding under the ABL Facility and the ability to draw $276.0 million. No other amounts are available to draw under other currently secured or unsecured borrowings.

Other Considerations

As of September 30, 2014, we had approximately $35.6 million of scheduled debt amortization over the next 12 month period.  These amounts do not include $56.5 million of interest payments, $23.0 million of asset purchase commitments and $7.9 million of operating lease commitments existing as of September 30, 2014 and maturing over the next 12 months.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity needs for acquisition of new chassis

We expect to invest substantial funds to remanufacture and acquire chassis, although there can be no assurances as to the timing and amount of such acquisitions.  In 2013, a total of $141.1 million was invested to acquire marine chassis ($102.8 million), to exercise purchase options on expiring operating leased domestic chassis ($31.9 million) and to remanufacture axles ($6.4 million).  During the nine months ended September 30, 2014, a total of $114.0 million was invested to acquire marine chassis ($105.2 million) and to remanufacture axles ($8.9 million).  We anticipate additional equipment investment during the remainder of 2014; however, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors could limit our ability to raise funds and further the growth of our business.

Cash flow

Cash was $5,331 at September 30, 2014 compared to $11,843 at December 31, 2013, a decrease of $6,512.  Cash flow information for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine months Ended September 30,
(Dollars in thousands)	2014	2013
Net cash provided by operating activities	$84,056	$31,827
Net cash used in investing activities	(105,024)	(124,903)
Net cash provided by financing activities	14,772	75,718
Effect of changes in exchange rates on cash and cash equivalents	(316)	(265)
Net decrease in cash and cash equivalents	$(6,512)	$(17,623)

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

Net cash provided by operating activities was $84.1 million for the nine months ended September 30, 2014 compared to $31.8 million for the nine months ended September 30, 2013, an increase of $52.3 million. This increase was primarily due to an $80.0 million increase in revenues, partially offset by a $49.3 million increase in direct operating costs and selling, general and administrative expenses.  Additionally, cash provided by working capital increased by $21.6 million.

Net cash used in investing activities was $105.0 million for the nine months ended September 30, 2014 compared to $124.9 million for the nine months ended September 30, 2013, a $19.9 million decrease in cash out-flows. The decrease was primarily driven by an $18.9 million decrease in capital spending and a $1.6 million increase in proceeds from the sales of leasing equipment during the first nine months of 2014 compared to the first nine months of 2013.

Net cash provided by financing activities was $14.8 million for the nine months ended September 30, 2014 compared to $75.7 million for the nine months ended September 30, 2013, a $60.9 million change in cash flow. The change in cash flow is primarily attributable to a $23.0 million decrease in borrowings and a $38.0 million increase in repayments of long term debt during the first nine months of 2014 compared to the first nine months of 2013.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual obligations and commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of September 30, 2014.

	Total as of	Maturity in years
(Dollars in thousands)	September 30, 2014	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$754,000	$—	$—	$754,000	$—	$—	$—
TRAC 2019 Senior Secured Notes	300,000	—	—	—	—	300,000	—
Loan payable to CIMC	17,542	2,408	2,520	2,636	2,758	2,886	4,334
Capital lease obligations	110,284	33,236	26,737	28,801	12,650	7,858	1,002
Lease asset purchase commitments	29,567	23,026	6,541	—	—	—	—
Interest payments	229,715	56,529	55,148	51,580	34,195	32,043	220
Operating leases	37,434	7,893	5,501	3,033	3,333	2,886	14,788
Total	$1,478,542	$123,092	$96,447	$840,050	$52,936	$345,673	$20,344

Our contractual obligations consist of principal and interest payments related to the ABL Facility, the notes, chassis purchase commitments and operating lease payments for our chassis. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments.

Covenants

Under the indenture governing the notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of September 30, 2014, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.

Commitments

Purchase commitments

Our chassis purchase commitments are generally related to purchase orders placed for the remanufacture and refurbishment of chassis and axles in the normal course of business and committed chassis acquisitions from shipping lines. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to these commitments. As of September 30, 2014, we had purchase commitments totaling $29.6 million, of which $23.0 was committed for 2014 and $6.6 was committed for 2015.

Operating leases

On August 1, 2014, we entered into a lease of 82,283 square feet of office space for an initial term of 10 years and 9 months in an office building located at 750 College Road East, Princeton, New Jersey.  The lease contains two five year renewal options and contains typical terms for agreements of such duration and size.  We expect to move into the new office space during the first quarter of 2015.  Entering into the Lease will allow us to consolidate our headquarters from two locations into one.  Additionally on August 1, 2014, we agreed to sell the building that currently serves as our corporate headquarters at 211 College Road East, Princeton, New Jersey, for $2,300.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are eligible for various incentives in connection with this lease, including the award of a “Grow NJ Tax Credit” from the New Jersey Economic Development Authority for up to $9,800 in tax credits over a 10 year period, and subject to, among other things, meeting certain minimum capital spending requirements and retaining and adding new jobs in New Jersey.

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2025. Minimum rent payments under our material leases were $37.4 million as of September 30, 2014.

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

We define adjusted net (loss) income as net (loss) income before non-cash interest expense related to deferred financing fees, non-cash share-based compensation, loss on modification and extinguishment of debt and capital lease obligations, terminations, modification, and fair value adjustments of derivative instruments and early retirement of leasing equipment. We use adjusted net (loss) income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net (loss) income provides us with a measure of financial performance of the business based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results. Adjusted net (loss) income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to adjusted net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net income (loss)	$6,162	$(6,324)	$(10,109)	$(7,992)
Non-cash interest expense, net of tax	1,069	980	3,122	2,874
Non-cash share-based compensation, net of tax	131	204	392	524
Loss on modification and extinguishment of debt and capital lease obligations, net of tax	—	4	61	541
Loss on termination and modification of derivative instruments, net of tax	2,445	2,959	7,841	9,108
Fair value adjustment for derivative instruments, net of tax	(13)	(12)	(38)	(36)
Early retirement of leasing equipment, net of tax	—	—	22,660	—
Adjusted net income (loss)	$9,794	$(2,189)	$23,929	$5,019

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

Liquidity:  In addition to the uses described above, management and our board of directors use Adjusted EBITDA as an indicator of the amount of cash flow we have available to service our debt obligations, and we believe this measure can serve the same purpose for our investors. We include principal collections on direct finance lease receivables in Adjusted EBITDA because these collections represent cash that we have available to service our debt obligations that is not otherwise included in net (loss) income. As a result, by adding back non-cash share-based compensation expenses and by including principal collections on direct finance lease receivables in Adjusted EBITDA, we believe Adjusted EBITDA is a more accurate indicator of our available cash flow to service our debt obligations than net (loss) income.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net income (loss)	$6,162	$(6,324)	$(10,109	$(7,992)
Income tax provision (benefit)	896	(1,273)	(7,290)	(2,409)
Interest expense	21,079	22,926	64,670	68,336
Depreciation expense	18,942	18,161	54,219	53,124
Impairment of leasing equipment	932	1,065	3,249	3,629
Early retirement of leasing equipment	—	—	37,766	—
Loss on modification and extinguishment of debt and capital lease obligations	—	6	102	901
Other income, net	(166)	94	(683)	(1,896)
Interest income	(5)	(15)	(52)	(286)
Non-cash share-based compensation	218	340	654	873
Principal collections on direct finance leases, net of interest earned	1,227	1,401	3,586	4,262
Adjusted EBITDA	$49,285	$36,381	$146,112	$118,542

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company’s cash generation, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net cash provided by operations	$22,605	$3,552	$84,056	$31,827
Depreciation and amortization	(19,007)	(18,218)	(54,414)	(53,302)
Provision for doubtful accounts	(3,579)	(3,727)	(10,696)	(8,434)
Amortization of deferred financing fees	(1,718)	(1,574)	(5,014)	(4,609)
Derivative loss reclassified into earnings	(4,073)	(4,932)	(13,068)	(15,180)
Ineffective portion of cash flow hedges	22	20	63	60
Loss on modification and extinguishment of debt and capital lease obligations	—	(6)	(102)	(901)
Non-cash share-based compensation	(218)	(340)	(654)	(873)
Other, net	165	(81)	686	1,172
Impairment of leasing equipment	(932)	(1,065)	(3,249)	(3,629)
Early retirement of leasing equipment	—	—	(37,766)	—
Changes in assets and liabilities:
Accounts receivable	12,361	21,933	33,791	52,106
Other assets	224	(1,541)	2,254	700
Accounts payable	(382)	(15)	(2,152)	(4,969)
Accrued expenses and other liabilities	1,735	(1,719)	(11,916)	(4,296)
Deferred income taxes, net	(1,041)	1,389	8,072	2,336
Provision (benefit) for income taxes	896	(1,273)	(7,290)	(2,409)
Interest expense	21,079	22,926	64,670	68,336
Depreciation expense	18,942	18,161	54,219	53,124
Impairment of leasing equipment	932	1,065	3,249	3,629
Early retirement of leasing equipment	—	—	37,766	—
Loss on modification and extinguishment of debt and capital lease obligations	—	6	102	901
Other income, net	(166)	94	(683)	(1,896)
Interest income	(5)	(15)	(52)	(286)
Non-cash share-based compensation	218	340	654	873
Principal collections on direct finance leases, net of interest earned	1,227	1,401	3,586	4,262
Adjusted EBITDA	$49,285	$36,381	$146,112	$118,542

PART I.  FINANCIAL INFORMATION

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to quantitative and qualitative disclosures about market risk from those disclosed in our 2013 Annual Report on Form 10-K.

Item 4.                                 Disclosure Controls and Procedures

(a)         Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective at the reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the information set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.  As of the date of this Form 10-Q, there have been no significant changes from the risk factors previously disclosed therein except as noted below.

Strike by ILWU could adversely affect the Company’s business and results of operations

On July 1, 2014, the PCL Contract that was in place between the International Longshore and Warehouse Union (“ILWU”) and the Pacific Maritime Association expired.   While the parties have yet to sign a new contract or contract extension, on August 26, 2014 the parties announced that they had reached a tentative agreement on terms related to health benefits, subject to agreement on other issues. Both parties have publicly pledged to continue to keep cargo moving during said negotiations.  The Company is not a signatory to the PCL Contract. However, if the negotiations break down with no contract extension in place, a strike by the ILWU could adversely affect the Company’s business and results of operations if the Company’s customers call upon ports not supplied through our neutral or co-op marine pools to conduct their business.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.                                                         Defaults Upon Senior Securities

NONE

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

NONE

PART II.  OTHER INFORMATION

Item 6.

Exhibit No.	Description

10.03

Agreement of Lease, dated as of August 1, 2014, by and between ML 7 College Road, LLC as Landlord, and Interpool, Inc. d/b/a TRAC Intermodal as Tenant (incorporated by reference to Exhibit 10.03 to TRAC Intermodal LLC’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).

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

Date: November 10, 2014

TRAC INTERMODAL LLC

Registrant

	By:	/s/ CHRIS ANNESE

Chris Annese

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)