Form 10-K
period 2014-12-31
TRAC Intermodal LLC
filed 2015-03-24
CIK 1570774

Use these links to rapidly review the document

PART IV
INDEX TO FINANCIAL STATEMENTS TRAC Intermodal LLC and Subsidiaries Years Ended December 31, 2014, 2013 and 2012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal year Ended December 31, 2014
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

  •
  the Company's ability to estimate and maintain sufficient self-insurance for employee health care benefits;

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

        As of December 31, 2014, we owned, leased-in or managed a fleet of 309,704 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.45 billion. We have a broad operating footprint with 602 marine, 166 domestic and 61 depot locations across North America. Headquartered in Princeton, New Jersey, we operate under the name TRAC Intermodal and employ 540 people throughout the United States. We generated total revenues of $627.0 million, a net loss of $3.0 million and Adjusted EBITDA of $200.9 million for the year ended December 31, 2014. See Item 7. "Non-GAAP Measures" for a reconciliation of non-GAAP measures to the most directly comparable U.S. GAAP measures.

        We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment. Segment information for the years ended December 31, 2014, 2013 and 2012 are included in Part II, Item 7, of this Form 10-K and Note 12 to our Consolidated Financial Statements.

  •
  Marine Market segment—primarily serving shipping lines and motor carriers with 20', 40' and 45' foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2014, our active fleet included 198,331 marine chassis.

  •
  Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53' chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2014, our active fleet included 77,707 domestic chassis.

        Additionally, we have 33,666 units available for remanufacture. These units are pairs of axles and chassis that are no longer in leasable condition. We expect to make use of many of these units in our remanufacturing process and eventually return them to active fleet status.

Formation

        TRAC Intermodal LLC is a Delaware limited liability company that was formed on July 12, 2012 in connection with the issuance of Senior Secured Notes (as defined herein). The Company conducts its business through its 100% owned subsidiary, Interpool, Inc. ("Interpool") and its consolidated subsidiaries. The Company has no operations of its own so it is dependent upon the cash flows of its subsidiaries to meet its obligations under the notes. Since the proceeds from the Original Notes were used to repay debt owed by Interpool, an intercompany note was entered into between TRAC and Interpool with terms identical to the notes. The proceeds from the intercompany note arrangement with Interpool will provide the funds for TRAC to service the interest and debt payments due under the notes.

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

Business strengths

        We believe that we have a number of business strengths that will enable us to execute our strategy and successfully grow our business, including the following:

  •
  Largest intermodal chassis solutions provider in North America.  We are the largest intermodal chassis solutions provider, measured by total assets, in North America. Of the top three lessors, we have an estimated market share of 51%. Our closest competitor has a market share of approximately 28% according to our estimates. We believe that our significant size and broad footprint give us a competitive advantage by being able to address our customers' comprehensive chassis demand across the United States. Our size and scope also allow us to satisfy our customers' chassis demand during peak seasons or surge periods.

  •
  Large and diverse fleet of active equipment.  As of December 31, 2014, we owned or managed an active fleet of 276,038 chassis comprised of 198,331 marine chassis and 77,707 domestic chassis. Our fleet consists of a diverse mix of equipment, including 20', 40', 45', 53', tri-axles 20' and tri-axles 40' chassis. The average age of the total fleet is 12.7 years and our fleet's average expected useful life is approximately 21 years. We believe each chassis in our fleet can be remanufactured at the end of its useful life to provide 21 or more additional years of service at a material cash savings compared to the cost of purchasing a new chassis, while providing the same quality of service as a new chassis.

  •
  Broad nationwide footprint with a number of exclusive contracts.  We operate a nationwide footprint that includes 602 marine, 166 domestic and 61 depot locations across North America which allows us to service our customers' nationwide freight movement requirements. In many of these locations we are the sole chassis supplier, and as a result, we have the advantage of on-premises access to the port terminals and railroad ramps. Moreover, in 2014 we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide domestic chassis at many of their railroad ramps. We have been advised by one of the Class I railroads that they intend to terminate their exclusive agreement with us effective in 2016. We are currently in negotiations with this Class I railroad about an alternative non-exclusive agreement with us. We believe that our extensive operating network is difficult to replicate and therefore serves as a competitive advantage.

  •
  Predictable and stable cash flows.  As of December 31, 2014, 29% of our on-hire fleet was subject to a term lease, direct finance lease or subscription agreement in our chassis pools. Our term lease renewal rate for the year ended December 31, 2014 approximated 66%. We expect the predictability and stability of our term renewal rate to be affected by the trend toward pool arrangements which carry higher per diem rates than term and direct finance lease products. Beginning in 2011 and continuing through 2014, several of our lessees have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases. If we included these rentals, the renewal rate for the year ended December 31, 2014 would be approximately 88%. Our average fleet-wide utilization rate was 92% over the last 20 years. This rose to 95% for the year ended December 31, 2014 primarily due to measures taken in the second quarter of 2014 to right-size our fleet.

  •
  Strong credit and collection history.  We have a strong and long-standing credit and collections history with bad debts representing 1.5% of $2.2 billion in revenues over the past 5 years. Over the past three years our bad debts as a percentage of revenue has risen to 1.9% as a result of a shift in billings from shipping lines to motor carriers. We believe several factors contribute to our low receivable delinquency including a long-tenured and highly experienced collections team with excellent relationships with our largest customers; an experienced credit group with strong industry knowledge of shipping lines, railroads, logistics companies and motor carriers; the essential nature of our product in the movement of our customers' goods and the reality that delinquency of payments could jeopardize our customers' ability to perform under their delivery contracts. We have experienced a minimal default rate—only 12 term lease customers over the past 5 years—and were successful in recovering 98% of our chassis under default with the remainder covered by insurance contracts.

  •
  Long operating history with a diversified, loyal customer base.  We have a long, successful operating history and an extensive history with our customers, in many cases spanning over 30 years, which provides us with strong relationships at senior levels of management. Our customer base of top-tier shipping lines, Class I railroads, U.S. transportation companies and motor carriers is diverse with no single customer accounting for more than 6% of 2014 revenue and the top ten customers accounting for 45% of total revenue in 2014.

  •
  Proprietary technology platform.  Over the last decade, we have internally developed a proprietary chassis management software technology called PoolStat®. PoolStat® provides chassis tracking and billing in our chassis pools, as well as a central operating database that coordinates our chassis leasing activities. We developed PoolStat® and maintain full control of the system through our in-house development team. Our experienced IT staff, working closely with our chassis pool management team and our customers, engages in continuous improvement to the system, which possesses the necessary sophistication to operate complex chassis pool functions of demand/supply, inventory control, status, repositioning, billing and maintenance and repair. In 2014, we made a decision to implement an Oracle Enterprise Resource Planning ("ERP") solution along with a customized solution for many functional improvements to Poolstat®. The project will likely span 18-24 months and will be designed to implement the functional improvements and eliminate inefficiencies in our financial and operational systems. We estimate the costs of the project to be $18 million to $20 million and will be managed and governed by the executive management of the company.

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

Business strategy

        Our vision is to be the market leader in providing high quality, comprehensive chassis solutions to the intermodal industry. We plan to execute the following strategy to grow our business:

  •
  Grow earnings through rate improvement and operating cost control.  One of our key initiatives to increase our revenue and improve our financial results is to increase rates in our marine and domestic chassis pools. We are implementing these rate increases when our customer contracts come up for renewal. The rates in these contracts are being increased to current market rates that reflect the added value we provide through our chassis management and pool operations. Furthermore, we have continued to focus on improving our operating cost structure through higher fleet utilization, enhanced controls over maintenance and repair expenditures and cost savings from direct purchasing of parts and insourcing of service centers. We believe that our focus on improving rates and controlling our operating costs will enable us to grow our earnings.

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

    We have also begun to focus on penetrating a new customer base, the beneficial cargo owner ("BCO"). BCOs are the importers of record that takes physical possession of the goods at the destination. Large retail outlets are often BCOs. In the motor carrier model, the shipping line may no longer be responsible for chassis provisioning and certain BCOs will want to assume responsibility for that procurement. TRAC believes that the BCO customer base represents significant growth opportunities and will pursue them as appropriate.

  •
  Expand the geographic footprint of our chassis pools and chassis fleet.  We believe that there are significant opportunities to expand our geographic footprint and grow our business by further expanding into the West Coast and Gulf regions of the United States and in 2014, our marine pool fleet in these locations grew to 54,000 chassis, an increase of 57%, primarily resulting from term lease customers opting to continue renting chassis from us through pool arrangements upon the expiration of their term leases. We plan to continue growth in these regions if opportunities arise in 2015 and beyond. We believe the shipping lines are focused on reducing their operating costs, which they can accomplish by utilizing our pools for their chassis needs. Moving to a pool arrangement is a key step for them to transition to the motor carrier model. We believe that our extensive experience, systems, chassis fleet and strong customer relationships position us well to grow our business in targeted new markets and selectively acquire shipping line chassis to increase the size of our fleet. We believe that a combination of geographic expansion and chassis acquisitions will improve our overall product offering and enhance our competitive position in the market although we cannot guarantee that we will be able to successfully expand the geographic footprint of our pools and chassis fleet.

Industry overview

        The North American economy is dependent on the movement of intermodal container cargo through its major port terminals and railroad ramps. In 2014, total North American import and export container volume reported by port terminals increased 5.0% to over 37.5 million twenty-foot equivalent units, which is the standard unit of measure for containers in the marine industry. Container volumes across major North American railroads increased 5.1% to approximately 14.6 million containers in 2014. Chassis are an essential component in the intermodal containerized shipping infrastructure and do not require container contents to be continually unloaded and reloaded throughout the supply chain. They are required by shipping lines, railroads, intermodal transportation companies and motor carriers to move shipping containers over land between ocean-going vessels, railroad ramps, warehouses and other delivery points served by motor carriers.

        The North American chassis market is large, with a total fleet of approximately 728,000 chassis (excluding a logistics company that maintains a proprietary fleet of approximately 64,000 non-standard specification domestic chassis) and an aggregate replacement cost of approximately $8.8 billion. Of this total, approximately 563,000 chassis are marine chassis for transporting 20', 40' and 45' intermodal containers. The remaining 165,000 chassis are domestic chassis, primarily designed for domestic containers with a length of 53' that move almost exclusively on railcars in double-stack service. The United States has been the only major container market in the world where shipping lines and railroads provide chassis as part of their basic transportation service to their customers, although the industry is transitioning to the motor carrier model where the responsibility for chassis provisioning is transitioning to motor carriers. The demand for chassis in North America is influenced primarily by the volume of containerized international and domestic trade.

        Leasing companies own a significant portion of North America's chassis, and we believe the remainder is owned predominantly by shipping lines and railroads. We estimate that approximately 74% of the North American chassis market is controlled by leasing companies like us, and we expect the trend to continue to move from chassis ownership towards chassis leasing.

        Prior to 2004, over 80% of our chassis were on-hire as term lease and direct finance lease products. Beginning in 2004, as port terminals and railroad ramps capacity tightened, chassis pools, which increase terminal operating efficiency, became more common. Two other important factors contributed to the increase in chassis pool usage. The first is the increase in domestic container traffic, where many of our major customers do not wish to devote capital or build an administrative presence to operate chassis and thus utilize our nationwide domestic chassis pools. The second is the shipping line industry's response to the freight downturn of 2008 and 2009 and challenging rate environments of 2011, 2012 and 2013 in which shipping lines reduced administrative and operational staff and began migrating to more operationally efficient chassis arrangements. As a result, as of December 31, 2014, approximately 80% of our on-hire chassis were earning revenue through chassis pools.

Industry trends / Market growth

  •
  U.S. container import volume growth and tightening marine chassis supply.  Demand for marine chassis is highly correlated to U.S. container import volumes. According to the Journal of Commerce, the total U.S. container import volumes grew by 6.0%, 3.0%, and 2.2% in 2014, 2013 and 2012, respectively. FTR Associates estimates that import volume will grow by 3.0% in 2015. At the same time, there have been minimal additions to the marine chassis fleet since 2007. The combination of continued container import growth and limited supply growth has resulted in tighter market balance between supply and demand and an improving pricing environment.

  •
  Demand for domestic intermodal container movements has increased steadily over the last decade.  Over the last 10 years, the favorable economics of shipping 53' domestic containers in double-stack intermodal railroad service has generated consistent growth above the overall railroad freight growth average as shippers have transitioned from long-haul trucking to domestic double-stack railroad transport to reduce costs. U.S. domestic intermodal container volume has increased without interruption by a compound annual growth rate of 7.3% since 2001. As a result, demand for our domestic chassis pool services has steadily increased during the same period. Over the last eight years, we have grown our domestic chassis pool fleet from 35,678 units in 2006 to 65,000 units as of December 31, 2014. In 2012, one of the world's largest providers of U.S. and international package delivery services entered the domestic intermodal market and became a customer of our domestic pool. We believe that this decision by one of the world's largest transportation companies to access domestic intermodal transportation provides meaningful support for continued growth in the future. In addition, as the railroads are continuing to invest heavily to establish double-stack-capable railroad routes and new intermodal terminals, we expect this trend to continue. FTR Associates estimates domestic container volume to grow by 6.5% in 2015.

  •
  Customer demand shifting from term lease to marine and domestic pool products.  Over the last eight years, our customers have shown an increasing preference for chassis pool products relative to long-term leasing products. From 2006 to 2014, chassis in pools as a percentage of our overall fleet has increased from 29% to 80%, and our term lease and direct finance lease fleet has declined from 71% to 20% over the same period. Two important factors contributed to the increase in chassis pool usage. The first is the increase in domestic container traffic, where many of our major customers do not wish to devote capital or build an administrative presence to operate chassis and choose instead to utilize our nationwide domestic chassis pools. The second is the shipping line industry's response to the freight downturn of 2008 and 2009 and challenging rate environments of 2011, 2012 and 2013 in which shipping lines reduced administrative and operational staff and began increasingly migrating to more operationally efficient chassis pool arrangements. We believe that we are well equipped to take advantage of this trend towards increased usage of chassis pools because we are already the largest intermodal chassis solutions provider measured by total assets.

  •
  Shipping line customers looking to exit chassis ownership are shifting to the motor carrier model.  The United States has been the only major container market in the world where shipping lines and railroads provide chassis as part of their basic transportation service to their customers, although the industry is transitioning to the motor carrier model where the responsibility for chassis provisioning is transitioning to motor carriers. In 2009, Maersk Line, the world's largest shipping line, announced that they would no longer provide chassis to support their U.S. freight volume and in 2012 completed the sale of their chassis subsidiary, Direct Chassis Link ("DCLI"). Since Maersk Line's announcement, nearly every major shipping line serving the United States has begun developing a strategy to address this trend. For shipping lines, the exit from chassis ownership provides an opportunity to generate cash for liquidity by selling assets, eliminating capital spending going forward, and reducing overall operating expenses by outsourcing chassis management operations to third-party suppliers. For us, the shift to the motor carrier model affords us the opportunity to lease chassis directly to motor carriers, rather than to shipping lines that would otherwise provide our chassis for motor carrier usage. As compared to shipping lines, motor carriers are smaller in size, unable to exert similar pricing pressures on us, typically do not own their own chassis and are a greater credit risk. Due to these factors, we are able to charge motor carriers a higher per diem rate than shipping line customers. In addition, motor carriers tend to use our chassis pools, while shipping lines had historically used a combination of pools, term leases and their own equipment. In the ordinary course of our business, we speak to shipping line customers on a regular basis regarding this business model change. On the basis of these discussions, we expect the transition to the motor carrier model to continue which we believe will enable us to grow our business and earnings as we broaden our customer base, expand our market and increase our pricing power. We believe that we are well positioned to take advantage of this market shift for several reasons including our existing broad network of chassis at strategic locations across the country, our proprietary technology systems and our experienced management team.

Our Assets

        Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased or managed by us on behalf of other third-party owners in pooling arrangements. As of December 31, 2014, we owned or managed a fleet of 309,704 chassis and units available for remanufacture. The average utilization for our chassis fleet for the past 20 years was 92%. Our utilization for the year ended December 31, 2014 was 95.4%. The net book value of our owned equipment was approximately $1.45 billion. In our active fleet, our owned and managed chassis had an average age of 12.7 years as of December 31, 2014. Chassis are long-lived assets, with an economic life of approximately 21 years. At the end of its economic life, a chassis can be remanufactured, which extends the economic life by an additional 21 or more years of service at a lower cash outlay than purchasing a new chassis while providing the same quality of service as a new chassis.

        The table below summarizes the composition of our active fleet by the type of unit as of December 31, 2014:

	Units		Net book value
Total active fleet by equipment type	# of units	% of total	$ in millions	% of total	Average age (in years)
Marine chassis	198,331	72	$861.7	63	14.3
Domestic chassis	77,707	28	504.0	37	8.2

Total active fleet	276,038	100	$1,365.7	100	12.7

        The chassis in our fleet are owned outright by us (including, in certain instances, subject to sale leaseback agreements with our lenders), leased by us from third parties, or contributed by third parties into chassis pools and managed by us. The table below summarizes the composition of our fleet by ownership as of December 31, 2014:

Total chassis by ownership and equipment type	Marine chassis	Domestic chassis	Total
Owned	180,921	68,897	249,818
Direct finance lease products	4,898	99	4,997

Total owned	185,819	68,996	254,815
Leased-in/contributed	12,512	8,711	21,223

Total active fleet	198,331	77,707	276,038

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

        The table below summarizes our total fleet by type of lease as of December 31, 2014:

	Units		Net book value of owned fleet
Total fleet by lease type	# of units	% of total	$ in millions	% of total	Average age (in years)	% of On-hire fleet
Term lease	46,625	15	$236.0	16	13.4	18
Direct finance lease	4,997	2	16.2	1	11.4	2
Marine chassis pool	146,731	47	622.2	43	14.4	56
Domestic chassis pool	65,000	21	433.3	30	7.7	24

On-hire fleet	263,353	85	1,307.7	90	12.6	100

Available fleet	12,685	4	58.0	4	14.7

Active fleet	276,038	89	1,365.7	94	12.7

Units available for remanufacture	33,666	11	87.5	6

Total fleet	309,704	100	$1,453.2	100

Term lease products

        Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value, and bear the risk of re-leasing the asset upon expiration of the lease. Because of the operational difficulty in switching chassis providers, lessees frequently retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, for 1 to 5 years. Our term lease renewal rate for the year ended December 31, 2014 approximated 66%. During 2014, several of our lessees have opted to continue renting chassis from us in our chassis pools upon the expiration of their term leases. If we include these rentals, the renewal rate for the year ended December 31, 2014 would be approximately 88%.

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

        As of December 31, 2014, we had 46,625 chassis amounting to a net book value of $236.0 million under term leases.

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

        As of December 31, 2014, we had 4,997 chassis under direct finance leases amounting to a net book value of $16.2 million.

Chassis pools

        We operate and maintain domestic and marine chassis pools. Additionally, we are a contributor to cooperative pools. In a cooperative ("co-op") pool model, several chassis owners contribute chassis into a single pool for users. Contributors must contribute a number of chassis proportionate to that of their customer usage. An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis. Costs of the pool are charged back to the contributors in one of several allocation basis, either by total number of chassis contributed or by number of chassis actually used. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points, such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Customers generally enter into pool user agreements for a period of 1 to 3 years and may be subject to subscription levels for minimum chassis usage. Multi-year agreements typically contain annual pricing reset features. As of December 31, 2014, 20% of chassis pool revenue was generated by such minimum usage arrangements.

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

        For the year ended December 31, 2014, 90.5% of Equipment leasing revenue was generated from chassis pools. Unlike term and direct finance leases, we are responsible for managing the utilization of the assets in pools, and we have partially mitigated this risk through subscription arrangements for minimum chassis usage. Furthermore, we believe that once customers switch from operating their own chassis to relying on our chassis pools, it is operationally difficult to discontinue using the chassis in our pools because the customers would need to rebuild their logistic capabilities and chassis management functions.

        The key factors for operating profitable chassis pools are high utilization, operating cost control and compensatory rates. Our experienced management and proprietary systems help us operate our chassis pools at targeted utilization levels. The maintenance and repair of chassis is the predominant operating cost in a chassis pool. Customers pay higher per diem rates for our pool products compared to term lease and direct finance lease products, which partially offsets higher operating costs and lower utilization rates. During 2013 and 2014, we opened three additional service centers to add to the one already in operation. These service centers are located in Woodbridge, New Jersey; Chicago, Illinois; Los Angeles, California; and Seattle, Washington. We intend to open additional service centers during 2015 in strategic locations; however, the majority of our maintenance and repair work is still contracted to third-party vendors. As a result, we periodically conduct pre- and post-repair audits to ensure the work was done completely and to our quality specifications. We also employ field staff throughout the United States for physical oversight of maintenance and repair work at the place of occurrence and employ a system-based audit of invoices utilizing PoolStat®, whereby invoices are received directly into the system. See "Management's discussion and analysis of financial condition and results of operations—Our business—Other revenue."

  Marine chassis pools

        We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and Pacific Southwest, using marine 20', 40' and 45' chassis. As of December 31, 2014, we owned 134,535 units and managed 12,196 units owned and contributed by shipping lines for a total of 146,731 units. The net book value of our owned marine pool units amounted to $622.2 million as of December 31, 2014. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically 1 to 3 years in length. For the year ended December 31, 2014, approximately 4% of marine chassis pool revenue was generated under subscription arrangements.

  Domestic chassis pools

        We also operate pools for domestic 53' chassis at railroad ramps throughout the United States. As of December 31, 2014, we had 65,000 units, including 8,698 units that we lease-in, engaged in providing this service. The net book value of the domestic pool units that we own totaled $433.3 million, as of December 31, 2014. In 2014 we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. We have been advised by one of the Class I railroads that they intend to terminate their exclusive agreement with us effective in 2016. We are currently in negotiations with this Class I railroad about an alternative non-exclusive agreement with us. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies and railroads that operate standard-size domestic intermodal equipment. A large portion of our domestic units are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length. For the year ended December 31, 2014 approximately 61% of domestic chassis pool revenue was generated under subscription arrangements.

Other revenue

        We also generate certain other revenues, including service revenues earned from maintenance and repair fees charged to our lessees, repositioning fees charged to our pool customers, and management fees for the management of chassis pools regardless of whether the chassis in the pools are owned by us. Other revenue is generated as a complementary service to our three core products. For the year ended December 31, 2014, we generated total other revenues of $36.6 million.

Operations

Equipment tracking and billing

        Over the last decade, we have internally developed a proprietary chassis management software technology called PoolStat®. We primarily use PoolStat® for chassis tracking and billing in our pools, as well as to provide a central operating database that coordinates our chassis leasing activities. The system electronically records the movement and status of each chassis and links that information with data comprising the specific lease terms in order to accurately bill our customers. This system also generates a wide range of management reports containing information on all aspects of our chassis leasing activities. In 2014, we made a decision to implement an ERP solution along with a customized solution for many functional improvements to Poolstat. The project will likely span 18-24 months and will be designed to implement the aforementioned improvements and eliminate inefficiencies in our financial and operational systems as they exist today. We estimate the costs of the project to be $18 million to $20 million and will be managed and governed by the executive management of the Company.

Inventory, depot storage and service centers

        We have a broad operating footprint with 602 marine, 166 domestic and 61 depot locations across North America. We maintain an inventory of chassis and axles in these depots. The chassis inventory is used as a key element in balancing the peaks and valleys in demand for units in our marine and domestic pool operations and supports our chassis remanufacturing process. When demand in a pool starts to rise and puts pressure on the pool supply, units are moved from the depot to the pool operation to ensure our customers do not experience a service problem. Conversely, when demand slows and the pool has more units than are needed, chassis are moved back into the depots for storage and maintenance. This back and forth flow of chassis inventory between our depots and chassis pools is a key part of pool efficiency and a requirement of port terminals and railroad ramps where we operate our pools, and distinguishes our pools from the Co-ops pools, which we believe require collective decision-making by contributors to the pools thereby slowing the ability to right-size the pool. The majority of our depots are strategically located in close proximity to our marine and domestic pool operations to facilitate the regular flow of equipment back and forth between these operations. Our depots are also used as "start/stop" locations in which motor carriers can pick up a chassis through our TRAC Connect program. At our depot facilities, we also perform maintenance and repair work on chassis that are being placed on term lease with our customers. Typically one depot will service the needs of multiple pool operations to ensure operational efficiency. Axles are stored in depots and service centers and are moved to remanufacturing facilities on an as-needed basis.

        During 2013 and 2014, we opened three additional service centers to add to the one already in operation. These service centers are located in Woodbridge, New Jersey; Chicago, Illinois; Los Angeles, California; and Seattle, Washington. We intend to open additional service centers during 2015 in strategic locations. We anticipate that service centers will allow us to, among other things, store our chassis and axles on property that we lease, which we believe will give us better control over certain of our assets and ultimately allow us to save on the storage fees we currently pay to third parties. We will also use these locations to perform maintenance and repair on our chassis instead of paying third parties to perform such maintenance and repair services. We believe that performing such maintenance and repair services ourselves will also result in cost savings.

Maintenance and repair

        The maintenance and repair of chassis is the predominant operating cost in a chassis pool. Although our term and direct finance leases require the lessees to pay for the chassis' maintenance and repair while they are on lease to them, we remain responsible for the cost of repairing ordinary wear and tear when the chassis under term leases are returned to us. In addition, we are responsible for the systematic inspection, repair and maintenance of the chassis in our pool fleet. During 2013 and 2014, we opened three additional service centers to add to the one already in operation. We intend to open additional service centers during 2015 in strategic locations; however, the majority of our maintenance and repair work is still contracted to third-party vendors. As a result, we also periodically conduct pre-and post-repair audits to ensure the work was done completely and to our quality specifications. We employ field staff throughout the United States who provide physical oversight of certain maintenance and repair work. We utilize proprietary handheld computers that record chassis condition and authorize work to be done on an individual unit. These computer captured assessments are then compared to electronic invoices as part of our control process. Our inventory of available chassis ready to be leased or placed in a pool are stored in depots whose primary purpose is the storage and maintenance and repair of intermodal equipment. We have significant relationships with third-party depots throughout the country.

Remanufacturing

        Chassis are long-lived assets, with an economic life of approximately 21 years. Older chassis can generally be remanufactured at the end of their useful life to provide 21 or more additional years of service rather than be replaced by new equipment. Remanufacturing provides a material cash savings compared to the cost of purchasing a new chassis. The remanufacturing process can bring an aged chassis up to a "like new" condition, and customers typically do not differentiate between new and remanufactured chassis. A second cost savings benefit of remanufacturing is being able to reuse the tires and wheels from the old units in our tire recap program. Tires are the largest single cost in chassis maintenance and repair and we lower that cost by reusing and recapping our tires. Also, at times, tire casings are difficult to obtain on the open market. Creating an organic source of tire casings through our remanufacturing process lowers our overall maintenance and repair costs. In addition to the cost savings, an additional benefit is that an older chassis can be remanufactured into any size unit, which provides excellent flexibility to meet demands of different equipment types as the market changes. During 2014, we remanufactured 5,050 end-of-life chassis into 4,800 53' domestic chassis and 250 40' marine chassis.

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

Our customers

        Our customer base includes more than 4,500 companies and is comprised of some of the leading shipping lines, Class I railroads U.S. intermodal transportation companies and motor carriers. Our customer base is diversified with our 10 largest customers accounting for 45% of our total revenue in 2014, with the single largest customer accounting for 6%. In the marine market, we have an extensive history with our shipping line customers, in many cases spanning over 30 years, with strong relationships at senior levels of management. Over the past several years, many of our shipping line customers have decided to transition from providing or managing chassis as part of their ongoing operations. As a result of the transition to what is called "the motor carrier model", as of December 31, 2014, we had over 4,300 motor carriers in varying stages of registration in our TRAC Connect program, which is designed as the interface with our motor carrier customers. In the domestic market, we have exclusive arrangements with five of the seven major Class I railroads that carry freight in the U.S., and long-term chassis pool supply arrangements with many of the largest intermodal logistics companies. However, we have been advised by one of the Class I railroads that they intend to terminate their exclusive agreement with us effective in 2016. We are currently in negotiations with this Class I railroad about an alternative non-exclusive agreement with us. In 2012, one of the world's largest providers of U.S. and international package delivery services entered the domestic intermodal market and became a customer of our domestic pool. We believe that this decision by one of the world's largest transportation companies to access domestic intermodal transportation provides meaningful support for continued growth in the future. We have also begun to focus on penetrating a new customer base, the beneficial cargo owner ("BCO's"). BCO's are the importers of record that takes physical possession of the goods at the destination. Large retail outlets are often BCO's. In the motor carrier model, the shipping line may no longer be responsible for chassis provisioning and certain BCO's will want to assume responsibility for that procurement. TRAC believes that the BCO customer base represents significant growth opportunities and will pursue them as appropriate.

Competition

        In the last thirteen years there has been a consolidation in the chassis leasing business, reducing four major players to three: TRAC Intermodal, FLEXI-VAN and DCLI. We are the largest intermodal chassis solutions provider, measured by total assets, for domestic and international transportation companies in North America. Of the top three lessors, we believe that our share of the U.S. marine chassis market is approximately 44% and we are unaware of any significant competitor in the domestic chassis leasing market. Nonetheless, the chassis leasing industry remains highly competitive, with competition based principally on pricing, product quality and availability, lease flexibility and customer service.

        In addition, sometimes chassis fleets are shared between member contributors that have the responsibility to manage or delegate the management of the operation as part of Co-op pools. The largest example of such a third-party Co-op pool in the United States is Consolidated Chassis Management ("CCM"), which controls approximately 140,000 chassis in Co-op pools across the United States. Another example of such a third-party Co-op is the NACPC, a limited liability company comprised of eleven motor carrier members that combined, currently own or lease on long term basis an estimated 6,000 chassis. We also participate in Co-op pools managed by FLEXI-VAN and DCLI.

        While we believe we have only two significant leasing competitors, we also compete with other domestic leasing companies, intermodal shipping companies (including a logistics company that maintains a proprietary fleet of approximately 64,000 nonstandard specification domestic chassis), banks offering finance leases and promoters of equipment ownership and leasing as an investment as well as with non-intermodal shipping companies, such as motor carriers that provide for the transportation of goods without the use of chassis.

Our chassis suppliers

        Today there are four active manufacturers and remanufacturers of chassis, three in North America (including one in Mexico) and one in China and we have enjoyed long-standing relationships with all of them. A newly manufactured domestic chassis typically cost between $11,000 and $14,000, depending upon specifications and volume discounts; and the price difference between a newly manufactured chassis and a remanufactured chassis is approximately 25%. We primarily utilize the remanufacturing process to recycle our older units, primarily axle sets, and realize the lower cost to generate new units. In the marine chassis market, which experienced a surplus of chassis during the economic downturn, no new chassis have been built since 2007. We do not anticipate that TRAC will order any new chassis in the foreseeable future, although we will refurbish or remanufacture marine chassis if demand conditions require us to do so. In the domestic chassis market, which has no chassis supply surplus, we do anticipate a steady volume of remanufacturing over the next several years as demand increases for domestic chassis. Remanufacturing requires expertise in procurement and logistics as well as the availability of the component parts (axles) required to build the remanufactured unit. We believe that most of our customers do not possess either the expertise or component parts to remanufacture chassis which gives us an advantage in the market.

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

        In 2014, we made a decision to implement an ERP solution along with a customized solution for many functional improvements to Poolstat. The project will likely span 18-24 months and will be designed to implement the aforementioned improvements and eliminate inefficiencies in our financial and operational systems as they exist today. We estimate the costs of the project to be $18 million to $20 million and will be managed and governed by the executive management of the Company.

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

Credit risk

        We have a strong collection history with both top-tier firms and smaller market players throughout economic cycles, which we believe speaks to the essential nature of the chassis in the supply chain. Our credit and collection team consists of highly tenured and experienced staff with strong industry relationships. We maintain detailed customer credit records, and we periodically evaluate maximum exposure limits for each customer. The credit criteria we consider include, but are not limited to, the customer's financial strength, trade route, countries of operation, net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and payment history with us. Over the last 5 years, we have total revenue of approximately $2.2 billion with bad debt amounting to 1.5% of revenue. In our term lease portfolio, only 12 customers have defaulted over the same 5-year period involving 753 chassis or 0.2% of the fleet. Of the chassis on-hire at the time of default, 98% were recovered.

        Over the past three years, our bad debt as a percentage of revenue has risen to 1.9% as a result of a shift in billing from shipping lines to motor carriers. Under the motor carrier model, the motor carrier and not the shipping line is in many cases the party responsible to pay for the use of our chassis. Typically, motor carrier companies are much smaller than shipping line companies and as a result are often a greater credit risk. Although the per diem rates we charge motor carriers are priced to take account of this increased credit risk, defaults by our customers may increase as we continue to transition to the motor carrier model. See "Risk factors—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk."

        We seek to reduce credit risk by maintaining insurance coverage against customer insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. Subject to the policy's deductible and other terms and conditions, the policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover. It also covers a portion of the equipment leasing revenues that we might lose as a result of a customer default (i.e., up to 180 days of lease payments following an occurrence under the policy). Our current policy consists of a primary and excess layer. The primary layer of coverage has a one-year term ending August 1, 2015. The excess layer has a one-year term ending August 1, 2015. The policy provides for coverage of $10.0 million per occurrence with a $0.75 million deductible per occurrence.

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

Employees

        As of December 31, 2014, we employed 540 people, across our operations in North America. We believe that our relations with our employees are very good and employee engagement is high. We are not a party to any collective bargaining agreements.

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

        Demand for leasing our chassis depends largely on the extent of world trade and economic growth, with U.S. consumer demand being the most critical factor affecting such growth. A failure of the U.S. to continue its economic recovery, further delays in economic recovery or a further deterioration of economic conditions in the U.S. and the European Union would result in a reduction in world trade volume and in demand by shipping lines, railroads and motor carriers for leased equipment. Emerging markets, particularly China, have experienced an economic slowdown, which may result in reduced exports and therefore lower demand for leasing our chassis. Such downturns or recessions can negatively affect our operating results because during economic downturns or periods of reduced trade, shipping lines, railroads and motor carriers tend to lease chassis only at reduced rates or lease fewer chassis because, for example, they shift away from intermodal transport toward other forms of transportation for their goods. Thus, if the volume of world trade does not continue to recover or decreases or if the economy of the United States, the European Union or other consumer oriented countries does not continue to recover or slows down, this would adversely affect our utilization rates and per diem rates, which, in turn, would lead to reduced revenue, reduced capital investment, increased operating expenses (such as storage and repositioning) and reduced financial performance. A decline in world trade (including a decrease in exports from China) or a slow-down in the economy of the United States, the European Union or other consumer oriented countries may also adversely affect our customers, which could lead to defaults by our customers and the early termination of their leases. We cannot predict whether, or when, such downturns will occur.

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

  •
  congestion at port or rail terminals that disrupts the shipment of containers that are transported on our chassis;

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

        We incur significant costs in operating our business, including the cost of maintaining and repairing our chassis. Although our term and direct finance lease products generally require the lessees to pay for the chassis' maintenance and repair while they are on lease to them, we remain responsible for the cost of repairing ordinary wear and tear items when the chassis under term leases are returned to us. In addition, we are responsible for the systematic inspection, repair and maintenance of the chassis in our chassis pool fleet. As the number of chassis in our chassis pools increases and our fleet ages, we may experience an increase in maintenance and repair costs. These costs may also increase due to increases in labor rates and in the cost of parts and materials as well as due to changes in labor practices (such as mandatory roadability inspections by union labor at certain terminals). We may also experience increased costs due to our obligation to comply with the laws, rules and regulations governing the operating condition of our chassis, including those of the U.S. Department of

Transportation's ("USDOT") Federal Motor Carrier Safety Administration ("FMCSA"). In addition, our ability to limit our operating costs depends on our effective management of the performance of our maintenance and repair vendors. If we are unable to effectively manage such vendors, or pass any maintenance and repair cost increases along to our customers, our business could be negatively impacted.

Defaults by our customers could adversely affect our business by decreasing our revenues and increasing our storage, collection and recovery expenses, and require us to repay our lenders sooner than anticipated.

        We generate revenues primarily from lease payments by our customers for our chassis. Inherent in the nature of the leases and other rental arrangements we have with our customers is the risk that once a lease or rental arrangement is consummated, we may not receive, or may experience a delay in realizing, all of the compensation and other amounts to be paid in respect of the chassis subject to that lease or rental arrangement, particularly with respect to our motor carrier customers. We have begun to experience small increases in provisions for doubtful accounts as a result of the motor carrier customers' increased credit risk. See "—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk." We attempt to mitigate this risk by requesting that our customers provide us with detailed financial information regarding their operations and, where such information is not provided, by relying on reports from credit agencies and other available credit information and in some cases, by requiring deposits. However, there can be no assurance that they can or will fulfill their obligations under the contracts we enter into with them. Our customers could encounter financial difficulties, or otherwise have difficulty making payments to us when due as a result of any number of factors which may be out of our control and which we may be unable to anticipate. If one or more of our largest customers or a sufficient number of our customers were to default, it could have a material adverse effect on our results of operations. See "—The inability of one or more of our customers to meet their obligations to us or a decrease in customer creditworthiness may adversely affect our business, financial condition and results of operations." Defaults by our customers not only cause us to lose revenues for past services, but also result in increased expenses for storage, collection and recovery of our chassis.

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

        Our top 10 customers accounted for approximately 45%, 52%, and 58% of our total revenues in 2014, 2013 and 2012, respectively. The concentration of customers may impact our overall financial results since these entities may be similarly affected by changes in economic or other conditions. A significant reduction in utilization by one of these customers or the loss of one of our top customers could adversely affect our business, financial condition and results of operations.

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

        In addition, some of the contracts under which we lease our chassis contain early termination provisions. Although early termination fees and costs associated with repairs and repositioning are borne by the lessee and are intended to discourage early terminations, we cannot predict whether the number of leases that our customers terminate early will increase in the future.

We intend to continue to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk.

        Over the past several years, nearly every major shipping line serving the United States has either begun developing a strategy to implement, or has already implemented, a new business model known as the "motor carrier model." Under the motor carrier model, the shipping lines no longer provide chassis to their customers as part of their transportation service, thereby shifting the responsibility for providing chassis to the motor carriers that haul the chassis and containers. We have already transitioned a majority of our shipping line customers to the motor carrier model in various geographic areas across the country. We intend to continue to use this transition as an opportunity to differentiate and grow our business. If we encounter unforeseen expenses, difficulties, complications or delays in connection with the implementation of the motor carrier model, such as motor carriers' deciding to enter into chassis pooling arrangements like the North American Chassis Pool Cooperative (the "NACPC") with other motor carriers, rather than obtaining chassis from us, we may not be able to grow our business as rapidly as anticipated or at all and our results of operations may be adversely affected. See "We operate in a highly competitive and dynamic industry, which may adversely affect our results of operations or our ability to expand our business."

        In addition, under the motor carrier model, the motor carrier and not the shipping line is in many cases the party responsible to pay for the use of our chassis. Typically, motor carrier companies are much smaller than shipping line companies and as a result are often a greater credit risk. Although the per diem rates we charge motor carriers are priced to take account of this increased credit risk, our provision for doubtful accounts has increased from less than 1% of total revenue in 2012 to 2.2% of total revenue in 2014. An increase in doubtful accounts may continue as a result of the transition to the motor carrier model.

        Moreover, under the motor carrier model, the motor carriers are required to indemnify us against claims arising from their use of our chassis. While we require the motor carriers to maintain insurance against such claims, we only require them to maintain $1.0 million of such insurance instead of the $2.0 million we typically require of our shipping line customers. Although we carry insurance that will provide coverage for claims related to the use of our chassis by the motor carriers, our insurance premiums may increase in the future as a result of the lower levels of coverage maintained by the motor carriers and other reasons relating to our transition to the motor carrier model.

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

        We formed a new entity in 2013, TRAC Logistics LLC, d/b/a TRAC Transportation ("TRAC Logistics"), which will broker drayage services on behalf of third parties and with respect to the repositioning of our chassis in certain geographic locations throughout the United States. As TRAC Logistics will be performing certain services that we have not previously performed, there are risks that this business may not be successfully managed and/or that it may encounter unforeseen expenses, difficulties, complications and delays frequently encountered in connection with starting a new business line. If this were to occur, it could impair our growth and require us to provide oversight and dedicate resources to these businesses rather than to other profitable areas.

We also intend to expand our business by establishing various service centers, which may subject us to business and financial risk.

        During 2013 and 2014, we opened three additional service centers to add to the one already in operation. These service centers are located in Woodbridge, New Jersey; Chicago, Illinois; Los Angeles, California; and Seattle, Washington. We intend to open additional service centers during 2015 in strategic locations. We anticipate that service centers will allow us to, among other things, store our chassis and axles on property that we lease which we believe will give us better control over certain of our assets and ultimately allow us to save on the storage fees we currently pay to third parties. We will also use these locations to perform maintenance and repair on our chassis instead of paying third parties to perform such maintenance and repair services. We believe that performing such maintenance and repair services ourselves will also result in cost savings. As we do not have significant experience in operating service centers, there are risks that we may not be able to successfully manage such service centers and/or that we may encounter unforeseen expenses, difficulties, complications and delays frequently encountered in connection with undertaking new initiatives. If this were to occur, we may not realize the cost savings we expect from the operation of the service centers and as a result, our business could be adversely impacted.

        In addition, we will lease the land and buildings necessary to operate our service centers. Such properties are typically located in heavily industrial areas that potentially contain pollutants or other hazardous materials in the soil and/or groundwater. It is also possible that as a result of the activities conducted at the service centers, certain pollutants or other hazardous materials may be released into the soil and/or groundwater. While we maintain pollution insurance that covers certain types of environmental liabilities and the landlords from whom we lease these properties indemnify us, at a minimum, against environmental liabilities that existed prior to our occupying these sites, such insurance and indemnities may not cover, or be sufficient to protect us against, losses from all environmental damage. See "Risk Factors—Environmental liability may adversely affect our business and financial situation."

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

        As of December 31, 2014, we had approximately $1,164.2 million aggregate principal amount of indebtedness outstanding, which represents approximately 61.7% of our total capitalization. Our substantial indebtedness could have important consequences, including:

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

        We may be able to incur substantial additional indebtedness in the future. Although our ABL Facility and our indenture governing the notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. Further, as of December 31, 2014, we have drawn $759.0 million under the ABL Facility.

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

        In addition, the ABL Facility requires us to comply with certain financial covenants, including a minimum fixed charge coverage ratio of 1.00 to 1.00, subject to exceptions and limitations, and a maximum senior secured leverage ratio, which is currently 5.50 to 1.00, and is scheduled to decrease until the maturity date of the ABL Facility. As of December 31, 2014, our fixed charge coverage ratio was 2.15 to 1.00 and our senior secured leverage ratio was 4.30 to 1.00. In the future, there is a risk that we could not be in compliance with our financial covenants.

        Although as of December 31, 2014, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements, a breach of any of these covenants or covenants contained in future agreements could result in a default under the indenture, the ABL Facility or such future agreements, which could have the effect, if not remedied, of causing an event of default. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the applicable lenders or holders of the debt could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the applicable agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

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

        We incurred net losses of $3.0 million, $29.4 million, and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. We cannot make any assurance that we will be profitable in the future. No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and expenses and we may incur net losses from period to period.

If we are unable to secure our customers' confidential and credit card information or other private data relating to our employees, suppliers or the Company, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and adversely affect our results of operations.

        The protection of our customer, employee and Company data is critical to us. We and/or our third-party service providers have procedures and technology in place to safeguard our customers' credit card information, our employees' private data, suppliers' data, and the Company's records and intellectual property.

        Despite taking relevant actions to comply with our procedures and other information security measures, we cannot be certain all our information technology ("IT") systems or those of our third-party service providers are able to prevent, contain or detect any cyber-attacks, cyber- terrorism, or security breaches from known malware or malware that may be developed in the future. As evidenced by other companies who have recently suffered serious security breaches, we and our third-party service providers may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks. If we or our third-party service providers experience a data security breach of any kind, whether external, internal or misuse of sensitive data, it could have the following impacts:

  •
  negative publicity, government enforcement actions, private litigation, penalties or costly response measures, which may not be covered by our insurance policies;

  •
  our reputation within our industry and with our customers may be affected, which could result in our customers discontinuing the use of credit cards with us;

  •
  the expenditure of significant time and costs to protect compromised customers' or employees' personal data and to restore their confidence in us; and

  •
  a disruption of our operations which could require us to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations.

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

        The accelerating trend over the past several years away from term and direct finance lease products toward pools may negatively impact our long-term and direct finance lease products. From 2006 to 2014, chassis in pools as a percentage of our overall fleet has increased from 29% to 80% and our term lease and direct finance lease fleet has declined from 71% to 20% over the same period. If this trend away from term and direct finance lease products toward pools continues, the predictability and stability of lease renewal rates that we have experienced for our term lease and direct finance lease products may be adversely affected. In addition, the continuing transition to the motor carrier model, where the responsibility for providing chassis is shifted from the shipping lines to the motor carriers, may also cause a decrease in our term lease products since we primarily lease our chassis to motor carriers from our chassis pools and not under term leases. See "—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to considerable business and financial risk."

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

        The chassis leasing industry is highly competitive. We compete with other domestic leasing companies, intermodal shipping companies (including a logistics company that maintains a proprietary fleet of approximately 64,000 nonstandard specification domestic chassis), banks offering finance leases and promoters of equipment ownership and leasing as an investment as well as with non-intermodal shipping companies, such as motor carriers, that provide for the transportation of goods without the use of chassis. Some of these competitors have greater financial resources and access to capital than we do. Furthermore, chassis fleets may be shared between member contributors, who have the responsibility to manage or delegate the management of the operation as part of co-operative ("Co-op") chassis pools. For example, the ports in the Los Angeles/Long Beach area (the "LA/LB") have agreed to allow chassis providers to establish and operate a port-wide "pool of pools" involving two existing and independently managed Co-op pools in which users of each Co-op pool will be permitted to use the chassis from the other Co-op pool on a free-flow interchange basis. Ports in other parts of the country are reviewing other alternative chassis pools models, including port-wide Co-op chassis pools or "Market Pools". The introduction of a Market Pools into an area where previously we maintained a neutral chassis pool may likewise have the effect of increasing competition. For example, various stakeholders in the NY/NJ ports area (where we currently operate our largest neutral pool of marine chassis) are seeking an alternative pool structure and we are currently discussing the formation of a Market Pool to replace our neutral pool in the area. If we form a Market Pool, we would give up some control over the management of our chassis to third parties, which may expose us to unforeseen risks if the third parties take actions that are unfavorable to us. Additionally, because we are working more closely with our competitors in connection with the new Market Pools and other chassis pool structures (such as the pool of pools), we may be exposed to antitrust regulatory risk. In addition, if the available supply of chassis were to increase significantly as a result of, among other factors, new companies entering the business of leasing or selling chassis, our competitive position could be adversely affected. For example, the Surface Transportation Board of the Department of Transportation has granted permission for the motor carrier members of the NACPC to pool resources to acquire, lease and share chassis. According to its website, the NACPC currently operates a fleet of more than 6,000 chassis in three cooperative pools managed by Consolidated Chassis Management, LLC. New entrants, such as the NACPC, could put significant downward pressure on lease rates and margins and adversely affect our ability to achieve our growth plans. See "Management's Discussion and Analysis—Operations—Competition."

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

        The chassis leasing industry is also dynamic. To remain competitive, we have incorporated into our business model plans to expand our geographic footprint, establish service centers, participate in the LA/LB pool of pools and participate and manage Market Pools, grow our owned and managed marine chassis fleet, grow our domestic intermodal business, and grow our margin through top-line and strict expense control actions. In addition, we anticipate that we will continue our efforts to transition any remaining shipping line customers to the motor carrier model. There is a risk that we will be unable to successfully implement these business strategies in response to changes in industry trends or that they may prove less profitable than anticipated, either of which could negatively impact our results of operations. See "—We intend to pursue acquisition opportunities, which may subject us to considerable business and financial risk.", "—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk.", "—We also intend to expand our business by establishing various service centers, which may subject us to business and financial risk."

The loss of our exclusive rights to operate our domestic chassis pools at certain railroad ramps nationwide may adversely affect our business.

        In 2014 we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States, allowing us to operate a pool primarily for domestic 53' chassis at many of their railroad ramps for our pool customers. If one or more of these agreements is not renewed or is terminated and we no longer have the exclusive right to operate such pool at the ramps covered by that agreement, our business could be adversely affected. In this regard, we have been advised by one of the Class I railroads that they intend to terminate their exclusive agreement with us effective in 2016. We are currently in negotiations with this Class I railroad about an alternative non-exclusive agreement with us.

U.S., Canadian and/or global economic conditions and uncertainty could adversely affect our business, results of operations and financial condition.

        A failure of the global economy and credit markets to continue their recoveries, delays in their recoveries, or a deterioration of economic conditions in the global economy and credit markets could heighten a number of material risks to our business, cash flows and financial condition, as well as our future prospects. Weakness in, and uncertainty about, global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material adverse effect on the demand for goods and international trade which, in turn, could adversely affect the demand for our chassis. There could also be a number of follow-on effects from these economic developments and negative economic trends to our business, including customer insolvencies, decreased customer confidence in making long-term leasing decisions, decreased customer demand, decreased customer liquidity due to tightening in the credit markets and decreased customer ability to fulfill their payment obligations.

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

        As of December 31, 2014, we had approximately $30.5 million of scheduled debt maturities during 2015. These amounts do not include $72.4 million of other contractual obligations existing as of December 31, 2014 and maturing by December 31, 2015. Although our current projections of cash flows from operations are expected to be sufficient to fund our maturing debt and contractual obligations over the next 12 month period, no assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.

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

        Chassis have a useful economic life of approximately 20 years. At the end of their economic life, chassis can be remanufactured, which we believe can extend the economic life by an additional 20 years at a material cash savings compared to the cash required to purchase a new chassis. As our term leases typically provide for a fixed lease term from 1 to 5 years, and our other chassis leasing arrangements are for shorter terms, our chassis are not leased out for their full economic life and we face risks associated with re-leasing chassis after their initial long term lease at a rate that continues to provide a reasonable economic return. If prevailing chassis lease rates decline significantly between the time a chassis is initially leased out and when its initial long term lease expires, or if overall demand for chassis declines, we may be unable to earn a sufficient lease rate from the re-leasing of chassis when its initial term lease expires. This could materially adversely impact our results and financial performance.

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

        Land in and around many port terminals and railroad ramps is limited, and nearby depot space has become difficult to find and more costly with limited space and fewer depots in the area. In addition, local communities in port areas and railroad yards may impose regulations that prohibit the storage of chassis near their communities, further limiting the availability of storage facilities and increasing storage, repair costs, and transportation charges relating to the use of our chassis. In addition, depots in prime locations may become filled to capacity based on market conditions and may refuse additional redeliveries due to space constraints. Any of these developments could require us to enter into higher cost storage agreements with depot operators in order to accommodate our customers' redelivery requirements and could result in increased costs and expenses for us.

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

        Concerns that a strike would occur at the East and Gulf coast ports arose in connection with the negotiations between the International Longshoremen's Association, AFL-CIO ("ILA") and the United States Maritime Alliance, Ltd. ("USMA") with regard to their Master Contract that expired September 30, 2012. At that time, industry sources reported that some shippers had arranged to divert, or had made plans to divert, cargo from the East and Gulf Coast ports to avoid the impact of any work stoppage, slowdowns or other disruptions that would have occurred if these negotiations had failed. Although the ILA and USMA reached agreement on March 13, 2013 for a comprehensive successor Master Contract, it remains subject to agreements being achieved in a number of local union negotiations, some of which are still ongoing.

        The new Master Contract between the ILA and USMA requires any purchaser of chassis from a shipping line to agree to continue to hire ILA labor to perform maintenance and repair work on such chassis following the sale and until September 30, 2018. In addition, industry sources indicate a parallel provision in the NY/NJ Metro Maintenance Contracts Agreement. Several customers bound by the Master Contract have already required a clause in their agreements with us to use ILA labor to perform maintenance and repair work on chassis. This requirement limits our ability to seek out lower cost maintenance and repair work on the chassis subject to these agreements. When we purchase chassis from a shipping line that is bound by the Master Contract, it could result in our paying higher maintenance and repair costs on the chassis we purchase than we would otherwise pay if non-union labor were used.

        Most recently, uncertainty over the labor situation at the West Coast ports has developed in connection the negotiations between the Pacific Maritime Association ("PMA") and the International Longshore and Warehouse Union ("ILWU") regarding the renewal of the Pacific Coast Longshore Contract (the "PCL Contract"), which expired as of June 30, 2014. While ultimately no strike occurred, in mid-February 2015 the PMA curtailed loading and unloading on nights, weekend and holidays, halting vessel operations over the Presidents' Day weekend and limiting workers' ability to earn premium pay. Tactics such as these, as well as other causes, have resulted in freight backups over the drawn out period of negotiation, especially in Long Beach and Los Angeles, which have caused disruptions to supply chains across the country. According to certain industry sources, the heavy congestion and long delays caused some shippers to divert cargo from these West Coast ports. In the event that cargo has been diverted from West Coast ports that we do service to other ports that we do not, our business and results of operations could be negatively impacted.

        Furthermore, industry sources have reported that the tentative five-year agreement reached by ILWU and PMA provides for a mandatory eight-point roadability inspection program (subject to limited exceptions) for all chassis before they leave any of the West Coast terminals where the ILWU has jurisdiction. If ILWU maintenance and repair vendors are given the right to conduct such an inspection program, our ability to effectively manage these vendors may be limited and, if we are unable to pass any related cost increases along to our customers, our business and results of operations could be negatively impacted.

        Any future strikes by the ILA, ILWU, or any other longshoremen or railroad workers in the United States, Canada or anywhere else that our customers' freight travels, could adversely affect our business and results of operations to the extent such strikes affect the ability of our customers to conduct their operations.

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

        The cost of certain insurance policies may become prohibitively expensive for us and for our lessees, depots and maintenance and repair and repositioning vendors, or such insurance policies may not continue to be available to us or them at all. Also, if the cost of certain other policies increases, we may be forced to pay such increases if the policies are of the type that we are required to maintain under the terms of our financing agreements. For example, in the past the premiums on one of our insurance policies increased with regard to accidents involving those chassis for which we serve as IEP. Those premiums also increased to cover us against claims arising from the motor carriers' use of our chassis under the motor carrier model, in part because we only require the motor carriers to maintain $1.0 million of insurance against such risks, instead of the $2.0 million of such coverage we typically require of our shipping line customers. Certain other types of insurance that we have maintained from time to time, such as insurance to recover our chassis in the event of a default by a lessee, have been particularly susceptible to rate increases and have even been unavailable in the insurance market at times in the past. Not carrying such insurance may increase our exposure to defaults by our customers. In addition, for the past several years, credit insurance, which covers our lessee's non-payment of leases that are owed prior to our declaring a default of the lease, has been difficult to obtain in the insurance market for our fleet and we currently do not maintain this type of insurance coverage.

        Increases in insurance costs, the inadequacy of our and our lessees', depots' and maintenance and repair and repositioning vendors' current policies and our or their inability to renew these insurance policies could each have a material adverse effect on our business, financial condition and results of operation.

Unexpected factors affecting self-insurance claims and reserve estimates could adversely affect the Company.

        Commencing January 1, 2015, we will use a combination of insurance and self-insurance to provide for potential liabilities for employee health care benefits. Management estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability.

        Our liability for health care benefits is capped at $100,000 per covered person and, initially, $6,304,281 in the aggregate for all covered persons pursuant to a stop-loss policy of insurance we obtained from Sun Life Assurance of Canada (the "Sun Life Policy"). The cap on aggregate liability is recalculated under the Sun Life Policy each month, based in part on the number of persons then covered under our medical benefits plan. In the event we pay medical benefits in excess of the then current cap on aggregate liability, the maximum benefit payable to us under the Sun Life Policy is $1,000,000. Although we have minimized our exposure on individual claims, for the benefit of cost savings, we have accepted the risk of an unusual amount of independent multiple material claims arising, which could have a significant impact on our results of operations.

We are party to numerous indemnification agreements and, because many of these indemnities do not limit the potential payment, we could be subject to substantial payments under these agreements.

        In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as an assignment and assumption agreement. These indemnifications might include claims related to tax matters, governmental regulations, and contractual relationships, among others. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. One of the principal types of indemnification for which payment is possible is taxes. The other principal type of indemnity we may agree to is one in favor of certain lenders and chassis pool hosts indemnifying them against certain claims relating to the operation of our chassis, although this type of indemnity generally is covered by insurance or an indemnity in our favor from a third party, such as a lessee or a vendor. We regularly evaluate the probability of having to incur material costs associated with these indemnifications and have concluded that none are probable.

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

        In addition, most of the contracts with our pool customers only require us to provide chassis on an "as available" basis. However, because our chassis are a critical component in our customers' business, if we are unable to supply our pool customers with chassis in the quantity, location and time necessary for their needs, our business could be adversely affected and our reputation could suffer. Our ability to supply our customers with chassis could be constrained by factors beyond our control, including the lack of domestic chassis surplus and the chassis remanufacturing lead time. Furthermore, certain of our customers are requiring us to be accountable for failures to meet their chassis requirements and, in an increasing number of cases, pay them a penalty.

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

        Under the Roadability Regulations, we are considered to be the IEP for our chassis in our pools and for those managed chassis where we contractually agree to act as the IEP. Our lessees are the IEPs for the chassis that are under term and direct finance leases. The number of chassis for which we serve as IEP has increased over the past several years and may continue to increase in the future as we add chassis to our neutral pools and contractually agree to act as IEP over chassis we manage. Since the IEP is responsible for, among other things, establishing the systematic chassis inspection and maintenance and repair program, to the extent the number of chassis for which we serve as the IEP does in fact increase, so may our risk of fines and sanctions. In addition, our status as IEP may increase our exposure to third-party claims.

        We have established administrative and operating controls which we believe meet the requirements of the Roadability Regulations applicable to us as an IEP. However, in connection with two recent audits at two of our chassis pools, the FMCSA has put us on notice of certain violations of the Roadability Regulations. Only one of these violations—the company's failure to inspect intermodal equipment in violation of 49 C.F.R. 369.17(a)—was identified as "critical" by the FMCSA. No fines, penalties or other sanctions have been assessed against the company as a result of this violation, and none are expected at this time. We believe that we have appropriately addressed this and the other violations assessed by the FMCSA in its audits (none of the other violations were identified by the FMCSA as "acute", "critical" or "serious" within the meaning of the Roadability Regulations) and to date, have received no further communication from the FMCSA in connection with either audit. Though no fines or sanctions have been imposed in connection with these audits, we are unable to predict whether future enforcement efforts by the FMCSA will result in the imposition of any significant fines or sanctions, which sanctions could include prohibiting us from leasing chassis from one or more of our chassis pools.

Environmental liability may adversely affect our business and financial situation.

        We are subject to federal, state and local laws and regulations relating to the protection of the environment. We could incur substantial costs, including cleanup costs, fines and third party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with both our current, historical or future chassis leasing operations as well as our current and future service center operations. Moreover, environmental laws are subject to frequent change and have tended to become more stringent over time. As a result, additional environmental laws and regulations may be adopted which could limit our ability to conduct business or increase the cost of our doing business, which may have a materially negative impact on our business, results of operation and financial condition. While we maintain pollution insurance with respect to our chassis leasing operations, and require lessees to indemnify us against certain losses, such insurance and indemnities may not cover, or be sufficient to protect us against, losses arising from environmental damage. Similarly, while we obtain and maintain pollution insurance that covers certain types of environmental liabilities with respect to our service center operations and require the landlords from whom we lease these properties to indemnify us, at a minimum, against environmental liabilities that existed prior to our occupying these sites, such insurance and indemnities may not cover, or be sufficient to protect us against, all losses from environmental damage.

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

        We intend to implement a new ERP system in 2015, which is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records and provide important information to our business team. We may experience periodic or prolonged disruption of our IT infrastructure arising out of the conversion to the new ERP system, general use of such system, periodic upgrades and updates or external factors outside of our control. Any such disruption could adversely affect our ability to complete essential business processes. If we encounter unforeseen problems with regard to our new ERP system, our business, operations and financial condition could be adversely affected.

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

        In addition to the United States, we have also registered certain of our trademarks in Canada and Mexico. However, even in those jurisdictions, competitors may adopt similar trademarks to ours, register domain names that mimic ours or purchase keywords that are confusingly similar to our brand names as terms in Internet search engine advertising programs. These actions by our competitors could impede our ability to build our brand identity and lead to confusion among potential customers of our services.

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

        As an "emerging growth company" under the JOBS Act, we are permitted to, and do, rely on exemptions from certain disclosure requirements. We are an "emerging growth company" until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a "large accelerated filer" as defined under the federal securities laws. For so long as we remain an "emerging growth company", we will not be required to: comply with any requirement that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis);

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

        We may, in the future, enter into transactions with members of management, our shareholders and their respective affiliates. Some of these relationships and transactions may involve inherent, potential or perceived conflicts of interest. In certain instances, the terms of these transactions may be more or less favorable to us than the terms that we would have obtained through arm's length negotiations. See Note 14 "Related Party Transactions" to our Consolidated Financial Statements. The interests of our management, shareholders and their respective affiliates may not always coincide with our interests. As a result, risks in transactions may be taken that adversely affect us, but may enhance the investment of the members of management, our shareholders and their respective affiliates.

        In addition, our parent, Seacastle directly, and the investment funds managed by an affiliate of Fortress, own substantially all of our capital stock, and are therefore able to control our business direction and policies, including acquisitions and consolidation with third parties and the sale of all or substantially all of our assets. If Seacastle or Fortress or any of their officers, directors, employees or affiliates acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty to offer such corporate opportunity to us, our stockholders or our affiliates. Consequently, circumstances may arise in which the interests of Seacastle or Fortress could conflict with our interests and Seacastle, Fortress or their affiliates may pursue transactions that enhance their equity, even though the transaction may not positively affect our business.

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

        As part of our growth plan, we intend to undertake strategic acquisitions and/or joint ventures (including joint ventures established with other chassis providers to manage the chassis contributed by us and them to various Co-op pools). In addition, we believe there are significant opportunities to grow our business through acquisitions of additional chassis and we explore potential growth in the ordinary course of our business, including purchasing marine chassis fleets from shipping lines and investing in new and remanufactured chassis to support organic growth. The acquisitions of additional chassis can vary in number and could exceed actual demand at the time we take delivery or be larger than our historical increase in chassis available for lease. Our ability to realize the anticipated benefits of potential future acquisitions of chassis for lease will depend, in part, on our ability to integrate such chassis with our current business model. The process of acquiring or integrating additional chassis may disrupt our business and may not result in the full benefits expected.

        Reviewing joint ventures or potential acquisition opportunities for additional chassis or businesses may require a meaningful part of management's time and require us to incur legal and other fees as part of our review. Moreover, we may not be successful in identifying joint venture or acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. In addition, tightening of the credit markets may limit our ability to obtain debt financing for acquisitions, and we may be unable to obtain financing by issuing additional debt or equity on terms acceptable to us. If our performance deteriorates prior to engaging in acquisitions, it may limit our ability to obtain debt financings for acquisitions. These or other unanticipated issues may arise in the implementation of our business strategies, and could impair our expansion plan.

        Furthermore, any joint ventures or acquisitions may expose us to risks associated with the new assets or the particular business we are acquiring, including:

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

  •
  exposure to regulatory risks, including potential antitrust risks;

  •
  increasing the scope, geographic diversity and complexity of our operations; and

  •
  failing to retain key personnel, suppliers and customers of the acquired businesses.

        We may not be able to successfully manage additional chassis or acquired businesses or increase our cash flows from these operations. If we are unable to successfully implement our joint venture and acquisition strategy or address the risks associated with joint ventures and acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than on other profitable areas. We anticipate that we may finance acquisitions through cash provided by operating activities, borrowings under our credit facilities and other indebtedness, which would reduce our cash available for other purposes, including the repayment of indebtedness.

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

        Interest rate derivatives involve counterparty credit risk. As of December 31, 2014, we had one interest rate derivative. This derivative is held with a counter party with a credit rating of A3 by Moody's. Although we do not anticipate that this counterparty will fail to meet its obligations, if this counterparty cannot meet its obligations, we will bear the resulting losses. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the counterparty, and/or maintain their current rating. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the counterparty will have on its ability to meet its obligations. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

A new standard for lease accounting is expected to be announced in the future, but we are unable to predict the impact of such a standard at this time.

        In May 2013, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued a revised Exposure Draft subsequent to the August 2010 Exposure Draft. These Exposure Drafts propose substantial changes to existing lease accounting that will affect all lease arrangements. On September 14, 2013, the public comment period concluded and was followed by four round table meetings during October 2013. During 2014 and continuing into 2015, the FASB and the IASB continue their joint re-deliberations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        NONE

ITEM 2.    PROPERTIES

        At December 31, 2014, we are headquartered in a 28,573 square foot office building in Princeton, New Jersey, that we own (subject to a ground lease) and where we employ 208 people. We also lease another building in Princeton where we employ 129 people. Additionally, we lease 22 other small offices in 12 states in the United States where the remainder of our staff is located.

        On August 1, 2014, in order to consolidate our two Princeton locations, we entered into a lease of 82,283 square feet of office space for an initial term of 10 years and nine months in an office building in Princeton, New Jersey. The lease contains two five-year renewal options and contains typical terms for agreements of such duration and size. We also concurrently agreed to sell the 28,573 square foot office building that we own with the closing of the sale to coincide with the availability of the new facility. We intend to move to the new location during the second quarter of 2015 when all renovations are completed.

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

	Year ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Total revenues	$626,988	$515,244	$414,593	$339,344	$280,857
Direct operating expenses	333,135	289,767	214,125	172,075	144,465
Selling, general and administrative expenses	84,346	58,031	46,038	40,942	34,438
Depreciation expense	72,114	71,791	66,052	64,391	60,857
Provision for doubtful accounts	14,007	11,369	4,137	3,954	74
Impairment of leasing equipment	5,855	5,857	6,506	1,544	8,713
Early retirement of leasing equipment	37,766	—	—	—	—
Loss on modification and extinguishment of debt and capital lease obligations	315	904	8,850	733	40
Interest expense	86,837	91,085	75,102	65,835	69,329
Interest income	(61)	(287)	(143)	(633)	(346)
Other (income) expense, net(1)	(925)	(2,074)	(809)	(1,535)	134

Total expenses	633,389	526,443	419,858	347,306	317,704

Loss before (benefit) provision for income taxes	(6,401)	(11,199)	(5,265)	(7,962)	(36,847)
(Benefit) provision for income taxes(2)	(3,445)	18,154	(2,175)	(4,054)	(17,641)

Net Loss	$(2,956)	$(29,353)	$(3,090)	$(3,908)	$(19,206)

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,256	$11,843	$26,556	$29,005	$38,677
Restricted cash	—	—	—	—	6,060
Accounts receivable, net of allowance	135,076	113,138	80,620	57,647	44,686
Net investment in direct finance leases	16,215	25,026	40,729	54,776	65,055
Leasing equipment, net of accumulated depreciation	1,436,909	1,394,088	1,325,383	1,292,660	1,267,791
Total assets	1,886,317	1,841,910	1,768,463	1,708,049	1,697,307
Deferred income taxes, net	102,467	99,331	73,569	76,112	85,498
Total debt and capital lease obligations	1,164,222	1,164,137	1,108,397	976,643	931,788
Total liabilities	1,355,919	1,318,252	1,229,556	1,167,406	1,144,381
Total member's interest	530,398	523,658	538,907	540,643	552,926

	Year ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Consolidated Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$138,549	$66,756	$(8,271)	$32,532	$44,239
Capital expenditures gross(3)	154,375	145,338	103,577	108,226	75,900

	Year ended December 31,
	2014	2013	2012	2011	2010
Selected Fleet Data:
Active fleet(4)	276,038	276,516	269,388	250,268	242,758
Operating Utilization(5)	95.4%	92.3%	92.1%	89.6%	88.7%

(1)
Primarily represents (gain) loss from sale of equipment.

(2)
2013 includes non-cash tax expense of $22,105 related to a $56,120 gain recognized solely for tax purposes related to a distribution of stock in a related company. See Note 9 to our Consolidated Financial Statements.

(3)
Includes equipment purchased with funds provided by capital leases.

(4)
Includes equipment on hire and equipment available for hire.

(5)
Operating Utilization is calculated by dividing the On-Hire fleet by the Active Fleet.

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

        Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of December 31, 2014, we owned, leased-in or managed a fleet of 309,704 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.45 billion.

        We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

  •
  Marine Market segment—primarily serving shipping lines and motor carriers with 20', 40' and 45' foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2014, our active fleet included 198,331 marine chassis.

  •
  Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53' chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2014, our active fleet included 77,707 domestic chassis.

        As of December 31, 2014, approximately 18%, 2%, and 80% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively. As of December 31, 2014, 29% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $188.1 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.

        The table below summarizes our total fleet by type of lease as of December 31, 2014:

	Units		Net book value
Total fleet by lease type	# of units	% of total	$ in millions	% of total	Average age (in years)	% of On-hire fleet
Term lease	46,625	15	$236.0	16	13.4	18
Direct finance lease	4,997	2	16.2	1	11.4	2
Marine chassis pool	146,731	47	622.2	43	14.4	56
Domestic chassis pool	65,000	21	433.3	30	7.7	24

On-hire fleet	263,353	85	1,307.7	90	12.6	100

Available fleet	12,685	4	58.0	4	14.7

Active fleet	276,038	89	1,365.7	94	12.7

Units available for remanufacture	33,666	11	87.5	6

Total fleet	309,704	100	$1,453.2	100

Term lease products

        Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership and bear the risk of re-leasing the asset upon expiration of the lease. Our term lease renewal rate for the year ended December 31, 2014 approximated 66%. During 2014, several of our lessees have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases. If we include these rentals, the renewal rate for the year ended December 31, 2014 would be approximately 88%.

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

Chassis pools

        We operate and maintain domestic and marine chassis pools. Additionally, we are a contributor to several cooperative pools. In a cooperative ("co-op") pool model, several chassis owners contribute chassis into a single pool for users. Contributors must contribute a number of chassis proportionate to that of their customer usage. An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis. Costs of the pool are charged back to the contributors in one of several allocation basis, either by total number of chassis contributed or by number of chassis actually used. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Because substantially all our major customers have regular shipments requiring chassis, many commit to subscription levels for minimum chassis usage to ensure sufficient chassis supply. As of December 31, 2014, 20% of chassis pool revenue was generated by such minimum usage arrangements.

Marine chassis pools

        We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and the Pacific Southwest using marine 20', 40' and 45' chassis. As of December 31, 2014, we owned 134,535 units and managed 12,196 units owned and contributed by steamship lines for a total of 146,731 units. The net book value of our owned marine pool units amounted to $622.2 million as of December 31, 2014. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one to three years in length. For the year ended December 31, 2014, approximately 4% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

        We also operate pools for domestic 53' chassis at railroad ramps throughout the United States. As of December 31, 2014, we had 65,000 units, including 8,698 that we lease-in, engaged in providing this service. The net book value of the domestic pool units that we own totaled $433.3 million, as of December 31, 2014. In 2014 we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. We have been advised by one of the Class I railroads that they intend to terminate their exclusive agreement with us effective in 2016. We are currently in negotiations with this Class I railroad about an alternative non-exclusive agreement with us. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies and railroads that operate standard-size domestic intermodal equipment. A large portion of our domestic units are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length. For the year ended December 31, 2014, approximately 61% of domestic chassis pool revenue was generated under subscription arrangements.

Other revenue

        Other revenue is derived from three primary sources: maintenance and repair service revenue, repositioning revenue and management services revenue.

Primary operating performance metrics

        Revenue growth for our business is driven by the size of our fleet, utilization of our equipment and average lease rates. We plan to grow our fleet by investing in new, used and remanufactured chassis. Our utilization rates are determined by the percentage of our total fleet that is on-hire, excluding chassis awaiting the remanufacture process. Typically, pooled chassis are in use by a customer between 70% and 90% of the time depending upon seasonality. However, to the extent our equipment is either assigned to chassis pools or managed by a third party, the equipment is considered fully utilized since it is not available for us to lease regardless of whether all of the units are generating income. The increase in utilization rates is, in part, due to the fact that as we grow our pools and allocate more chassis to pools, such assets are considered fully utilized and, therefore, increase our utilization rate. As of December 31, 2014 and 2013, our utilization rates were 95.4% and 92.3%, respectively.

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

Operating costs

        Our operating costs generally consist of direct operating costs, selling, general and administrative costs, capital costs associated with our equipment (depreciation and interest expense) as well as other costs. Direct operating expenses are primarily related to costs incurred in relation to leasing equipment that is not being leased to a third-party and for equipment in the Company's chassis pools. These expenses primarily consist of costs to repair and maintain the equipment, to store the equipment when it is not on lease, to reposition the equipment for pick-up by a customer, and equipment rental related costs to meet customer demand. . Some of these costs are charged back to our lessees including the handling fees and a portion of the maintenance and repair expenses. Our selling, general and administrative expenses reflect the cost of our personnel, including our senior management, sales, operations, finance and accounting staff as well as our information technology infrastructure.

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

        Among the impairment indicators noted above, we view the impact of a potential downturn in the global economy as having the most significant impact and volatility on our leasing asset valuation estimates. While we have experienced volatility in our impairment associated with shrinkage and decisions to no longer support certain types of chassis in recent years, we believe we have the appropriate controls and influence over these matters and do not view them as being of a high risk nature in the future. When indicators of impairment suggest that the carrying value of our leasing assets may not be recoverable, we determine whether the impairment recognition criteria have been met by evaluating whether the carrying value of the leasing assets taken as a whole exceeds the related undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. The preparation of the related undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, and the residual value expected to be realized upon disposition of the assets, estimated downtime between re-leasing events and the amount of re-leasing costs. While we believe the estimates and assumptions used in developing our undiscounted future cash flows of our leasing equipment are reasonable, if a significant unfavorable change were to occur affecting the underlying assumptions of such future events or circumstances, a material adverse impact to our consolidated results and financial position could result.

Goodwill

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC, goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such review is subjective and relies upon the collective insight and experience of the senior management team. Management has determined that there are two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance has been assigned to these two reporting units using a relative fair value allocation approach. As of December 31, 2014, there was no impairment of goodwill for either segment.

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

Provision for doubtful accounts

        Beginning in 2011 and continuing through 2014, certain of our shipping line customers migrated away from providing chassis as an integral part of their transportation-related services. As a result, we are providing a greater number of chassis directly to motor carriers who represent a higher credit risk than our traditional customer base that generally consists of larger companies with greater liquidity and resources. Notwithstanding this change, our methodology for assessing the adequacy of the provision for doubtful accounts has not changed significantly.

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

        Income taxes have been provided based upon the tax laws and rates in countries in which our operations are conducted and income is earned. Our chassis leasing business is domiciled in the United States and, therefore, income is subject to United States taxation. The provision for income taxes recorded relates to the income earned by certain of our subsidiaries, which are located in or have earned income in jurisdictions that impose income taxes, primarily in the United States. We are also subject to income tax in Canada and Mexico. See Note 9 to our Consolidated Financial Statements.

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

Recently adopted and recently issued accounting standards

Pending Adoption

        In August 2014, the FASB issued authoritative guidance on accounting for Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The amendments in this Update provide guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. U.S. auditing standards and federal securities law require that an auditor evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date of the financial statements being audited. Because of the lack of guidance in U.S. GAAP and the differing views about when there is substantial doubt about an entity's ability to continue as a going concern, there is diversity in whether, when, and how an entity discloses the relevant conditions and events in its footnotes. These amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

        In June 2014, the FASB issued authoritative guidance on accounting for Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments in this Update are effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has evaluated this standard and determined there will be no material impact on its Consolidated Financial Statements upon adoption.

        In May 2014, FASB issued authoritative guidance on accounting for Revenue from Contracts with Customers (Topic 606): ("ASU 2014-09"). This update supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

        In April 2014, the FASB issued authoritative guidance on accounting for Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). The amendments in this Update change the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted. The Company is evaluating the impact the revised guidance will have on its Consolidated Financial Statements.

        No other new accounting pronouncements issued or effective during 2014 had or are expected to have a material impact on the Company's Consolidated Financial Statements.

2014 versus 2013

        Comparison of our consolidated results for the year ended December 31, 2014 to the year ended December 31, 2013

	Year ended December 31,		Variance
	2014	2013	$ change	% change
Revenues:
Equipment leasing revenue	$588,287	$472,571	$115,716	24
Finance revenue	2,111	3,254	(1,143)	(35)
Other revenue	36,590	39,419	(2,829)	(7)

Total revenues	$626,988	$515,244	$111,744	22

Expenses:
Direct operating expenses	333,135	289,767	43,368	15
Selling, general and administrative expenses	84,346	58,031	26,315	45
Depreciation expense	72,114	71,791	323	—
Provision for doubtful accounts	14,007	11,369	2,638	23
Impairment of leasing equipment	5,855	5,857	(2)	—
Early retirement of leasing equipment	37,766	—	37,766	**
Loss on modification and extinguishment of debt and capital lease obligations	315	904	(589)	(65)
Interest expense	86,837	91,085	(4,248)	(5)
Interest income	(61)	(287)	226	(79)
Other income, net	(925)	(2,074)	1,149	(55)

Total expenses	633,389	526,443	106,946	20

Loss before (benefit) provision for income taxes	(6,401)	(11,199)	4,798	(43)
(Benefit) provision for income taxes	(3,445)	18,154	21,599	**

Net loss	$(2,956)	$(29,353)	$26,397	(90)

Adjusted net income(1)	$35,510	$9,798	$25,712	**

Adjusted EBITDA(1)	$200,932	$162,964	$37,968	23

**
Not meaningful

(1)
For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see "Non-GAAP Measures".

Revenues

        Total Company revenue was $627.0 million for the year ended December 31, 2014 compared to $515.2 million for the year ended December 31, 2013, an increase of $111.8 million or 22%.

        Equipment leasing revenue was $588.3 million for the year ended December 31, 2014 compared to $472.6 million for the year ended December 31, 2013, an increase of $115.7 million or 24%. This increase was primarily the result of a 20% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $99.3 million, and an increase in the average on-hire fleet of approximately 8,500 chassis, or 3%, which led to an increase in equipment leasing revenue of $16.4 million.

        The increase in average per diem rates is primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services. We have also benefited from negotiated rate increases to shipping line, railroad and intermodal logistics customers. The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company's purchase of 17,934 chassis from our shipping line customers during 2014 as well as a shift of 12,812 term lease units into our pools over the same period. Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

        Finance revenue was $2.1 million for the year ended December 31, 2014 compared to $3.2 million for the year ended December 31, 2013, a decrease of $1.1 million or 34%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $11.0 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

        Other revenue was $36.6 million for the year ended December 31, 2014 compared to $39.4 million for the year ended December 31, 2013, a decrease of $2.8 million or 7%.This decrease was primarily attributable to the absence of $2.9 million in fees earned for arranging the sale of managed containers to a third party in 2013, a $2.0 million reduction in term lease termination fees and a $0.6 million reduction in fees earned for management services. These decreases were partially offset by an increase in billings to pool customers for the repositioning of equipment of $1.9 million and higher scrap metal proceeds in connection with the disposal of end-of-life chassis of $0.8 million.

Marine Market segment

        Total Marine Market segment revenue was $441.2 million for the year ended December 31, 2014 compared to $345.2 million for the year ended December 31, 2013, an increase of $96.0 million or 28%.

	Year Ended December 31,
Key Operating Statistics	2014	2013	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$380,491	$273,391	$107,100	39
Average Total Fleet	141,463	120,079	21,384	18
Average Daily Revenue per Chassis	$7.37	$6.24	$1.13	18
Term Lease Statistics
Per Diem Revenue	$38,767	$45,782	$(7,015)	(15)
Average Total Fleet	37,836	50,890	(13,054)	(26)
Average Daily Revenue per Chassis	$2.81	$2.46	$0.35	14

        Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

        Average Total Fleet is based upon the total fleet at each month end.

        Equipment leasing revenue was $419.3 million for the year ended December 31, 2014 compared to $319.2 million for the year ended December 31, 2013, an increase of $100.1 million or 31%. Marine pool per diem revenues increased $107.1 million or 39% due to an 18% increase in the average number of chassis in our marine pools and an 18% increase in the average per diem rate. The increased number of chassis in our marine pools is due to the Company's purchase of 17,934 chassis from our shipping line customers during 2014 as well as a shift of 12,812 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model. The increase in the average per diem rates in the marine pools is primarily due to a favorable mix of higher per diem rates billed to motor carriers and negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 51% of total marine pool per diem revenue for the year ended December 31, 2014 from 44% for the year ended December 31, 2013. Marine term lease revenues decreased $7.0 million or 15% due to a 26% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool. This decrease was partially offset by a 14% increase in the average per diem rate.

        Finance revenue was $2.1 million for the year ended December 31, 2014 compared to $3.2 million for the year ended December 31, 2013, a decrease of $1.1 million or 34%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $11.0 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

        Other revenue was $19.8 million for the year ended December 31, 2014 compared to $22.8 million during the year ended December 31, 2013, a decrease of $3.0 million or 13%. This decrease was primarily attributable to a $1.8 million reduction in term lease termination fees and a $0.5 million reduction in fees earned for management services. In addition, a decrease in repair billings to customers for damage incurred while the chassis was on lease of $0.4 million and reduced billings to pool customers for the repositioning of equipment of $0.2 million were also contributing factors to the overall decrease.

Domestic Market segment

        Total Domestic Market segment revenue was $178.6 million for the year ended December 31, 2014 compared to $160.2 million for the year ended December 31, 2013, an increase of $18.4 million or 11%.

	Year Ended December 31,
Key Operating Statistics	2014		2013	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$151,716		$135,171	$16,545	12
Average Total Fleet	61,483		59,903	1,580	3
Average Daily Revenue per Chassis	$6.76		$6.18	$0.58	9
Term Lease Statistics
Per Diem Revenue	$17,313		$18,227	$(914)	(5)
Average Total Fleet	12,528		13,947	(1,419)	(10)
Average Daily Revenue per Chassis (*excluding early termination revenue)	$3.54	*	$3.58	$(0.04)	(1)

        Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

        Average Total Fleet is based upon the total fleet at each month end.

        Equipment leasing revenue was $169.0 million for the year ended December 31, 2014 compared to $153.4 million for the year ended December 31, 2013, an increase of $15.6 million or 10%. Domestic pool revenues increased $16.5 million or 12% due to a 9% increase in the average per diem rates and a 3% increase in the average number of chassis in our domestic pools. The increase in the average per diem rates in the domestic pool was due to higher utilization of our fleet along with negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic term lease revenues decreased $0.9 million or 5%. This decrease was primarily attributable to a 10% decrease in the average number of chassis on-hire resulting from the sale of domestic chassis by the Company which were on an expiring term lease, partially offset by the recognition of early termination revenue during the current year period.

        Other revenue was $9.6 million for the year ended December 31, 2014 compared to $6.8 million for the year ended December 31, 2013, an increase of $2.8 million or 41%. This increase was primarily attributable to increases in billings to rebalance our pools of $2.9 million.

Direct operating expenses

        Total Company direct operating expenses were $333.1 million for the year ended December 31, 2014 compared to $289.8 million for the year ended December 31, 2013, an increase of $43.3 million or 15%. Maintenance and repair expenses increased $37.4 million or 18%, which was primarily due to a 13% increase in the average number of chassis operating in marine and domestic chassis pools. In addition, we experienced a 5% increase in the average cost per repair, partially offset by a lower frequency of repairs in our marine neutral pools and our domestic pool during the year ended December 31, 2014 versus the comparable period of 2013. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $2.5 million and an increase in pool operational expense of $2.8 million. Other direct operating expenses such as chassis usage fees, licensing expense and storage costs contributed to the remaining increase of $0.6 million.

Marine Market segment

        Direct operating expenses for the Marine Market segment were $252.7 million for the year ended December 31, 2014 compared to $206.6 million for the year ended December 31, 2013, reflecting an increase of $46.1 million or 22%. Maintenance and repair expenses increased $39.7 million or 27%, primarily due to an 18% increase in the average number of chassis operating in our marine pools. In addition, we experienced an 8% increase in the average cost per repair, partially offset by a lower frequency of repairs in our marine neutral pools during the year ended December 31, 2014 versus the comparable period of 2013. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expense of $2.7 million and an increase in pool operational expense of $2.8 million. Other direct operating expenses such as chassis usage fees, licensing expense and storage costs contributed to the remaining increase of $0.9 million.

Domestic Market segment

        Direct operating expenses for the Domestic Market segment were $61.8 million for the year ended December 31, 2014 compared to $67.1 million for the year ended December 31, 2013, reflecting a decrease of $5.3 million or 8%. Maintenance and repair expenses decreased $5.9 million or 12%. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the year ended December 31, 2014 versus the comparable period of 2013. This decrease is partially offset by an increase in chassis usage fees $0.8 million. Additionally, there was a decrease of $0.2 million in other direct operating expenses.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Year Ended Dec 31, 2014	Year Ended Dec 31, 2013	Variance	Year Ended Dec 31, 2014	Year Ended Dec 31, 2013	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$441,201	$345,163	$96,038	$127,779	$96,731	$31,048
Domestic Market segment	178,644	160,250	18,394	99,313	79,410	19,903

Total Reportable segments	$619,845	$505,413	$114,432	$227,092	$176,141	$50,951
Other	7,143	9,831	(2,688)	(26,160)	(13,177)	(12,983)

Total Company	$626,988	$515,244	$111,744	$200,932	$162,964	$37,968

Principal collections on direct finance leases				(4,622)	(5,706)
Non-cash share-based compensation				(810)	(1,181)
Depreciation expense				(72,114)	(71,791)
Impairment of leasing equipment				(5,855)	(5,857)
Early retirement of leasing equipment				(37,766)	—
Loss on modification and extinguishment of debt and capital lease obligations				(315)	(904)
Interest expense				(86,837)	(91,085)
Other income				925	2,074
Interest income				61	287

Loss before (benefit) provision for income taxes				(6,401)	(11,199)

(Benefit) provision for income taxes				(3,445)	18,154

Net loss				$(2,956)	$(29,353)

Selling, general and administrative expenses

        Selling, general and administrative expenses were $84.3 million for the year ended December 31, 2014 compared to $58.0 million for the year ended December 31, 2013, an increase of $26.3 million or 45%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of the industry shift to the motor carrier model, higher incentive-based compensation driven primarily by Company performance and consulting fees in support of information technology, operational and human resource initiatives.

Depreciation expense

        Depreciation expense was $72.1 million for the year ended December 31, 2014 compared to $71.8 million for the year ended December 31, 2013, an increase of $0.3 million. This increase was primarily due to incremental depreciation expense resulting from chassis acquired since January 1, 2014, as well as incremental depreciation expense taken on the Company's existing headquarters in Princeton, New Jersey resulting from a sale agreement entered into on August 1, 2014. At the same time, the Company has entered into a lease agreement to house its future headquarters, also in Princeton, New Jersey, currently estimated for occupancy during the second quarter of 2015. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool. These increases are partially offset by reductions in depreciation expense resulting from the change in the estimated useful life of 53' domestic chassis from 17.5 years to 20 years effective April 1, 2014. Also contributing to the decrease in depreciation expense was the early retirement of certain marine chassis as of April 1, 2014. Retiring such chassis eliminated the need to depreciate them subsequently.

Provision for doubtful accounts

        The provision for doubtful accounts was $14.0 million for the year ended December 31, 2014 compared to $11.4 million for the year ended December 31, 2013, an increase of $2.6 million. The increase was primarily attributable to a more diversified customer base which includes a larger population of motor carriers as shipping lines continue to migrate to the motor carrier model. As a result, we are providing a greater number of chassis directly to motor carriers, thereby increasing credit risk.

Impairment of leasing equipment

        We recorded impairment charges on leasing equipment of $5.9 million for each of the years ended December 31, 2014 and 2013. Although the total impairment charge was $5.9 million in both years, the components varied. During 2014, we experienced a reduction in the number of end-of-life chassis impaired as compared to 2013. We also experienced an increase in 2014 over 2013 in write-downs associated with chassis and axle sets determined to be unsuitable for the remanufacturing program.

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

Loss on modification and extinguishment of debt and capital lease obligations

        The loss on modification and extinguishment of debt and capital lease obligations was $0.3 million for year ended December 31, 2014 compared to $0.9 million for the year ended December 31, 2013, a decrease of $0.6 million. This decrease was primarily due to the exercise of early purchase options on three capital leases during the year ended December 31, 2013. In accordance with such exercise, we recognized a $0.8 million loss on the extinguishment of debt related to contractual premiums paid and the write-off of previously capitalized costs. Conversely, during 2014, we exercised the early purchase option on one capital lease and recognized a $0.2 million loss on the extinguishment of debt related to contractual premiums paid and the write-off of previously capitalized costs.

Interest expense

        Interest expense was $86.8 million for the year ended December 31, 2014 compared to $91.1 million for the year ended December 31, 2013, a decrease of $4.3 million or 5%. The non-cash interest portion of this decrease (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) amounted to $1.1 million, while the cash interest portion resulted in a decrease amounting to $3.2 million. The decrease in non-cash interest expense was primarily due to a $1.7 million decrease in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements, partially offset by a $0.6 million increase in the amortization of deferred financing fees. The decrease in cash interest expense for the year ended December 31, 2014 was primarily due to a reduction in the weighted-average interest rate from 5.60% during 2013 to 5.26% during 2014, which accounted for a $4.0 million decrease in cash interest expense. The decrease in the weighted-average interest rate was due to an amendment to the ABL Facility whereby the interest rate on the ABL Facility was decreased to LIBOR plus 2.25% from LIBOR plus 2.75%. Partially offsetting this decrease was a $14.6 million increase in the average balance of debt outstanding during 2014 which yielded incremental cash interest expense of $0.8 million. The increase in the average debt outstanding was primarily due to additional borrowings to support the growth of our chassis pool operation and related fleet.

Other income, net

        Other income, net for year ended December 31, 2014 was $0.9 million compared to $2.1 million for the year ended December 31, 2013, a decrease of $1.2 million. The decrease was primarily due to the $1.1 million gain associated with the disposition of domestic containers during the prior year period and the reversal of a residual value liability related to the sale of managed domestic containers recorded during the prior year period. These decreases were partially offset by the gain on sale associated with domestic chassis on an expiring term lease which was recorded during the current year period.

(Benefit) provision for income taxes

        The effective income tax rates for the years ended December 31, 2014 and 2013 were 54% and (162%), respectively. The effective tax rate was adversely impacted by Canadian and Mexican tax provisions of $0.2 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively. In addition, for the year ended December 31, 2014 the effective tax rate was adversely impacted by a $0.4 million increase in an uncertain state tax position and for the year ended December 31, 2013 the effective tax rate was adversely impacted by a $56.1 million gain recognized from the distribution of stock in a related company. The gain created net taxable income in 2013 which was fully offset for regular tax purposes with NOLs. Excluding the tax related to the $56.1 million gain, the effective tax rate for 2013 would have been (35%).

Net loss

        Net loss was $3.0 million for the year ended December 31, 2014 compared to a net loss of $29.4 million for the year ended December 31, 2013. The decrease in the net loss was attributable to the items noted above.

Adjusted Net Income

        Adjusted net income was $35.5 million for the year ended December 31, 2014 compared to $9.8 million for the year ended December 31, 2013, an increase of $25.7 million. In addition to the $26.4 million decrease in net loss noted above, 2014 had lower loss on termination and modification of derivative instruments of $1.0 million, lower non-cash share-based compensation of $0.2 million, lower loss on modification and extinguishment of debt and capital lease obligations of $0.4 million and lower non-cash tax expense of $22.1 million related to a 2013 one-time $56.1 million gain recognized from the distribution of stock in a related company. These were offset by a charge in 2014 for early retirement of leasing equipment of $22.7 million and higher non-cash interest expense of $0.3 million. See "Non-GAAP Measures" for the discussion of adjusted net income and its reconciliation to net loss.

Adjusted EBITDA

        Adjusted EBITDA was $200.9 million for the year ended December 31, 2014 compared to $163.0 million for the year ended December 31, 2013, an increase of $37.9 million or 23%. In addition to the $26.1 million decrease in net loss noted above, the year ended December 31, 2014 included a decrease in the tax provision of $21.6 million, lower interest expense of $4.2 million, lower loss on modification and extinguishment of debt and capital lease obligations of $0.6 million, lower non-cash share based compensation of $0.4 million and lower collections on investments in direct financing leases of $1.1 million. These were offset by higher depreciation expense of $0.3 million, a charge in 2014 for early retirement of leasing equipment of $37.8 million and $1.3 million of other; consisting of higher other income, net and interest income.

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

        Equipment leasing revenue for all product offerings was $472.6 million for the year ended December 31, 2013 compared to $373.1 million for the year ended December 31, 2012, an increase of $99.5 million or 27%. This increase was primarily the result of a 13% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $53.5 million, and an increase in the average on-hire fleet of approximately 27,500 chassis, or 13%, which led to an increase in equipment leasing revenue of $46.0 million.

        The increase in average per diem rates is primarily due to a product mix shift away from term leasing to pool arrangements where the per diem rates are significantly higher and our ability to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services, in addition to negotiated rate increases to shipping line, railroad and intermodal logistics customers. The increase in the average on-hire fleet was primarily due to growth in both the marine and domestic pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company's purchase of 21,305 chassis from our shipping line customers during 2013 as well as a shift of 26,055 term lease units into our pools and an increase in the number of managed units. Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

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

        Equipment leasing revenue was $319.2 million for the year ended December 31, 2013 compared to $234.3 million for the year ended December 31, 2012, an increase of $84.9 million or 36%. Marine pool per diem revenues increased $109.0 million or 66% due to a 72% increase in the average number of chassis in our marine pools partially offset by a 3% decrease in the average daily per diem rate. The increased number of chassis in our marine pools is due to the Company's purchase of 21,305 chassis from our shipping line customers during 2013 as well as a shift of 26,055 term lease units from our term lease product toward our pools and an increase in the number of managed units as our shipping line customers transition to the motor carrier model during that same period of time. The decrease in the average per diem rates in marine pools is primarily due to the dilutive effect of a significant number of newly introduced chassis added to our marine pools during 2013 without a proportional increase in billable usage, partially offset by a favorable mix of higher per diem rates charged to motor carriers and negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 44% of total marine pool revenue at December 31, 2013 from 30% at December 31, 2012. Marine term lease revenues decreased $24.1 million or 34% due to a 34% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool.

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

        Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections and billings to lessees for maintenance and repair, and billings to lessees for repositioning and co-op management fees. Cash flow provided by (used in) operating activities was $138.5 million, $66.8 million and ($8.3) million for the years ended December 31, 2014, 2013 and 2012. In 2012, we paid $90.4 million to terminate our positions in derivative instruments. Excluding this payments for 2012 and including principal collections on direct finance leases of $4.6 million, $5.7 million and $7.8 million for 2014, 2013 and 2012, respectively, we would have generated $143.1 million, $72.5 million and $89.9 million of cash flows for the years ended December 31, 2014, 2013 and 2012, respectively, which management believes are helpful measures for investors, as indicators of our ability to grow the business and service debt.

        Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were $1,164.2 million as of December 31, 2014, $1,164.1 million as of December 31, 2013 and $1,108.4 million as of December 31, 2012. As of December 31, 2014, we had the ability to draw $491.0 million under our ABL Facility. No other amounts are available to draw under other secured or unsecured borrowings. As of December 31, 2014, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements. We believe that we will be able to continue to maintain compliance with all applicable covenants for the next 12 months.

        As of December 31, 2014, we have approximately $30.5 million of scheduled debt amortization throughout 2015. This amount does not include $57.5 million of interest payments, $6.9 million of asset purchase commitments and $8.0 million of operating lease commitments existing as of December 31, 2014 maturing by December 31, 2015. We expect that cash flows from operations and principal collections on direct finance leases will be sufficient to meet our liquidity needs for 2015, funding maturing debt and satisfying our contractual obligations. However, we may need to borrow funds to finance the purchases of new and used assets or to remanufacture assets to expand the business. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated. See "Risk factors—Our inability to service our debt obligations or to obtain additional financing as needed would have a material adverse effect on our business, financial condition and results of operations."

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

Liquidity needs for acquisition of new chassis

        We expect to invest substantial funds to acquire new, used and remanufactured chassis, although there can be no assurances as to the timing and amount of such acquisitions. During 2014, a total of $149.4 million was invested of which $111.6 million was used to acquire and refurbish marine chassis and $37.8 million was used to remanufacture domestic chassis. As of December 31, 2014 an additional $6.9 million was committed to the acquisition and refurbishment of equipment. In 2013, $141.1 million was invested to acquire both marine and domestic chassis. Of this amount, we acquired $102.8 million of shipping line chassis as part of our strategy to convert shipping lines to the motor carrier model, in addition to $38.3 million for the acquisition and refurbishment of domestic pool chassis to support organic growth in the domestic pool market.

        We intend to continue funding asset purchases during 2015 through cash flows from operations, collections of principal on direct finance leases, and borrowings under secured and unsecured debt securities and lines of credit. However, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors detailed above in "Risk factors," could limit our ability to raise funds and further the growth of our business.

Cash flow

        Cash flow information for the years ended December 31, 2014, 2013 and 2012.

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Net cash provided by (used in) operating activities	$138,549	$66,756	$(8,271)
Net cash used in investing activities	(141,488)	(132,566)	(93,052)
Net cash (used in) provided by financing activities	(4,306)	51,696	98,764
Effect of changes in exchange rates on cash and cash equivalents	(342)	(599)	110

Net decrease in cash and cash equivalents	$(7,587)	$(14,713)	$(2,449)

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

        Net cash provided by operating activities was $138.5 million for the year ended December 31, 2014, compared to $66.8 million for the year ended December 31, 2013, an increase of $71.7 million. The increase was primarily the result of increased profitability on higher leasing equipment revenue $38.0 million, lower cash paid for interest of $4.3 million and higher cash provided by working capital of $28.7 million. The increase in cash from working capital was driven by increases in revenue and cash collected compared to prior year as well as timing of payments to vendors.

        Net cash used in investing activities was $141.5 million for the year ended December 31, 2014 compared to $132.6 million for the year ended December 31, 2013, a $8.9 million increase in cash used. The increase was primarily driven by a $9.0 million increase in capital spending during 2014.

        Net cash used in financing activities was $4.3 million for the year ended December 31, 2014 compared to net cash provided by financing activities of $51.7 million for the year ended December 31, 2013, a $56.0 million decrease. The decrease in cash for 2014 is primarily attributed to lower net borrowing of $55.0 million and higher debt issuance costs of $0.9 million.

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

		Maturity in years
(Dollars in thousands)	Total as of December 31, 2014	Less than 1 year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$759,000	$—	$—	$759,000	$—	$—	$—
TRAC 2019 Senior Secured Notes	300,000	—	—	—	—	300,000	—
Loan payable to CIMC	16,950	2,435	2,548	2,666	2,790	2,919	3,592
Capital lease obligations	88,272	28,111	36,920	9,975	11,888	501	877
Lease equipment purchase commitments	6,874	6,874	—	—	—	—	—
Interest payments	227,020	57,462	56,273	47,475	33,725	31,926	159
Operating leases	35,978	8,015	4,458	2,981	3,237	2,690	14,597

Total	$1,434,094	$102,897	$100,199	$822,097	$51,640	$338,036	$19,225

        Our contractual obligations consist of principal and interest payments related to the ABL Facility, the notes, chassis purchase commitments and operating lease payments for our chassis and office facilities. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments. For more information, see "—Description of other indebtedness."

Covenants

        Under the indenture governing the notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of December 31, 2014, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.

Commitments

Chassis purchase commitments

        Our chassis purchase commitments are primarily related to commitments to refurbish chassis in 2015. As of December 31, 2014, we had commitments totaling $6.9 million.

Operating leases

        We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2025. The aggregate minimum rental commitment under our material leases was $36.0 million as of December 31, 2014.

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

        On December 20, 2012, we entered into an agreement with the lenders to amend the ABL Facility and increase the revolving commitment by $120 million, increasing the total facility's commitment from $725 million to $845 million. During 2013, the ABL Facility was further amended to increase the revolving commitment by an additional $105 million bringing the total commitment by lenders to $950 million. In connection with these amendments, we paid $2.0 million in upfront fees. These fees are classified as deferred financing fees and are being amortized into interest expense over the remaining term of the ABL Facility.

        On April 15, 2014, we entered into an agreement with the lenders to amend the ABL Facility. The interest rate on the ABL Facility was decreased to LIBOR plus 2.25% from LIBOR plus 2.75%.

Additionally, the borrowing capacity under the ABL Facility was increased by $80.0 million bringing the total commitment by lenders to $1,030.0 million. Fees paid in connection with the increase were $1.9 million and are being amortized over the remaining life of the loan.

        During November and December, 2014, we further increased our borrowing capacity under the ABL Facility by $146.0 million and $74.0 million, respectively bringing the total commitment by lenders to $1,250.0 million. Fees paid in connection with these increases were $1.1 million and are being amortized into interest expense over the remaining term of the ABL Facility.

        The amount outstanding under this facility was $759.0 million and $713.0 million at December 31, 2014 and 2013, respectively. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2014 and 2013 and for the period from August 9, 2012 to December 31, 2012 was 3.60%, 4.03% and 4.14%, respectively. At December 31, 2014, $491.0 million additional borrowing capacity was available under this facility.

Senior Secured 11% Notes

        On August 9, 2012, TRAC along with TRAC Intermodal Corp., sold $300,000 aggregate principal amount of 11.0% Senior Secured Notes (the "Notes"). The Notes mature on August 15, 2019, with interest payable semi-annually beginning on February 15, 2013. The Notes are secured on a second-priority lien basis. Collateral generally consists of cash, owned chassis, accounts receivable, and investment property of the guarantors including, with limitations, the equity of the non-guarantors. The Company may redeem some or all of the Notes at any time on or after August 15, 2015 at the redemption prices set forth in the Notes plus accrued and unpaid interest, if any, to the redemption date. At any time prior to August 15, 2015, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount of the Notes to be redeemed plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem up to 35% of the aggregate principal amount of the Notes at any time on or prior to August 15, 2015 using net proceeds from certain equity offerings, subject to the satisfaction of certain conditions set forth in the Notes. If the Company experiences certain kinds of changes in control, the Company must offer to purchase the Notes at a price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the redemption date. Holders of the Notes will have the option to redeem their Notes for 101.0% of principal upon a change of control as defined by the Notes and upon the Company's collateral or non-collateral asset sales as defined in the Notes, at a redemption price of 100.0%.

        Concurrent with the offering of the Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the Securities and Exchange Commission (the "SEC") to offer exchange notes with terms substantially identical in all material respects to the original notes issued within 365 days of closing. The exchange offer commenced on June 6, 2013 and expired on July 5, 2013. Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date, $300,000 aggregate principal amount of the Notes were validly tendered for exchange, representing 100% of the principal amount of the outstanding Notes.

        The amount outstanding under this facility was $300,000 at December 31, 2014 and 2013. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2014, 2013 and the period from August 9, 2012 to December 31, 2012 was 11.52%, 11.51% and 11.22%, respectively.

Deutsche Bank Swap

        On January 10, 2013, we entered into an interest rate swap transaction with Deutsche Bank AG. The agreement effectively converts $300.0 million of variable rate debt based upon LIBOR into a fixed rate instrument. We receive one-month LIBOR with interest payable at a rate of 0.756% on the notional amount. At December 31, 2014, one-month LIBOR was 0.171%. The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

Loans payable to CIMC

        During 2010, we contracted for the remanufacture and financing of 3,135 chassis with CIMC Vehicles Group Ltd. and CIMC Transportation Equipment, Inc. (collectively, "CIMC"). CIMC has agreed to finance 90% of the acquisition cost of these remanufactured chassis. This equipment was delivered in eight tranches as manufacturing was completed over various delivery dates from October 11, 2010 to June 30, 2011 and eight corresponding financing agreements have been signed. The term of each agreement is 120 months commencing on the acceptance date of the equipment. Amounts outstanding under these agreements bear an interest rate equal to LIBOR plus a margin and payments are made quarterly. Upon registration, CIMC is listed as the first lien holder on all certificates of title to the equipment. At December 31, 2014 and 2013, $17.0 million and $19.3 million were outstanding under these agreements, respectively. The weighted-average interest rates for the years ended December 31, 2014, 2013 and 2012 were 4.53%, 4.56% and 4.73%, respectively.

Capital lease obligations

        At December 31, 2014 and 2013, the total capital lease obligations outstanding associated with leasing equipment were $88.3 million and $131.9 million, respectively. The capital lease obligations mature in varying amounts from 2014 through 2021 and have stated rates ranging from 3.53% to 7.07%. The weighted-average interest rates for the years ended December 31, 2014, 2013 and 2012 were 4.96%, 5.10%, and 5.21%, respectively.

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

        We define adjusted net (loss) income as net (loss) income before non-cash interest expense related to deferred financing fees, non-cash share-based compensation, loss on modification and extinguishment of debt and capital lease obligations, terminations, modification, and fair value adjustments of derivative instruments and other non-routine, non-cash items as determined by management. We use adjusted net (loss) income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net (loss) income provides us with a measure of financial performance of the business based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results. Adjusted net (loss) income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

        The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to adjusted net income:

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Net loss	$(2,956)	$(29,353)	$(3,090)
Non-cash interest expense, net of tax	4,208	3,856	2,687
Non-cash share-based compensation, net of tax	486	709	1,059
Loss on modification and extinguishment of debt and capital lease obligations, net of tax	189	543	5,310
Loss on termination and modification of derivative instruments, net of tax	10,974	11,987	6,611
Fair value adjustment for derivative instruments, net of tax	(51)	(49)	32
Non-cash tax expense—gain on related company stock distribution	—	22,105	—
Early retirement of leasing equipment, net of tax	22,660	—	—

Adjusted net income	$35,510	$9,798	$12,609

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

        We define Adjusted EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, early retirement of leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income, non-cash share-based compensation and principal collections on direct finance leases.

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

        The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Net loss	$(2,956)	$(29,353)	$(3,090)
Income tax	(3,445)	18,154	(2,175)
Interest expense	86,837	91,085	75,102
Depreciation expense	72,114	71,791	66,052
Impairment of assets and leasing equipment	5,855	5,857	6,506
Early retirement of leasing equipment	37,766	—	—
Loss on modification and extinguishment of debt and capital lease obligations	315	904	8,850
Interest income	(61)	(287)	(143)
Other (income) expense, net	(925)	(2,074)	(809)
Non-cash share-based compensation	810	1,181	1,765
Principal collections on direct finance leases	4,622	5,706	7,836

Adjusted EBITDA	$200,932	$162,964	$159,894

        The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company's cash generation, to Adjusted EBITDA:

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Cash flows from operating activities to Adjusted EBITDA reconciliation:
Net cash provided by (used in) operations	$138,549	$66,756	$(8,271)
Depreciation and amortization	(72,365)	(72,026)	(66,471)
Provision for doubtful accounts	(14,007)	(11,369)	(4,137)
Amortization of deferred financing fees	(6,763)	(6,183)	(4,001)
Derivative loss reclassified into earnings	(18,290)	(19,978)	(11,018)
Ineffective portion of cash flow hedges	84	82	(53)
Payments to terminate derivative instruments	—	—	90,370
Loss on modification and extinguishment of debt and capital lease obligations	(315)	(904)	(8,850)
Non-cash share-based compensation	(810)	(1,181)	(1,765)
Other, net	928	1,340	217
Impairment of leasing equipment	(5,855)	(5,857)	(6,506)
Early retirement of leasing equipment	(37,766)	—	—
Changes in assets and liabilities:
Accounts receivable	35,264	43,888	27,110
Other assets	1,013	36	(848)
Accounts payable	(2,689)	(1,822)	(1,546)
Accrued expenses and other liabilities	(24,285)	(4,055)	(12,349)
Deferred income taxes, net	4,351	(18,080)	5,028
Benefit for income taxes	(3,445)	18,154	(2,175)
Interest expense	86,837	91,085	75,102
Depreciation expense	72,114	71,791	66,052
Impairment of assets and leasing equipment	5,855	5,857	6,506
Early retirement of leasing equipment	37,766	—	—
Loss on modification and extinguishment of debt and capital lease obligations	315	904	8,850
Interest income	(61)	(287)	(143)
Other income, net	(925)	(2,074)	(809)
Non-cash share-based compensation	810	1,181	1,765
Principal collections on direct finance leases	4,622	5,706	7,836

Adjusted EBITDA	$200,932	$162,964	$159,894

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

        Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2014, would have had the effect of raising net income approximately $0.01 million. An average 10% strengthening of the U.S. dollar, for the same period would have the effect of reducing operating income approximately $0.01 million. This calculation is not indicative of our actual experience in foreign currency transactions. This analysis does not take into account changes in demand patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Interest rate risk

        We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into an interest rate swap agreement to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations. Based on the debt obligation payable as of December 31, 2014, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase (decrease) by $1.2 million on an annual basis in the event interest rates were to increase (decrease) by 10%.

        Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $1.2 million as of December 31, 2014. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

        We seek to reduce credit risk by maintaining insurance coverage against customer default or insolvency and related equipment losses. We maintain contingent physical damage, recovery and loss of revenue insurance, which provides coverage in the event of a customer's insolvency, bankruptcy or default giving rise to our demand for return of all of our equipment. Subject to the policy's $0.75 million deductible and other terms and conditions, the policy covers the cost of recovering our equipment from the customer, including repositioning cost, damage to the equipment and the value of equipment which could not be located or was uneconomical to recover.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2014. Based on such evaluation, the CEO and CFO have concluded that, as of December 31, 2014, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework). Management concluded that, as of December 31, 2014, internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on these criteria. This annual report does not include an attestation report of the Company's registered public accounting firm since an attestation report is not required for non-accelerated filers or emerging growth companies as established by rules of the SEC.

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

Executive Officers, Managers and Directors

Name	Age	Interpool Inc.	TRAC
Keith Lovetro	59	Chief Executive Officer	Chief Executive Officer
		President	President
		Director	Manager
Chris Annese	51	Chief Financial Officer	Chief Financial Officer,
		Executive Vice President	Executive Vice President
		Director	Manager
Gregg Carpene	52	Chief Legal Officer	General Counsel
		Senior Vice President	Vice President
		Secretary	Secretary
		Director	Manager
Val Noel	53	Senior Vice President,	N/A
		Chief Operating Officer
Alan Messing	61	Senior Vice President	N/A
		Chief Commercial Officer

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

        Chris Annese.    Chris Annese joined Seacastle at its inception in June 2007 and has served as Chief Financial Officer and a director of TRAC since 2008. Effective January 1, 2015, Chris was also promoted to Executive Vice President. Chris has over twenty years of experience in finance. Prior to joining Seacastle, he spent 10 years at Cendant Corporation (now Wyndham Worldwide), a provider of business and consumer services within the real estate and travel industries. Chris served in various financial roles including mergers and acquisitions, integration and, for his last 4 years, as Chief Financial Officer of Resort Condominiums International, LLC, known as RCI, a broker of timeshare trades, a $1.0 billion worldwide subsidiary of Wyndham Worldwide. He graduated with a BA in Accounting from Pace University.

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

Code of Ethics

        The Company has adopted the Code of Business Conduct and Ethics (the "Code") that applies to its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. The Code is posted in the Investors section of the Company's website at www.tracintermodal.com. The information contained on or connected to the Company's website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

ITEM 11.    EXECUTIVE COMPENSATION

        This section provides information, in tabular and narrative formats, regarding the amounts of compensation paid to each of our named executive officers and related information.

Summary compensation table

        As an "emerging growth company", we have opted to comply with the executive compensation rules applicable to "smaller reporting companies," as such term is defined under the Securities Act which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year (our "Named Executive Officers"). The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to each of our Named Executive Officers during the years ended December 31, 2014 and 2013:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Keith Lovetro,	2014	$407,000	—	—	—	$785,994	$39,832	$1,232,826
President and Chief	2013	$400,000	—	—	—	$103,125	$39,532	$542,657
Executive Officer
Chris Annese,	2014	$290,463	—	—	—	$514,539	$34,432	$839,434
Senior Vice President	2013	$285,000	—	—	—	$73,031	$34,132	$392,163
Chief Financial Officer
Val Noel,	2014	$275,000	—	—	—	$488,985	$34,432	$798,417
Senior Vice President	2013	$39,663	—	$381,500	—	$100,000	$3,139	$524,302
Chief Operating Officer(1)

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

(3)
The amounts reported in the Non-Equity Incentive Plan Compensation column represent bonuses that were earned and payable to our Named Executive Officers in respect of 2014 and 2013. See "—Annual Incentive Plan" below for more information.

(4)
The amounts reported in the All Other Compensation column consists of employer matching contributions to the Interpool 401(k) Plan, car allowance, long-term disability insurance premiums and life and health insurance premiums paid by Interpool for each Named Executive Officer.

Narrative disclosure to the summary compensation table

        The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in 2014, as determined pursuant to the Securities Act rules and provides a dollar amount for total compensation. Descriptions of the material terms of each Named Executive Officer's employment and related information is provided below under "—Employment Arrangements."

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

        Interpool does not sponsor a formal severance plan for its Named Executive Officers. However, it has a practice of providing certain senior executives with certain severance benefits in the event of an involuntary termination of employment by Interpool without cause. Pursuant to this practice, in the event of such a termination, in exchange for the execution of a valid release of any claims against the Company, each of our Named Executive Officers would be entitled to: (a) a severance payment equal to 12 months of base salary, payable in monthly installments; (b) an amount in cash equal to the annual incentive paid in respect of the most recently completed fiscal year prior to the termination date, multiplied by a fraction, the numerator of which is the number of calendar days that the Named Executive Officer was employed by the company during the year in which the termination of employment occurred and the denominator of which is 365, payable on or around the time that current employees of the Company receive their bonuses pursuant to the Annual Incentive Plan and (c) all compensation accrued but not paid as of the termination date.

  Employment arrangements

        Interpool is not party to any employment agreements with its Named Executive Officers. Each Named Executive Officer's employment is at will, and subject to the terms and conditions set forth in the management shareholder agreement as further described below in "—Additional Equity Arrangements," and in an employment offer letter, in the case of Mr. Lovetro and Mr. Noel. At the start of each fiscal year, Interpool communicates to the Named Executive Officer his annual salary and incentive compensation bonus target for the year.

        Mr. Lovetro.    Mr. Lovetro's employment offer letter, dated June 10, 2010, provides for an annual base salary of $375,000 and participation in Interpool's medical benefit plans, group life insurance, 401(k) plan and vacation entitlement. The employment offer letter also provided for a one-time guaranteed performance bonus in the amount of $100,000 for 2011. Since this time, Mr. Lovetro's salary, bonus target and benefits have been adjusted commensurate with his position, as reflected in the "Summary Compensation Table" above.

        In addition, in fulfillment of the terms of his employment offer letter regarding certain equity incentive compensation, Mr. Lovetro received a grant of 102,250 restricted shares of SCT Chassis common stock on June 1, 2012, subject to equal vesting in four parts on June 1, 2012 and each January 1 of 2013, 2014 and 2015. This grant is reflected in the "Outstanding Equity Awards at End of 2014" table below and is subject to the terms and conditions of the management shareholders agreement, as described in "—Additional Equity Arrangements."

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

        Additionally, Mr. Annese received a grant of 40,430 restricted shares of SCT Chassis common stock on June 1, 2012, subject to equal vesting in four parts on June 1, 2012 and each January 1 of 2013, 2014 and 2015. This grant is reflected in the "Outstanding Equity Awards at End of 2014" table below and is subject to the terms and conditions of the management shareholders agreement, as described in "—Additional Equity Arrangements."

        Mr. Noel.    Mr. Noel's employment offer letter, dated October 21, 2013, provides for an annual base salary of $275,000 and participation in Interpool's medical benefit plans, group life insurance, 401(k) plan and vacation entitlement. The employment offer letter also provided for a guaranteed performance bonus in the amount of $100,000 for 2013 and $137,500 for 2014. The guaranteed 2014 incentive amount was paid in two equal installments on March 31, 2014 and October 31, 2014.

        In addition, in fulfillment of the terms of his employment offer letter regarding certain equity incentive compensation, Mr. Noel received a grant of 50,000 restricted shares of SCT Chassis common stock on December 1, 2013, subject to equal vesting in four parts on January 1, 2014 and each January 1 of 2015, 2016 and 2017. This grant is reflected in the "Outstanding Equity Awards at End of 2014" table below and is subject to the terms and conditions of the management shareholders agreement, as described in "—Additional Equity Arrangements."

  Annual Incentive Plan

        Interpool sponsors an Annual Incentive Plan pursuant to which its' Named Executive Officers, and each other eligible employee of Interpool, may receive cash bonuses based on company-wide and individual performance measures. The goal of this Plan is to reward the Named Executive Officers and other employees by providing further compensation based on the achievement of goals that Interpool believes correlate closely with its strategic objectives.

        Mr. Lovetro had a target annual incentive of 110% of his 2014 base salary and Mr. Annese and Mr. Noel had a target annual incentive of 100% of their 2014 base salary. Performance under the plan is based on company financial performance, which comprises 75% of the target bonus and individual performance, which comprises the remaining 25% of the target bonus.

        Interpool's company financial performance goal Adjusted Earnings Before Tax ("Adjusted EBT") is calculated by taking total Earnings Before Tax and adding back certain non-cash items such as but not limited to non-cash interest expense, gains and losses on modification and extinguishment of debt and capital lease obligations, non-cash share-based compensation and other non-routine non-cash amounts as determined by management. The following table describes the maximum, target, and threshold levels of Adjusted EBT performance established for 2014, and the corresponding level at which the company factor of the annual incentive bonus available upon achievement of this goal.

Achievement Level	2014 Performance	Payout of Company Financial Performance Factor
Maximum	125% of target	200%
Target	100% of target	100%*
Threshold	75% of target	50%

*
In 2015, upon achieving 100% of target, Mr. Lovetro's company financial performance factor payout will be 120% and Mr. Annese's company financial performance factor payout will be 110%.

        For 2014, our company financial performance target was an Adjusted EBT of $43.5 million. Since we exceeded the maximum achievement level of Adjusted EBT, a 200% company financial performance bonus will be paid to our Named Executive Officers.

        Achievement of the individual performance factor was determined separately for each Named Executive Officer based on an evaluation of his performance during the period with respect to specific metrics established for each individual. Achievement of these metrics is determined by Mr. Lovetro, with respect to Mr. Annese and Mr. Noel, and by the board of directors of SCT Chassis, with respect to Mr. Lovetro. For 2014, Mr. Lovetro's individual performance goals related to business strategy and execution, operating expenses and technology strategy and execution. Mr. Annese's individual performance goals related to continued improvements in invoice accuracy and billing efficiency, reduction in day's sales outstanding, expense control and data quality. Mr. Noel's individual performance goals related to expense control, operational efficiency, vendor audit programs and service levels.

        Mr. Lovetro, Mr. Annese and Mr. Noel each met or exceeded their individual performance goals. This performance combined with exceeding the company financial performance threshold, resulted in Annual Incentive Plan payments to each of Mr. Lovetro, Mr. Annese and Mr. Noel at approximately 177% of target.

  Additional Equity Arrangements

        Each of our Named Executive Officers received an award of restricted shares of the common stock of SCT Chassis which is subject to the terms of a management shareholder agreement. See "Outstanding Equity Awards at end of 2014" below for disclosure of these awards.

        Pursuant to the terms of the management shareholder agreements, each of our Named Executive Officers will also be entitled to receive additional grants of restricted shares of common stock of SCT Chassis, determined as a percentage of the Named Executive Officer's initial grant of restricted shares, in the event that Interpool meets certain established performance targets, as follows, provided that he is still employed at such time:

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

  •
  If Interpool achieves certain levels of pre-tax earnings, adjusted as defined in the Management Shareholder Agreements, during any fiscal quarter between January 1, 2012 and December 31, 2014, each Named Executive Officer will be entitled to receive an additional grant of restricted shares of common stock of SCT Chassis equal to 50% of his initial grant, one-quarter of which shall vest on each of the first four anniversaries of the grant date (such pre-tax earnings were not achieved and therefore there was no additional grant of restricted shares);

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

        In addition, each Named Executive Officer will be entitled to receive awards in respect of any event described above that occurs within six months following the involuntary termination (without cause) of his employment by Interpool.

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

Outstanding Equity Awards at End of 2014

        The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2014. All equity awards made to our Named Executive Officers consist of restricted shares of common stock of SCT Chassis.

	Stock Awards
(a) Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Keith Lovetro	25,562	(1)	$283,227
Chris Annese	10,107	(2)	$111,986
Val Noel	37,500	(3)	$415,500

(1)
The remaining 25,562 shares will vest on January 1, 2015.

(2)
The remaining 10,107 shares will vest on January 1, 2015.

(3)
12,500 shares will vest on each of January 1, 2015, 2016 and 2017.

DIRECTOR COMPENSATION

        In 2014 we did not pay any compensation, reimburse any expense of, or make any equity awards or non-equity awards to, members of our board of directors for their service as directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

        The following table sets forth information regarding the beneficial ownership of the common stock of Seacastle (the "Common Stock") as of December 31, 2014 for each person or group who is known by us to beneficially own more than 5% of the outstanding shares of Common Stock. None of our executive officers or directors owns any of the Common Stock. The following table is based on 109,459,492 shares of Common Stock outstanding as of December 31, 2014.

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

(3)
Fortress Fund III Funds represent Fortress Investment Fund III L.P., Fortress Investment Fund III (Fund B) L.P., Fortress Investment Fund III (Fund C) L.P., Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) L.P., Fortress Investment Fund III (Coinvestment Fund A) L.P., Fortress Investment Fund III (Coinvestment Fund B) L.P., Fortress Investment Fund III (Coinvestment Fund C) L.P., and Fortress Investment Fund III (Coinvestment Fund D) L.P.. Fortress Fund IV Funds represent Fortress Investment Fund IV (Fund A) L.P., Fortress Investment Fund IV (Fund B) L.P., Fortress Investment Fund IV (Fund C) L.P., Fortress Investment Fund IV (Fund D) L.P., Fortress Investment Fund IV (Fund E) L.P., Fortress Investment Fund IV (Fund F) L.P. and Fortress Investment Fund IV (Fund G) L.P. Fortress Fund IV Coinvest Funds represent Fortress Investment Fund IV (Coinvestment Fund A) L.P., Fortress Investment Fund IV (Coinvestment Fund B) L.P., Fortress Investment Fund IV (Coinvestment Fund C) L.P., Fortress Investment Fund IV (Coinvestment Fund D) L.P., Fortress Investment Fund IV (Coinvestment Fund F) L.P. and Fortress Investment Fund IV (Coinvestment Fund G) L.P. Fortress Fund III GP LLC is the general partner of each of the Fortress Fund III Funds and each of the Fortress Fund III Coinvest Funds. The sole managing member of Fortress Fund III GP LLC is Fortress Investment Fund GP (Holdings) LLC. The sole managing member of

  Fortress Investment Fund GP (Holdings) LLC is Fortress Operating Entity I LP ("FOE I LP"). Fortress Fund IV GP L.P. is the general partner of each of the Fortress Fund IV Funds and each of the Fortress Fund IV Coinvest Funds. The general partner of Fortress Fund IV GP L.P. is Fortress Fund IV GP Holdings Ltd. The sole managing member of Fortress Fund IV GP Holdings Ltd. is FOE I LP. FIG Corp. is the general partner of FOE I LP, and FIG Corp. is wholly owned by Fortress. As of December 31, 2014, Wesley R. Edens owned 14.51% of Fortress. By virtue of his ownership interest in Fortress and certain of its affiliates, as well as his role in advising certain investment funds, Wesley R. Edens may be deemed to be the natural person that has sole voting and investment control over the shares beneficially owned by Seacastle. Mr. Edens disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

          Seacastle owns Interpool indirectly through various subsidiaries. Interpool is wholly owned by TRAC, which is wholly owned by TRAC Intermodal Holding Corp., which is wholly owned by SCT Chassis, Inc. ("SCT Chassis"), which is owned by Seacastle and certain members of our management.

          The following table sets forth information regarding the beneficial ownership of the common stock of SCT Chassis as of December 31, 2014, for each person or group who is known by us to beneficially own more than 5% of the outstanding shares of the common stock of SCT Chassis, each of our directors and executive officers and for all of our directors and executive officers as a group. The following table is based on 69,044,081 shares of common stock of SCT Chassis outstanding as of December 31, 2014.

Name and address of beneficial owner(1)	Number of shares of common stock of SCT Chassis beneficially owned	Percent owned
5% Interest Holders
Seacastle	68,451,574	99.14%
Directors and Executive Officers
Keith Lovetro	48,563	*
Chris Annese	45,987	*
Gregg Carpene	38,222	*
Val Noel	9,125	*
Alan Messing	29,597	*
All directors and executive officers as a group (5 persons)	171,494	*
Other stockholders as a group(2)	421,013	*

*
Percentage is less than 1% of the total number of outstanding shares of common stock.

(1)
The address for Seacastle and for each of the directors and executive officers is c/o Interpool, Inc., 211 College Road East, Princeton, New Jersey 08540.

(2)
Includes 322,594 shares of common stock of SCT Chassis held by Interpool.

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

	Year ended December 31,
(dollars in thousands)	2014	2013	2012
Fees charged to related parties:
Management fees	$259	$435	$505
Total revenue	1,766	1,028	664
Share-based compensation	13	42	32
Insurance allocation	93	89	89
Charges incurred from related parties:
Facility fees	258	270	290

Net fees charged:	$1,873	$1,324	$1,000

        In addition to the above, during 2013, we received a one-time stock distribution in a related company that resulted in a tax gain of $56.1 million without producing a corresponding book gain. We recorded a non-cash tax provision related to this gain of $22.1 million. The recognized tax gain was fully offset by net operating loss carryforwards.

        For a brief description of our related party transactions, please see Note 14 "Related Party Transactions" to our Consolidated Financial Statements.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees and Services

        The following table sets forth the aggregate fees billed to the Company by Ernst & Young LLP for professional services rendered for the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
Audit Fees(1)	$1,040,250	$980,000
Tax Fees(2)	42,304	12,420
All Other Fees(3)	1,995	1,995

Total Fees	$1,084,549	$994,415

(1)
"Audit Fees" include audit fees for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and the filing of our S-4 registration statement in 2013.

(2)
"Tax Fees" include tax compliance, assistance with tax audits, tax advice and tax planning

(3)
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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

        (A) 1.    Consolidated Financial Statements

        The following financial statements are included pursuant to Item 8 of this report:

        (A) 2.    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2014, 2013 and 2012	F-53

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
10.4
Incremental Facility Amendment, dated as of January 24, 2013, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.4 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 as filed with the SEC on March 18, 2013).
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
10.6
Incremental Facility Amendment, dated as of June 3, 2013, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.6 to TRAC Intermodal LLC's Annual Report on Form 10-K filed with the SEC on March 25, 2014).
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

Exhibit Number	Description
10.8	Incremental Facility Amendment, dated as of April 15, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on April 18, 2014).
10.9
Amendment No. 2, dated as of April 15, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on April 18, 2014).
10.10
Incremental Facility Amendment, dated as of November 25, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on November 26, 2014).
10.11
Incremental Facility Amendment, dated as of December 10, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on December 12, 2014).
10.12
Agreement of Lease, dated as of August 1, 2014, by and between ML 7 College Road, LLC as Landlord, and Interpool, Inc. d/b/a TRAC Intermodal as Tenant (incorporated by reference to Exhibit 10.03 to TRAC Intermodal LLC's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).
10.13
Management Shareholder Agreement, dated June 1, 2012, between Interpool Inc., Seacastle Inc., SCT Chassis Inc., and Keith Lovetro (incorporated by reference to Exhibit 10.6 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.14
Management Shareholder Agreement, dated June 1, 2012, between Interpool Inc., Seacastle Inc., SCT Chassis Inc., and David Serxner (incorporated by reference to Exhibit 10.7 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).)
10.15
Management Shareholder Agreement, dated June 1, 2012, between Interpool Inc., Seacastle Inc., SCT Chassis Inc., and Christopher Annese (incorporated by reference to Exhibit 10.8 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.16
Management Shareholder Agreement, dated December 1, 2013, between Interpool Inc., Seacastle Inc., SCT Chassis Inc., and Val Noel (incorporated by reference to Exhibit 10.11 to TRAC Intermodal LLC's Annual Report on Form 10-K filed with the SEC on March 25, 2014).

Exhibit Number	Description
10.17	General Release dated as of August 26, 2013 by and among Interpool Inc., Seacastle Inc., SCT Chassis Inc., and David Serxner (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on October 8, 2013).
10.18	Amendment to Management Shareholder Agreement, dated as of January 1, 2015, between Interpool Inc., Seacastle Inc., SCT Chassis Inc., and Christopher Annese.
21.1	List of subsidiaries of TRAC Intermodal LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: March 24, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KEITH LOVETRO Keith Lovetro Date: March 24, 2015	Chief Executive Officer (Principal Executive Officer) and Manager of the registrant
/s/ CHRIS ANNESE Chris Annese Date: March 24, 2015	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Manager of the registrant
/s/ GREGG CARPENE Gregg Carpene Date: March 24, 2015	General Counsel and Manager of the registrant

INDEX TO FINANCIAL STATEMENTS

TRAC Intermodal LLC and Subsidiaries

Years Ended December 31, 2014, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
TRAC Intermodal LLC

        We have audited the accompanying consolidated balance sheets of TRAC Intermodal LLC and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), member's interest and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRAC Intermodal LLC and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 24, 2015

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

At December 31, 2014 and 2013

(Dollars in Thousands)

	December 31
	2014	2013
Assets
Cash and cash equivalents	$4,256	$11,843
Accounts receivable, net of allowances of $19,030 and $12,475, respectively	135,076	113,138
Net investment in direct finance leases	16,215	25,026
Leasing equipment, net of accumulated depreciation of $400,408 and $365,429, respectively	1,436,909	1,394,088
Goodwill	251,907	251,907
Other assets	41,954	45,908

Total assets	$1,886,317	$1,841,910

Liabilities and member's interest
Accounts payable	$14,781	$12,092
Accrued expenses and other liabilities	74,449	42,692
Deferred income taxes, net	102,467	99,331
Debt and capital lease obligations:
Due within one year	30,546	34,029
Due after one year	1,133,676	1,130,108

Total debt and capital lease obligations	1,164,222	1,164,137

Total liabilities	1,355,919	1,318,252

Commitments and contingencies (Note 8)	—	—
Member's interest:
Member's interest	559,015	562,006
Accumulated other comprehensive loss	(28,617)	(38,348)

Total member's interest	530,398	523,658

Total liabilities and member's interest	$1,886,317	$1,841,910

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	Year ended December 31
	2014	2013	2012
Revenues:
Equipment leasing revenue	$588,287	$472,571	$373,060
Finance revenue	2,111	3,254	5,116
Other revenue	36,590	39,419	36,417

Total revenues	626,988	515,244	414,593

Expenses:
Direct operating expenses	333,135	289,767	214,125
Selling, general and administrative expenses	84,346	58,031	46,038
Depreciation expense	72,114	71,791	66,052
Provision for doubtful accounts	14,007	11,369	4,137
Impairment of leasing equipment	5,855	5,857	6,506
Early retirement of leasing equipment	37,766	—	—
Loss on modification and extinguishment of debt and capital lease obligations	315	904	8,850
Interest expense	86,837	91,085	75,102
Interest income	(61)	(287)	(143)
Other income, net	(925)	(2,074)	(809)

Total expenses	633,389	526,443	419,858

Loss before (benefit) provision for income taxes	(6,401)	(11,199)	(5,265)
(Benefit) provision for income taxes	(3,445)	18,154	(2,175)

Net loss	$(2,956)	$(29,353)	$(3,090)

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	December 31
	2014	2013	2012
Net loss	$(2,956)	$(29,353)	$(3,090)
Unrealized (loss) gain on derivative instruments, net of tax of $585 , $(1,313) and $4,462, respectively	(899)	2,020	(6,772)
Derivative loss reclassified into earnings, net of tax of $(7,265), $(7,774) and $(4,757), respectively	11,025	12,204	6,261
Foreign currency translation (loss) gain, net of tax of $364 , $398 and $(195), respectively	(395)	(596)	158

Total other comprehensive income (loss), net of tax	9,731	13,628	(353)

Total comprehensive income (loss)	$6,775	$(15,725)	$(3,443)

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Member's Interest

For the Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	Member's Interest	Accumulated Other Comprehensive Loss	Total Member's Interest
Balance, December 31, 2011	$592,266	$(51,623)	$540,643
Capital contribution from member	3,616	—	3,616
Investment in indirect parent	(3,616)	—	(3,616)
Repurchase of shares from employees	(307)	—	(307)
Share exchange	217	—	217
Share-based compensation	1,797	—	1,797
Net loss	(3,090)	—	(3,090)
Other comprehensive loss	—	(353)	(353)

Balance, December 31, 2012	$590,883	$(51,976)	$538,907
Repurchase of shares from employees	(820)	—	(820)
Share-based compensation	1,181	—	1,181
Contribution from affiliate	42	—	42
Excess tax benefits restricted shares	73	—	73
Net loss	(29,353)	—	(29,353)
Other comprehensive income	—	13,628	13,628

Balance, December 31, 2013	$562,006	$(38,348)	$523,658
Repurchase of shares from employees	(858)	—	(858)
Share-based compensation	810	—	810
Contribution from affiliate	13	—	13
Net loss	(2,956)	—	(2,956)
Other comprehensive income	—	9,731	9,731

Balance, December 31, 2014	$559,015	$(28,617)	$530,398

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	Year ended December 31
	2014	2013	2012
Cash flows from operating activities
Net loss	$(2,956)	$(29,353)	$(3,090)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	72,365	72,026	66,471
Provision for doubtful accounts	14,007	11,369	4,137
Amortization of deferred financing fees	6,763	6,183	4,001
Loss on modification and extinguishment of debt and capital lease obligations	315	904	8,850
Derivative loss reclassified into earnings	18,290	19,978	11,018
Ineffective portion of cash flow hedges	(84)	(82)	53
Payments to terminate derivative instruments	—	—	(90,370)
Impairment of leasing equipment	5,855	5,857	6,506
Early retirement of leasing equipment	37,766	—	—
Share-based compensation	810	1,181	1,765
Deferred income taxes, net	(4,351)	18,080	(5,028)
Other, net	(928)	(1,340)	(217)
Changes in assets and liabilities:
Accounts receivable	(35,264)	(43,888)	(27,110)
Other assets	(1,013)	(36)	848
Accounts payable	2,689	1,822	1,546
Accrued expenses and other liabilities	24,285	4,055	12,349

Net cash provided by (used in) operating activities	138,549	66,756	(8,271)
Cash flows from investing activities
Proceeds from sale of leasing equipment	8,265	7,066	2,689
Collections on net investment in direct finance leases, net of interest earned	4,622	5,706	7,836
Purchase of leasing equipment	(149,376)	(141,113)	(102,989)
Purchase of fixed assets	(4,999)	(4,225)	(588)

Net cash used in investing activities	(141,488)	(132,566)	(93,052)
Cash flows from financing activities
Proceeds from long-term debt	148,000	142,000	932,397
Repayments of long-term debt	(148,292)	(87,290)	(800,738)
Cash paid for debt issuance fees	(3,156)	(2,267)	(32,588)
Capital contribution from member	—	—	3,616
Investment in indirect parent	—	—	(3,616)
Excess tax benefits restricted shares	—	73	—
Repurchase of shares from employees	(858)	(820)	(307)

Net cash (used in) provided by financing activities	(4,306)	51,696	98,764
Effect of changes in exchange rates on cash and cash equivalents	(342)	(599)	110

Net decrease in cash and cash equivalents	(7,587)	(14,713)	(2,449)
Cash and cash equivalents, beginning of year	11,843	26,556	29,005

Cash and cash equivalents, end of year	$4,256	$11,843	$26,556

Supplemental disclosures of cash flow information
Cash paid for interest	$61,609	$65,957	$53,552

Cash paid (refunded) for taxes, net	$1,136	$763	$(415)

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

        The Company's fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by TRAC on behalf of third-party owners in pooling arrangements. As of December 31, 2014, the Company owned, leased-in or managed a fleet of approximately 309,700 chassis and units available for remanufacture. The net book value of the Company's owned equipment was approximately $1.45 billion.

        TRAC is a Delaware limited liability company and TRAC Intermodal Corp. is a Delaware corporation, both of which were formed on July 12, 2012 to facilitate the issuance of $300,000 aggregate principle amount of 11% Senior Secured Notes (the "Original Notes"). The Company conducts its business through its 100% owned subsidiary, Interpool, Inc. ("Interpool") and its consolidated subsidiaries. To date, neither the Company nor TRAC Intermodal Corp. have conducted any activities other than those incidental to their formation and the preparation of the offering memorandum relating to the Original Notes and a prospectus relating to the exchange of the Original Notes for notes which have been registered under the Securities Act of 1933, as amended (the "Securities Act") pursuant to the terms set forth in the prospectus (the "Exchange Notes" and together with the Original Notes, the "notes"). The Company has no operations of its own so it is dependent upon the cash flows of its subsidiaries to meet its obligations under the notes. Since the proceeds from the Original Notes were used to repay debt owed by Interpool, an intercompany note was entered into between TRAC and Interpool with terms identical to the notes. The proceeds from the intercompany note arrangement with Interpool will provide the funds for TRAC to service the interest and debt payments due under the notes.

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

        For the years ended December 31, 2014, 2013 and 2012, approximately 62%, 70% and 78%, respectively, of the Company's total revenues were earned from its top 25 customers. Beginning in 2011 and continuing to the present, certain of the Company's shipping line customers changed to a business model in which they no longer provide chassis to motor carriers. Therefore, the Company is leasing marine chassis directly to over 4,500 motor carriers whose per diem billing rates are generally higher than that of shipping lines and railroad customers. Motor carrier billings represented approximately 48%, 25% and 12% of the Company's total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. As more shipping lines adopt this new business model, the Company anticipates growth in both the number of motor carrier customers and related billings.

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

        For the years ended December 31, 2014, 2013 and 2012, the Company earned approximately 45%, 52% and 58% of revenues from its top ten customers, respectively. The Company's largest customer accounted for approximately 6%, 7% and 10% of total revenues in 2014, 2013 and 2012, respectively. These revenues are included in the Marine Market segment. Based on balances due at December 31, 2014, the maximum amount of loss the Company would incur if this customer failed completely to

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

perform according to the terms of their contracts would be $4,301. While the Company believes that it has properly reserved for uncollectible accounts receivable, it is possible that the Company may experience longer collection cycles. Although the Company is not dependent on any one customer for more than 6% of its revenue, deterioration in credit quality of several of the Company's major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2014.

        The Company also has a concentration of credit within its direct finance lease portfolio. The Company's top three customers account for $14,592, $21,893 and $35,822 of the outstanding principal at December 31, 2014, 2013 and 2012, respectively which represents approximately 90%, 87% and 88% of the outstanding principal in those years. The Company does not record an allowance for credit losses associated with direct finance leases. If any of these customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable, and present certain claims to its insurers of default losses. Historically, the Company has not experienced losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable.

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

	Useful Lives (Years)	Residual Values (in Dollars)
Chassis	20.0 - 22.5	$2,600

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

        The Company depreciates the cost of property and equipment over their estimated useful lives on a straight-line basis as follows: buildings—40 years; furniture and fixtures—3 to 7 years; computers and office equipment—3 to 5 years; capitalized development costs for internal use software—7 years; and other property and equipment—3 to 10 years.

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

        The manner in which a derivative instrument is recorded depends on whether it qualifies for hedge accounting. The Company applied hedge accounting and designated and accounted for its interest rate swap contracts as cash flow hedges. For effective cash flow hedges, changes in fair value were deferred and recorded in AOCI in the Consolidated Balance Sheets. The ineffective portion of cash flow hedges was recognized in earnings immediately and recorded in Interest expense in the Consolidated Statements of Operations. On August 9, 2012, in connection with the closing of the sale of the Original Notes and the asset based senior secured credit agreement (the "ABL Facility") and the repayment of the $630,000 senior secured credit agreement with BNP Paribas CC, Inc. (f/k/a Fortis Capital Corp.) and a group of lenders with Fortis acting as the agent entered into on July 10, 2008, the Company terminated all of its interest rate derivatives. Balances in Accumulated other comprehensive loss for terminated derivatives are being reclassified into earnings over the remaining life of the item previously hedged. Terminated interest rate derivatives are reviewed periodically to determine if the forecasted transactions remain probable of occurring. If the forecasted transactions were deemed remote, the related portion of the gain or loss associated with the terminated derivative included in AOCI would be recognized in the Consolidated Statement of Operations immediately. On January 10, 2013, the Company entered into a new interest rate swap transaction with Deutsche Bank AG. See also Notes 7, 10 and 15 for further information.

Revenue Recognition

        The Company's primary sources of equipment leasing revenue are derived from operating leases and revenue earned on direct finance leases.

Revenue Recognition—Equipment Leasing Revenue

        The Company generates equipment leasing revenue through short-term and long-term operating leases, principally with shipping lines and North American rail and trucking companies. In the majority of its transactions, the Company acts as the lessor of leasing equipment for a specified period of time and at a specified per diem rate. Revenue is recognized on a straight-line basis over the life of the respective lease for term leases. Subscription agreements typically contain periodic pricing and minimum chassis usage reset features. Revenue associated with such agreements is recognized on a straight line basis for committed quantities at contractual rates.

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

Sales of Leasing Equipment

        Sales of leasing equipment consist of sales of equipment to third parties, as well as billings to customers for lost or damaged equipment. The Company records the gains and losses from the sales of leasing equipment as part of Other income, net in the Consolidated Statements of Operations. Gains and losses are recognized upon completion of the sale based upon the sales price and the book value of the equipment. For the years ended December 31, 2014, 2013 and 2012, the Company recorded net gains of $928, $1,340 and $217, respectively.

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

New Accounting Standards

Pending Adoption

        In August 2014, the FASB issued authoritative guidance on accounting for Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The amendments in this Update provide guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. U.S. auditing standards and federal securities law require that an auditor evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date of the financial statements being audited. Because of the lack of guidance in U.S. GAAP and the differing views about when there is substantial doubt about an entity's ability to continue as a going concern, there is diversity in whether, when, and how an entity discloses the relevant conditions and events in its footnotes. These amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

Early application is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

        In June 2014, the FASB issued authoritative guidance on accounting for Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments in this Update are effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

        In May 2014, FASB issued authoritative guidance on accounting for Revenue from Contracts with Customers (Topic 606): ("ASU 2014-09"). This update supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for fiscal years and interim periods beginning after December 15, 2016 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

        In April 2014, the FASB issued authoritative guidance on accounting for Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). The amendments in this Update changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted. The Company is evaluating the impact the revised guidance will have on its Consolidated Financial Statements.

        No other new accounting pronouncements issued or effective during 2014 had or are expected to have a material impact on the Company's Consolidated Financial Statements.

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

Equipment Leasing Revenue

        The Company has non-cancelable operating leases for its leasing equipment. At December 31, 2014, future minimum lease revenue under these agreements is estimated as follows:

2015	$81,461
2016	46,414
2017	32,697
2018	4,937
2019	3,890
Thereafter	134

$169,533

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

        As of December 31, 2014 and 2013, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $8,778 and $11,923, respectively.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Activity (Continued)

        At December 31, 2014, receivables under these direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2015	$4,814	$1,483	$3,331
2016	3,912	1,130	2,782
2017	10,380	406	9,974
2018	106	13	93
2019	10	8	2
Thereafter	49	16	33

	$19,271	$3,056	$16,215

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

4. Leasing Equipment

        The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	December 31
	2014	2013
Total leasing equipment	$1,837,317	$1,759,517
Less accumulated depreciation	(400,408)	(365,429)

Leasing equipment, net of accumulated depreciation	$1,436,909	$1,394,088

        Leasing equipment includes assets recorded under capital leases of $182,688 and $253,639 with accumulated depreciation of $53,016 and $59,424 at December 31, 2014 and 2013, respectively.

        In conjunction with the analysis of the Company's fleet in the second quarter, discussed below, management performed a review of the estimated useful life of its domestic chassis, currently at 17.5 years, versus marine chassis at 22.5 years. Such analysis involved inspections of a sampling of 53' chassis located across the United States for the purpose of evaluating their physical condition to assess future operating potential, allowing for normal maintenance and repair over the extended life. Based on such review, management believes extending the useful life of its domestic chassis fleet to 20 years is appropriate and better reflects its expected service life. Accordingly, this change in accounting estimate took effect as of April 1, 2014 and had the effect of reducing depreciation expense and increasing pre-tax income for the nine months ended December 31, 2014 by approximately $3,931.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

4. Leasing Equipment (Continued)

The Company estimates that depreciation expense will decrease and pre-tax income increase by approximately $5,200 on an annual basis thereafter.

Impairment of Leasing Equipment

        The Company periodically analyzes the usability of leasing equipment at remanufacturing facilities, depots and other storage facilities. Certain leasing equipment is rejected in the remanufacturing process due to rust and corrosion or if otherwise determined to be unusable for future remanufacturing. Additionally, due to the frequent movement of the Company's assets in its operations, its chassis and axles are subject to shrinkage. Impairment charges are recorded based on management's ongoing analysis of the impairment indicators described in Note 2, and include estimates of shrinkage and other charges based on recent historical experience. Impairment of leasing equipment amounted to $5,855, $5,857 and $6,506 for the years ended December 31, 2014, 2013 and 2012, respectively. The 2013 and 2012 impairment charges are net of insurance recoveries of $494 and $169, respectively that the Company received related to the theft of axles that occurred in 2010 and 2011.

        The following is a summary of the Company's impairment charges recorded for the years ended December 31, 2014, 2013 and 2012 by category:

	December 31
	2014	2013	2012
Shrinkage	$218	$51	$1,134
Corroded/Unusable	2,527	658	789
Impairment	3,110	5,642	4,752
Insurance recoveries	—	(494)	(169)

Total impairment of leasing equipment	$5,855	$5,857	$6,506

Early Retirement of Leasing Equipment

        During the second quarter of 2014, management recommended the retirement of identified excess and other non-standard chassis residing at depots and chassis pools, in addition to certain axle sets residing at depots. Management's action was largely influenced by the consummation of the last of several shipping line deals or conversions to the "motor carrier" model during the quarter, whereby chassis owned or leased by the shipping line are sold or returned to the Company to be managed in its marine chassis pools. Having bid on and being awarded such deals has profound implications on the Company's fleet size, utilization model, and customer base.

Chassis Retirements

        As a result of the continuing shift in the Company's business model and the significant impact of consummating deals during the second quarter of 2014, management developed a multi-year fleet requirements projection for its Marine Market segment which considered relevant factors such as market growth, the current performance of the marine chassis pools and utilization under pool versus term arrangements among other factors. Based on such analysis, the Company determined it had an excess amount of chassis in its Marine Market segment, specifically 20' chassis and to a lesser degree

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

4. Leasing Equipment (Continued)

40' chassis. Other non-standard type chassis were similarly considered for retirement given the significant influx of assets associated with the shipping line chassis purchases. Total charges incurred during the second quarter associated with retiring approximately 11,000 identified chassis amounted to $14,766.

Axle Retirements

        Retiring approximately 11,000 chassis will produce an almost equivalent number of axle sets available for the future remanufacturing of chassis. Accordingly, management performed a similar review of the types, quality and quantity of axle sets residing at depots and identified certain types, such as German and Square axles, which are deemed to be less cost effective to remanufacture or repair due to the difficulty of obtaining spare parts. Accordingly, approximately 9,000 axle sets have been written-off in the second quarter amounting to $23,000. Axles are not assigned to the Company's reportable segments. The value of idle chassis and axle sets are included in Leasing equipment in the Other category in the Company's segment disclosure.

        The total of the above retirement charges of $37,766 is recorded in Early retirement of leasing equipment in the Consolidated Statements of Operations. As of December 31, 2014, approximately $5,040 of such reserve remains outstanding.

5. Goodwill

        Management has determined that the Company has two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance has been assigned to these two reporting units using a relative fair value allocation approach. The goodwill balance for the Marine Market segment was $134,019 at both December 31, 2014 and 2013. The goodwill balance for the Domestic Market segment was $117,888 at both December 31, 2014 and 2013. At December 31, 2014, there are no accumulated impairment losses related to Goodwill. Based upon the annual assessment of goodwill, the Company concluded that no impairment existed during the years ended December 31, 2014, 2013 and 2012.

6. Borrowings

        The following is a summary of the Company's borrowings:

	December 31
	2014	2013
Senior Secured 11% Notes	$300,000	$300,000
ABL Facility	759,000	713,000
Loans Payable CIMC	16,950	19,278
Capital lease obligations	88,272	131,859

Total debt	1,164,222	1,164,137
Less current maturities	(30,546)	(34,029)

Long-term debt, less current maturities	$1,133,676	$1,130,108

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

6. Borrowings (Continued)

        The Company's debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 5.78%, 6.11% and 6.23% for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted-average interest rates disclosed are calculated as "all-in" rates which include interest expense and amortization of agents' fees and deferred financing fees.

Senior Secured 11% Notes

        On August 9, 2012, TRAC along with TRAC Intermodal Corp., sold $300,000 aggregate principal amount of 11.0% Senior Secured Notes, (the "Notes"), issued at par in a private transaction. The Notes mature on August 15, 2019, with interest payable semi-annually beginning on February 15, 2013. The Notes are secured on a second-priority lien basis. Collateral generally consists of cash, owned chassis, accounts receivable, and investment property of the guarantors including, with limitations, the equity of the non-guarantors. The Company may redeem some or all of the Notes at any time on or after August 15, 2015 at the redemption prices set forth in the Notes plus accrued and unpaid interest, if any, to the redemption date. At any time prior to August 15, 2015, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount of the Notes to be redeemed plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem up to 35% of the aggregate principal amount of the Notes at any time on or prior to August 15, 2015 using net proceeds from certain equity offerings, subject to the satisfaction of certain conditions set forth in the Notes. If the Company experiences certain kinds of changes in control, the Company must offer to purchase the Notes at a price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the redemption date. Holders of the Notes will have the option to redeem their Notes for 101.0% of principal upon a change of control as defined by the Notes and upon the Company's collateral or non-collateral asset sales as defined in the Notes, at a redemption price of 100.0%.

        TRAC has no operations of its own so it is dependent upon the cash flows of its subsidiaries to meet its obligations under these notes. Since the proceeds from the Notes were used to repay debt owed by Interpool, an intercompany note was entered into between TRAC and Interpool with terms identical to the Notes. The servicing of the intercompany note arrangement by Interpool will provide the funds for TRAC to service the interest and debt payments due under the Notes.

        Concurrent with the offering of the Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the Securities and Exchange Commission to offer exchange notes with terms substantially identical in all material respects to the Notes within 365 days of closing. The exchange offer commenced on June 6, 2013 and expired on July 5, 2013. Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date, $300,000 aggregate principal amount of the Notes were validly tendered for exchange, representing 100% of the principal amount of the outstanding Notes.

        The indenture governing the Notes also contains various restrictive covenants, including limitations on the payment of dividends and other restrictive payments, limitations on incurrence of indebtedness, investments, creation of liens and limitations on asset sales. The proceeds from this offering were used to repay existing indebtedness of Interpool, including interest rate swap liabilities, and for general

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

6. Borrowings (Continued)

corporate purposes. The Company incurred approximately $9,555 in fees and expenses related to the note offering. These fees and expenses are classified as deferred financing fees and are being amortized into interest expense over the seven year term of the Notes.

        The amount outstanding under this facility was $300,000 at December 31, 2014 and 2013. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2014 and 2013 and for the period from August 9, 2012 to December 31, 2012 was 11.52%, 11.51% and 11.22%, respectively.

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

6. Borrowings (Continued)

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

        During the year ended December 31, 2013, the Company further increased its borrowing capacity under the ABL Facility by $105,000 bringing the total commitment by lenders to $950,000. Fees paid in connection with the increase were $670 and are being amortized into interest expense over the remaining term of the ABL Facility.

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

        During November and December, 2014, the Company further increased its borrowing capacity under the ABL Facility by $146,000 and $74,000, respectively bringing the total commitment by lenders to $1,250,000. Fees paid in connection with these increases were $1,087 and are being amortized into interest expense over the remaining term of the ABL Facility.

        The amount outstanding under this facility was $759,000 and $713,000 at December 31, 2014 and 2013, respectively. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2014 and 2013 and for the period from August 9, 2012 to December 31, 2012 was 3.60%, 4.03% and 4.14%, respectively. At December 31, 2014, $491,000 additional borrowing capacity was available under this facility.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

6. Borrowings (Continued)

Swaps

        On August 9, 2012, in connection with the closing of the sale of the Original Notes and the ABL Facility and the repayment of the Fortis Facility, the Company terminated all six interest rate derivatives.

        On January 10, 2013, the Company entered into a new interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument. The Company will receive one month LIBOR with interest payable at a rate of 0.756% on the notional amount. At December 31, 2014, one month LIBOR was 0.171%. The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility. See Note 7.

Loans Payable CIMC

        During 2010, the Company contracted for the remanufacture and financing of 3,135 chassis with CIMC Vehicles Group Ltd. and CIMC Transportation Equipment, Inc. (collectively, "CIMC"). CIMC financed 90% of the acquisition cost of these remanufactured chassis. This equipment was delivered in eight tranches as manufacturing was completed over various delivery dates from October 11, 2010 to June 30, 2011 and eight corresponding financing agreements were signed. The term of each agreement is 120 months commencing on the acceptance date of the equipment. Amounts outstanding under these agreements bear an interest rate equal to LIBOR plus a margin and payments are made quarterly. Upon registration, CIMC is listed as the first lien holder on all certificates of title to the equipment. At December 31, 2014 and 2013, $16,950 and $19,278 was outstanding under these agreements. The weighted-average interest rates for the years ended December 31, 2014, 2013 and 2012 were 4.53%, 4.56% and 4.73%, respectively.

Capital Lease Obligations

        At December 31, 2014 and 2013, the total capital lease obligations outstanding associated with leasing equipment were $88,272 and $131,859, respectively. The capital lease obligations mature in varying amounts from 2015 through 2021 and have stated or implicit rates ranging from 3.53% to 7.07%. The weighted-average interest rates for the years ended December 31, 2014, 2013 and 2012 were 4.96%, 5.10% and 5.21%, respectively.

        On December 31, 2014 the Company exercised an early purchase option for one of its capital leases. The Company purchased 1,371 chassis for approximately $12,032 and recognized a loss on modifications and extinguishment of debt and capital lease obligations of $225.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

6. Borrowings (Continued)

Assets Pledged as Collateral

        The Company's debt obligations are collateralized by the Company's Leasing equipment and Net investment in direct finance leases. As of December 31, 2014 and 2013, assets pledged as collateral are as follows:

	December 31
	2014	2013
ABL Facility	$1,276,781	$1,193,614
CIMC Loans	27,966	29,242
Capital Lease Obligations	129,670	194,550

Total Pledged as Collateral	$1,434,417	$1,417,406

        The Company's 11% Senior Secured Notes are secured on a second-priority lien basis. Collateral generally consists of cash, owned chassis, accounts receivable, and investment property of the guarantors including, with limitations, the equity of the non-guarantors.

Covenants

        At December 31, 2014, under the Company's debt instruments, the Company is required to maintain certain financial covenants (as defined in each agreement) including Minimum Tangible Net Worth tests, Funded Debt to Tangible Net Worth, Senior Secured Leverage Ratio and a Fixed Charge Coverage test. As of December 31, 2014, the Company was in compliance with all covenants.

Debt Maturities

        The Company's outstanding debt, including capital lease obligations, as of December 31, 2014 matures as follows:

2015	$30,546
2016	39,468
2017	771,641
2018	14,678
2019	303,420
Thereafter	4,469

$1,164,222

7. Derivatives and Hedging Activities

        On August 9, 2012, in connection with the closing of the sale of the Original Notes and the ABL Facility and the repayment of the Fortis Facility, the Company terminated all six existing interest rate derivatives. Additionally, on January 10, 2013, the Company entered into a new interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument. The Company will receive one month LIBOR with interest payable at a rate of 0.756% on the notional amount. At December 31, 2014, one month LIBOR was

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Derivatives and Hedging Activities (Continued)

0.171%. The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

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

        In accordance with the Derivatives and Hedging Topic of the FASB ASC, all interest rate derivatives were recognized on the Company's Consolidated Balance Sheets at their fair value and consisted of United States dollar denominated LIBOR-based interest rate swaps. Their fair values were determined using cash flows discounted at relevant market interest rates in effect at the period close. The fair value

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Derivatives and Hedging Activities (Continued)

generally reflected the estimated amounts that the Company would receive or pay to transfer the contracts at the reporting date and therefore reflects the Company's or counterparty's non-performance risk. See Note 15.

        For the Company's interest rate derivatives designated as cash flow hedges, the effective portion of the interest rate derivative's gain or loss was deferred and initially reported as a component of Accumulated other comprehensive income (loss) ("AOCI") and subsequently reclassified into earnings when the interest payments on the debt were recorded in earnings. The ineffective portion of the interest rate derivative was calculated and recorded in Interest expense in the Consolidated Statements of Operations at each quarter-end. Refer to Note 10 for further information regarding the amounts accumulated in other comprehensive loss.

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

        For additional disclosures related to derivative instruments, see Notes 2, 10 and 15.

        The Company held the following interest rate derivative designated as a cash flow hedge as of December 31, 2014:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Leg Interest Rate	Fair Value Gain(a)
ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$2,015

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

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Derivatives and Hedging Activities (Continued)

        At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
December 31, 2014	$300,000	0.756%	2.5 years
December 31, 2013	$300,000	0.756%	3.5 years
December 31, 2012	—	—	—

        The following table sets forth the net of tax effect of the Company's cash flow hedge derivative instruments on the Consolidated Financial Statements for the years ended December 31, 2014, 2013 and 2012:

	Effective Portion				Ineffective Portion
	Derivative Instruments	Change in Unrealized Gain (Loss) Recognized in OCI on Derivatives(a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income(b)	Classification of (Gain) Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative(c)
December 31, 2014	Interest rate derivatives	$(2,005)	Interest expense	$12,131	Interest expense	$(84)
December 31, 2013	Interest rate derivatives	$1,081	Interest expense	$13,143	Interest expense	$(82)
December 31, 2012	Interest rate derivatives	$(17,572)	Interest expense	$17,061	Interest expense	$53

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

	2014	2013	2012
Net settlements of interest rate derivatives, net of tax of ($720), ($610) and ($7,116), respectively	$1,106	$939	$10,800
Amortization of terminated derivatives, net of tax of ($7,265), ($7,774) and ($4,757), respectively	11,025	12,204	6,261

	$12,131	$13,143	$17,061

(c)
Amounts impacting income not related to OCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Derivatives and Hedging Activities (Continued)

        The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the years ended December 31, 2014, 2013 and 2012:

								Amount of Deferred Loss Amortized (including Accelerated Amortization) into Interest Expense
							Unamortized Deferred (Gain) Loss at December 31, 2014				Amount of Deferred Loss Expected to be Amortized over the Next 12 months
	Original Maximum Notional Amount					Deferred Loss Upon Termination
		Effective Date	Maturity Date	Fixed Rate %	Termination Date
Hedged Item								2014	2013	2012
(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$(8)	$10	$33	$91	$(2)
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	(23)	45	141	355	(6)
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	—	200	413	545	—
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	—	44	65	163	—
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	—	139	235	320	—
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	1,566	145	—	—	662
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	1,380	146	—	—	698
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	—	(166)	(84)	125	—
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	—	(167)	102	421	—
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(103)	(61)	(59)	(40)	(58)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(340)	(247)	(209)	(104)	(206)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	—	335	809	1,074	—
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	535	469	678	366	330
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	1,987	2,135	2,944	1,472	1,321
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	—	3,437	5,477	2,119	—
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	—	6,578	7,200	3,224	—
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	—	1,960	2,233	887	—
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	43,084	3,288	—	—	17,438

Total						$127,529	$48,078	$18,290	$19,978	$11,018	$20,177

(a)
This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)
This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)
This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)
This hedged item is referred to as Chassis Financing Program, Portfolio A

        The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on an active interest rate derivative in the amount of $825 (which is net of tax of $536) and amortization of deferred losses on the Company's terminated derivatives of $12,229 (which is net of tax of $7,948).

8. Commitments and Contingencies

Purchase Commitments

        At December 31, 2014, commitments for capital expenditures for leasing equipment totaled approximately $6,874, all of which was committed for 2015.

Lease Commitments

Lease of 750 College Road East

        On August 1, 2014, the Company entered into a lease of 82,283 square feet of office space for an initial term of 10 years and 9 months in an office building located at 750 College Road East, Princeton, New Jersey. The lease contains two five year renewal options and contains typical terms for agreements

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

8. Commitments and Contingencies (Continued)

of such duration and size. The Company expects to move into the new office space during the second quarter of 2015. Entering into the lease will allow the Company to consolidate its headquarters from two locations into one. Additionally on August 1, 2014, the Company agreed to sell the building that currently serves as its corporate headquarters at 211 College Road East, Princeton, New Jersey, for $2,300. The Company reduced the carrying value of its headquarters to reflect the net realizable value of the pending sale. This resulted in the recognition of additional depreciation expense of $1,356.

        The Company is eligible for various incentives in connection with this lease, including the award of a "Grow NJ Tax Credit" from the New Jersey Economic Development Authority for up to $9,800 in tax credits over a 10 year period, and subject to, among other things, meeting certain minimum capital spending requirements and retaining and adding new jobs in New Jersey.

        The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2025. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases was $8,541, $9,660 and $10,946 for the years ended December 31, 2014, 2013 and 2012, respectively.

        As of December 31, 2014, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was as follows:

2015	$8,015
2016	4,458
2017	2,981
2018	3,237
2019	2,690
Thereafter	14,597

$35,978

        The Company is party to various capital leases and is obligated to make payments related to its long-term borrowings. See Note 6.

Guarantees and Indemnifications

        In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to any of the following: tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and have accrued for any expected losses that are probable. No losses have been accrued at December 31, 2014 and 2013.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

8. Commitments and Contingencies (Continued)

        At December 31, 2014, the following guarantees and indemnifications for which payments are possible are as follows:

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

9. Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the Consolidated Financial Statements. Deferred tax assets and liabilities are determined based on the differences between the book values and tax bases of assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any deferred tax assets if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are generally not provided on undistributed earnings of U.S.-owned foreign

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

9. Income Taxes (Continued)

subsidiaries as such earnings are considered permanently invested in the foreign jurisdictions. The Company's liability for uncertain tax positions represents open tax return positions and tax assessments received and are reflected in Accrued expenses and other liabilities and offsets to deferred tax assets.

        The Company's chassis leasing business is primarily domiciled in the United States. Therefore, its income is primarily subject to United States taxation.

        Domestic and foreign pre-tax income was as follows:

	Year ended December 31
	2014	2013	2012
Domestic	$(7,988)	$(13,472)	$(7,571)
Foreign	1,587	2,273	2,306

Total	$(6,401)	$(11,199)	$(5,265)

        The (benefit) provision for income taxes is comprised of the following:

	Year ended December 31
	2014	2013	2012
Current taxes:
Federal	$(795)	$796	$—
State	713	54	255
Foreign	67	398	400

Total current taxes	(15)	1,248	655

Deferred taxes:
Federal	(2,115)	14,211	(2,207)
State	(1,395)	1,936	(1,010)
Foreign	80	759	387

Total deferred taxes	(3,430)	16,906	(2,830)

Total provision (benefit) for income taxes	$(3,445)	$18,154	$(2,175)

        The decrease in the tax provision in 2014 compared to 2013 and the increase in the tax provision in 2013 compared to 2012 was due primarily to the Company recognizing for tax purposes in 2013 a $56,120 gain from the distribution of stock in a related company. The recognized gain was fully offset by net operating loss carryforwards.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

9. Income Taxes (Continued)

        A reconciliation of the U.S. statutory tax rate to the effective tax rate for continuing operations follows:

	Year ended December 31
	2014	2013	2012
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes	12.9	(12.2)	19.9
Foreign earnings taxed at other than 35%	7.5	(4.8)	(7.8)
Gain	—	(175.3)	—
Changes in uncertain tax positions	(6.3)	(0.1)	—
Valuation allowances	5.1	(5.6)	(5.5)
Permanent tax items	(0.4)	0.9	(0.3)
Other	—	—	—

Effective tax rate	53.8%	(162.1)%	41.3%

        In all years the effective tax rate differs from the U.S. federal tax rate of 35% due to state and local income taxes and foreign earnings. In addition, in 2014, the effective tax rate decreased due to an increase in an uncertain state tax position. In 2013, permanent differences between book and tax treatment of certain items including a recognized gain from the distribution of stock in a related company significantly increased the effective tax rate. The tax gain resulted from the difference between the fair market value of the stock at the time of the distribution and the stock's historical tax basis. The transaction that produced the gain for income tax purposes did not result in a corresponding book gain. This difference is reflected in the significant decrease in the Company's effective tax rate for 2013.

        Significant components of deferred tax assets and liabilities were as follows:

	December 31
	2014	2013
Deferred tax assets:
Loss carryforwards	$304,263	$295,387
Derivative instruments	18,148	24,829
Other	8,977	8,296

Deferred tax assets	331,388	328,512
Valuation allowance	(2,205)	(2,931)

Total deferred tax assets	329,183	325,581

Deferred tax liabilities:
Operating property, net	412,706	398,788
Derivative Instruments	18,944	26,124

Total deferred tax liabilities	431,650	424,912

Net deferred tax liabilities	$102,467	$99,331

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

9. Income Taxes (Continued)

        Through December 31, 2014, the Company has incurred passive activity loss ("PALs") and net operating loss ("NOLs") carryforwards of approximately $228,931 and $534,619, respectively, for U.S. federal and state income tax purposes. The PALs can be carried forward indefinitely to offset income generated from future leasing activities.

        The remaining $534,619 of NOLs can be carried forward to offset any income from future leasing activities or other future non-leasing taxable income (i.e., dividends, interest, and capital gain income). The NOL carryforward will not begin to expire until 2028. After considering the future reversal of its existing taxable temporary differences coupled with the tax planning strategies, the Company does not believe a valuation allowance is required for federal taxes with respect to these PALs or NOLs. However, as of December 31, 2014 and 2013, the Company has a valuation allowance recorded of $2,205 and $2,931, respectively, relating to state NOL and capital loss carryforwards which have a remaining expiration period of five years or less.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2012	$84
Change during 2013	—

Balance at December 31, 2013	84
Change during 2014	893

Balance at December 31, 2014	$977

        As of December 31, 2014, 2013 and 2012 the Company had $696, $152 and $143 of unrecognized tax benefits (comprised of unrecognized tax benefits and associated interest and penalties), all of which, if recognized, would favorably affect the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2014 and 2013, the Company recognized approximately $94 and $9, respectively, in interest and penalties. No interest and penalties were recognized during the year ended December 31, 2012. The Company does not anticipate any material reversals of its recorded uncertain tax positions in the subsequent twelve month period.

        The Company's 2011 to 2013 federal income tax returns and 2010 to 2013 state tax returns remain subject to examination. The Company does not expect the outcome of any federal or state examinations to have a material impact on the Consolidated Financial Statements. In addition, the Company's NOLs generally remain subject to potential examination until three years from their utilization year regardless of their year of origin.

        As of December 31, 2014, 2013 and 2012 the cumulative undistributed foreign earnings were approximately $2,610, $1,098 and $467, respectively. Determining the unrecognized deferred tax liability for these undistributed foreign earnings is not practical. The Company reinvests its earnings in Mexico into its local operations and does not have a domestic need to reinvest such earnings. As such the Company considers all of its foreign earnings to be permanently invested in the foreign jurisdiction.

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

        The components of Accumulated comprehensive (loss), net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(47,525)	$(4,394)	$296	$(51,623)
Reclassification of terminated derivative	54,297	(54,297)	—	—
Current-period other comprehensive (loss) income	(6,772)	6,261	158	(353)

Balance, December 31, 2012	$—	$(52,430)	$454	$(51,976)
Current-period other comprehensive income (loss)	2,020	12,204	(596)	13,628

Balance, December 31, 2013	$2,020	$(40,226)	$(142)	$(38,348)
Current-period other comprehensive (loss) income	(899)	11,025	(395)	9,731

Balance, December 31, 2014	$1,121	$(29,201)	$(537)	$(28,617)

        The amount of loss expected to be reclassified from Accumulated other comprehensive loss into interest expense over the next twelve months consists of net interest settlements on an active interest rate derivative in the amount of $825 (which is net of tax of $536) and amortization of deferred losses on the Company's terminated derivatives of $12,229 (which is net of tax of $7,948).

        The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income:

		Year ended December 31,
	Income Statement Line Item
		2014	2013	2012
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest expense	$18,290	$19,978	$11,018
Related income tax benefit	Benefit for income taxes	(7,265)	(7,774)	(4,757)

Net loss reclassified out of AOCI		$11,025	$12,204	$6,261

11. Share-Based Payments

Restricted Stock Awards—SCT Chassis, Inc.

        On March 28, 2012, the Company's indirect parent, SCT Chassis, Inc. increased its authorized share capital to 71,000,000 common shares, par value $0.01 per share. SCT Chassis, Inc. issued 68,459,471 common shares to its parent, Seacastle Inc. who previously held 200 shares. On May 31, 2012, Interpool purchased 540,329 shares of common stock of SCT Chassis, Inc. at a fair market value

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

11. Share-Based Payments (Continued)

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

        Certain key employees of Interpool held restricted shares of Seacastle Inc. During June 2012, these employees exchanged an aggregate of 58,425 shares of Seacastle Inc. common stock for 55,212 shares of SCT Chassis, Inc. common stock, at an exchange ratio of 0.945 of an SCT Chassis, Inc. share for each share of Seacastle Inc. common stock. The 58,425 shares of Seacastle Inc. common stock included 45,934 vested shares (37,365 granted vested shares and 8,569 employee purchased shares) and 12,491 unvested restricted shares. These were exchanged into 43,408 vested shares (35,310 granted vested shares and 8,098 employee purchased shares) and 11,804 unvested restricted shares. The unvested shares related to this exchange vested over periods through January 1, 2014.

        The Company accounted for the exchange of the awards as a modification in accordance with the Compensation—Stock Compensation Topic of the FASB ASC where applicable and determined no additional compensation charges were required. The Company recorded compensation expense on the unvested shares at the date of the exchange over the remaining vesting period.

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

        No shares were granted during the year ended December 31, 2014.

        At December 31, 2014, the Management Shareholder Agreements also provide for additional grants of 1,096,954 restricted shares if certain performance conditions are achieved or if certain market conditions are met following a liquidity event. No compensation expense has been recorded since

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

11. Share-Based Payments (Continued)

achievement of these conditions is not considered probable. As of December 31, 2014, the total number of shares authorized for grant under this plan was 2,548,426 with 2,098,296 shares available for future grant.

        During the years ended December 31, 2014, 2013 and 2012, the Company recorded share-based compensation expense of $810, $1,181 and $1,765, respectively. Compensation expense is recorded as a component of Selling, general and administrative expense in the Company's Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation cost recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation cost was approximately $430 at December 31, 2014, which is expected to be recognized over the remaining weighted-average vesting period of 0.8 years.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at January 1, 2012	—	$—	$—
Granted	598,997	6.27	3,756
Forfeited	(3,031)	6.17	(19)
Vested	(144,606)	6.22	(900)

Non-vested at December 31, 2012	451,360	$6.29	$2,837
Granted	99,169	7.50	743
Forfeited	(23,750)	6.17	(146)
Vested	(174,336)	6.34	(1,106)

Non-vested at December 31, 2013	352,443	$6.61	$2,328
Granted	—	—	—
Forfeited	(20,000)	6.17	(123)
Vested	(152,226)	6.54	(996)

Non-vested at December 31, 2014	180,217	$6.71	$1,209

Stock Repurchases

        During the year ended December 31, 2014, Interpool purchased 92,643 shares of SCT Chassis, Inc. common stock from employees to meet their minimum statutory withholding requirements upon share vesting and to repurchase shares from employees upon termination. The cost of these shares was $858 and is included in Member's interest in the Consolidated Balance Sheet.

12. Segment and Geographic Information

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

12. Segment and Geographic Information (Continued)

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

        The Domestic Market segment provides domestic chassis to major U.S. intermodal transportation companies and Class 1 railroads. A domestic chassis is typically 53' in length and is used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations.

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

        In accordance with FASB ASC 280-10 and because the Company's management views goodwill as a corporate asset, the Company does not allocate its goodwill balance to its reportable segments. However, in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other, the Company is required to allocate goodwill to each reporting unit in order to perform its annual impairment review of goodwill. See Note 5.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

12. Segment and Geographic Information (Continued)

        The Company evaluates current and future projected segment performance and allocates resources to them primarily based upon Adjusted EBITDA. The Company defines EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, early retirement of leasing equipment, loss on modification and extinguishment of debt and capital lease obligations and other expense (income) and interest income. The Company defines Adjusted EBITDA as EBITDA excluding non-cash share-based compensation and principle collections on direct finance leases. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help the Company meet its current financial goals and optimize its financial performance. Accordingly, the Company believes this metric measures its financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization.

        The following tables show segment information for the years ended December 31, 2014, 2013 and 2012.

2014	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$38,767	$17,313	$—	$56,080
Pool revenue	380,491	151,716	—	532,207
All other revenue	21,943	9,615	7,143	38,701

Total revenue	441,201	178,644	7,143	626,988
Adjusted EBITDA	127,779	99,313	(26,160)	200,932
Depreciation expense	37,867	26,666	7,581	72,114
Net investment in direct finance leases	16,105	110	—	16,215
Leasing equipment	789,874	501,609	145,426	1,436,909
Capital expenditures for long-lived assets	111,604	37,772	4,999	154,375

2013	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$45,782	$18,227	$—	$64,009
Pool revenue	273,391	135,171	—	408,562
All other revenue	25,990	6,852	9,831	42,673

Total revenue	345,163	160,250	9,831	515,244
Adjusted EBITDA	96,731	79,410	(13,177)	162,964
Depreciation expense	33,862	30,923	7,006	71,791
Net investment in direct finance leases	24,865	161	—	25,026
Leasing equipment	742,434	475,371	176,283	1,394,088
Capital expenditures for long-lived assets	102,837	38,276	4,225	145,338

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

12. Segment and Geographic Information (Continued)

2012	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$69,886	$18,108	$—	$87,994
Pool revenue	164,375	120,691	—	285,066
All other revenue	20,863	7,264	13,406	41,533

Total revenue	255,124	146,063	13,406	414,593
Adjusted EBITDA	106,342	66,819	(13,267)	159,894
Depreciation expense	31,544	26,245	8,263	66,052
Net investment in direct finance leases	40,523	206	—	40,729
Leasing equipment	694,588	470,894	159,901	1,325,383
Capital expenditures for long-lived assets	52,476	50,514	588	103,578

        The following are reconciliations of the total measure of profit or loss to the Company's net loss.

	Year ended December 31
	2014	2013	2012
Adjusted EBITDA	$200,932	$162,964	$159,894
Principal collections on direct finance leases, net of interest earned	(4,622)	(5,706)	(7,836)
Non-cash share-based compensation	(810)	(1,181)	(1,765)
Interest expense	(86,837)	(91,085)	(75,102)
Depreciation expense	(72,114)	(71,791)	(66,052)
Impairment of leasing equipment	(5,855)	(5,857)	(6,506)
Early retirement of leasing equipment	(37,766)	—	—
Loss on modification and extinguishment of debt and capital lease obligations	(315)	(904)	(8,850)
Interest income	61	287	143
Other income, net	925	2,074	809

Loss before (benefit) provision for income taxes	(6,401)	(11,199)	(5,265)
(Benefit) provision for income taxes	(3,445)	18,154	(2,175)

Net loss	$(2,956)	$(29,353)	$(3,090)

Geographic Information

        Primarily all of the Company's revenues and long-lived assets are attributable to the United States, the Company's country of domicile.

13. Defined Contribution Plan

        The Company has a defined contribution plan covering substantially all of its eligible employees. Participating employees may make contributions to the plan, through payroll deductions. The Company matches 100% of the employee's contribution to the extent such employee contribution did not exceed 6% of such employee's compensation. For the years ended December 31, 2014, 2013 and 2012, the Company contributed approximately $1,961, $1,283 and $1,078, respectively, to this plan. These

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

13. Defined Contribution Plan (Continued)

amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

14. Related Party Transactions

Management, Facility Fees and Chassis Leasing

        Beginning in July 2007, management and facility fees have been allocated among affiliates of Seacastle Inc. Such allocations relate to expenses incurred and services performed by one affiliate on behalf of another affiliate. For the years ended December 31, 2014, 2013 and 2012, the Company reflected income of $107, $296 and $336, respectively, associated with such allocations.

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

        The Company has a net receivable from affiliates of $705 and $1,823 at December 31, 2014 and 2013, respectively, which is included in Other assets on the Consolidated Balance Sheets.

        The Company also leases chassis to the Florida East Coast railway ("FEC") under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress Investment Group LLC. For the years ended December 31, 2014, 2013 and 2012, the Company recorded revenue from FEC of $1,766, $1,028 and $664, respectively.

        In addition to the above, during 2013, the Company received a one-time stock distribution in a related company that resulted in a tax gain of $56.1 million without producing a corresponding book gain. The Company recorded a non-cash tax provision related to this gain of $22.1 million. The recognized tax gain was fully offset by net operating loss carryforwards.

15. Fair Value of Financial Instruments

        The Company applies the provisions included in the Fair Value Measurement Topic in the FASB ASC to all financial and non-financial assets and liabilities. This Topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. The objective of a fair value measurement is to estimate the price at which an orderly transaction to sell the asset or to transfer the liability would take place between market participants at the measurement date under current conditions (that is, an exit price) at the measurement date from the perspective of the market participant that holds the asset or owes the liability. The Topic requires the use of valuation techniques that are appropriate in the circumstances and for which sufficient data are available to measure fair value, maximizing the use of relevant observable inputs and minimizing the use of unobservable inputs. These inputs are prioritized as follows:

  •
  Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date. A quoted price in an active

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

15. Fair Value of Financial Instruments (Continued)

    market provides the most reliable evidence of fair value and shall be used without adjustment to measure fair value whenever available.

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

        The following table sets forth the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2014 using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,256	$4,256	$—	$—
Derivative instruments	2,015	—	2,015	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2013 using Fair Value Hierarchy
	2013	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$11,843	$11,843	$—	$—
Derivative instruments	3,414	—	3,414	—

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

15. Fair Value of Financial Instruments (Continued)

        Derivative instruments:    The Company's interest rate derivative was recorded at fair value in Other Assets on the Company's Consolidated Balance Sheets and consists of a United States dollar denominated LIBOR-based interest rate swap. Its fair value was determined using cash flows discounted at relevant market interest rates in effect at the period close. The fair value generally reflected the estimated amounts that the Company would receive or pay to transfer the contracts at the reporting date and therefore reflected the Company's or counterparty's non-performance risk. Additionally, the Company has analyzed each of the redemption features included in the notes to determine whether any of these embedded features should be bifurcated in accordance with the Derivatives and Hedging Topic of the FASB ASC (ASC 815). The Company has concluded that the redemption feature which offers optional redemption by the Company of up to 35% of the aggregate principal amount of the notes at a redemption price of 111% of the aggregate principal amount of the notes using the cash proceeds of an equity offering qualifies as a feature that should be bifurcated under ASC 815. The Company has determined that the resulting measurement of the fair value of this derivative is immaterial to the consolidated financial statements, and will reassess the fair value of this derivative each reporting period with any changes recorded in earnings.

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

        Debt:    The Company's debt consists of fixed and floating rate instruments. Variable interest rate debt is $479,334 as of December 31, 2014 and $436,162 as of December 31, 2013. Variable interest rate debt in both years is net of $300,000 of variable rate debt which has been effectively converted to fixed rate debt through the use of an interest rate swap entered into with Deutsche Bank AG. Accordingly, the Company's variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $684,888 as of December 31, 2014 and $727,975 as of December 31, 2013. In order to estimate the fair value of its fixed rate debt, where quoted market prices were not available, the Company valued the instruments using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar term debt at the end of each period. The discount rate used in the present value calculation was 4.87% at December 31, 2014 and 4.91% at December 31, 2013. Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

        The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2014		December 31, 2013
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Derivative instrument	2,015	2,015	3,414	3,414
Total debt	(1,164,222)	(1,186,862)	(1,164,137)	(1,205,298)

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

TRAC Intermodal LLC
Condensed Consolidating Balance Sheet
December 31, 2014

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,037	$2,219	$—	$4,256
Accounts receivable, net	—	134,765	311	—	135,076
Net investment in direct finance leases	—	25,176	—	(8,961)	16,215
Leasing equipment, net of accumulated depreciation	—	1,424,112	12,797	—	1,436,909
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	704	8	(8)	704
Intercompany interest receivable	12,467	—	—	(12,467)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	530,398	4,642	—	(535,040)	—
Other assets	—	40,966	284	—	41,250

Total assets	$842,865	$1,884,309	$15,619	$(856,476)	$1,886,317

Liabilities member's interest
Accounts payable, accrued expenses and other liabilities	$12,467	$76,705	$58	$—	$89,230
Intercompany payable	—	8	—	(8)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	12,467	—	(12,467)	—
Intercompany lease payable	—	—	8,961	(8,961)	—
Deferred income taxes, net	—	100,509	1,958	—	102,467
Debt and capital lease obligations	300,000	864,222	—	—	1,164,222

Total liabilities	312,467	1,353,911	10,977	(321,436)	1,355,919
Total member's interest	530,398	530,398	4,642	(535,040)	530,398

Total liabilities and member's interest	$842,865	$1,884,309	$15,619	$(856,476)	$1,886,317

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

16. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statements of Operations
and Comprehensive (Loss) Income
For The Year Ended December 31, 2014

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$624,059	$3,205	$(276)	$626,988
Direct operating expenses	—	333,095	40	—	333,135
Selling, general and administrative expenses	—	83,788	558	—	84,346
Depreciation expense	—	71,518	596	—	72,114
Provision for doubtful accounts	—	14,007	—	—	14,007
Impairment of leasing equipment	—	5,855	—	—	5,855
Early retirement of leasing equipment	—	37,766	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	—	315	—	—	315
Interest expense	33,000	86,836	277	(33,276)	86,837
Interest income	(33,000)	(61)	—	33,000	(61)
Equity in earnings of subsidiary	2,956	(1,512)	—	(1,444)	—
Other income, net	—	(925)	—	—	(925)

Total expenses	2,956	630,682	1,471	(1,720)	633,389
(Loss) income before (benefit) provision for income taxes	(2,956)	(6,623)	1,734	1,444	(6,401)
(Benefit) provision for income taxes	—	(3,667)	222	—	(3,445)

Net (loss) income	(2,956)	(2,956)	1,512	1,444	(2,956)

Unrealized gain on derivative instruments, net of tax of $585	—	(899)	—	—	(899)
Derivative loss reclassified into earnings, net of tax of ($7,265)	—	11,025	—	—	11,025
Foreign currency translation loss, net of tax of $364	—	(395)	—	—	(395)

Total other comprehensive income	—	9,731	—	—	9,731

Total comprehensive (loss) income	$(2,956)	$6,775	$1,512	$1,444	$6,775

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

16. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statement of Cash Flows
For The Year Ended December 31, 2014

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$135,211	$1,684	$1,654	$138,549
Investing activities:
Proceeds from sale of leasing equipment	—	8,265	—	—	8,265
Collections on net investment in direct finance leases, net of interest earned	—	6,276	—	(1,654)	4,622
Purchase of leasing equipment	—	(149,376)	—	—	(149,376)
Purchase of fixed asset	—	(4,999)	—	—	(4,999)

Net cash used in investing activities	—	(139,834)	—	(1,654)	(141,488)
Financing activities:
Proceeds from long-term debt	—	148,000	—	—	148,000
Repayment of long-term debt	—	(148,292)	—	—	(148,292)
Cash paid for debt issuance fees	—	(3,156)	—	—	(3,156)
Repurchase of shares from employees	—	(858)	—	—	(858)

Net cash used in financing activities	—	(4,306)	—	—	(4,306)
Effect of changes in exchange rates on cash and cash equivalents	—	(342)	—	—	(342)

Net (decrease) increase in cash and cash equivalents	—	(9,271)	1,684	—	(7,587)
Cash and cash equivalents, beginning of period	—	11,308	535	—	11,843

Cash and cash equivalents, end of period	$—	$2,037	$2,219	$—	$4,256

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

17. Subsequent Events

        On February 28, 2015, the Company exercised a purchase option from a maturing capital lease for an aggregate price of $11,806.

        On January 19, 2015, the Company sold 663 chassis to a transportation company for $5,636.

SCHEDULE II
TRAC Intermodal LLC
Valuation and Qualifying Accounts
Years ended December 31, 2014, 2013 and 2012

Allowance for Doubtful Accounts	Beginning Balance	Additions (Reversals)	(Write-offs) Reversals	Other	Ending Balance
For the year ended December 31, 2014	$12,475	$14,007	$(7,445)	$(7)	$19,030
For the year ended December 31, 2013	$7,325	$11,369	$(6,214)	$(5)	$12,475
For the year ended December 31, 2012	$4,640	$5,437	$(2,760)	$8	$7,325