Form 10-Q
period 2015-03-31
TRAC Intermodal LLC
filed 2015-05-12
CIK 1570774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number 333-188177

TRAC Intermodal LLC

(Exact name of registrant as specified in the charter)

Delaware	46-0648957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

211 College Road East, Princeton, New Jersey	08540
(Address of principal executive office)	(Zip Code)

(609) 452-8900

(Registrant’s telephone number including area code)

Indicate by check ✓whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒ No  ☐

Indicate by check  ✓ whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).  Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

•                                          the Company’s ability to estimate and maintain sufficient self-insurance for employee health care benefits;

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$8,108	$4,256
Accounts receivable, net of allowance of $20,401 and $19,030, respectively	131,587	135,076
Net investment in direct finance leases	15,259	16,215
Leasing equipment, net of accumulated depreciation of $412,862 and $400,408, respectively	1,415,467	1,436,909
Goodwill	251,907	251,907
Other assets	44,722	41,954
Total assets	$1,867,050	$1,886,317

Liabilities and member’s interest
Liabilities
Accounts payable	$15,074	$14,781
Accrued expenses and other liabilities	46,876	74,449
Deferred income taxes, net	111,255	102,467
Debt and capital lease obligations:
Due within one year	23,439	30,546
Due after one year	1,125,798	1,133,676
Total debt and capital lease obligations	1,149,237	1,164,222
Total liabilities	1,322,442	1,355,919

Commitments and contingencies (Note 8)	—	—

Member’s interest
Member’s interest	571,423	559,015
Accumulated other comprehensive loss	(26,815)	(28,617)
Total member’s interest	544,608	530,398
Total liabilities and member’s interest	$1,867,050	$1,886,317

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
Revenues
Equipment leasing revenue	$160,689	$131,369
Finance revenue	406	595
Other revenue	7,660	7,687
Total revenues	168,755	139,651

Expenses
Direct operating expenses	84,951	66,833
Selling, general and administrative expenses	21,276	18,569
Depreciation expense	17,901	18,504
Provision for doubtful accounts	2,072	3,457
Impairment of leasing equipment	1,433	1,126
Loss on modification and extinguishment of debt and capital lease obligations	39	22
Interest expense	22,097	22,216
Interest income	(1)	(24)
Other income, net	(554)	(382)
Total expenses	149,214	130,321

Income before provision for income taxes	19,541	9,330
Provision for income taxes	7,380	3,856
Net income	$12,161	$5,474

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2015	2014

Net income	$12,161	$5,474
Unrealized loss on derivative instruments, net of tax of $704 and $89, respectively	(1,084)	(136)
Derivative loss reclassified into earnings, net of tax of ($2,123) and ($1,814), respectively	3,293	2,792
Foreign currency translation loss, net of tax of $237 and $130, respectively	(407)	(207)
Total other comprehensive income, net of tax	1,802	2,449
Total comprehensive income	$13,963	$7,923

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$12,161	$5,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,940	18,560
Provision for doubtful accounts	2,072	3,457
Amortization of deferred financing fees	1,826	1,574
Loss on modification and extinguishment of debt and capital lease obligations	39	22
Derivative loss reclassified into earnings	5,416	4,606
Ineffective portion of cash flow hedges	(20)	(21)
Impairment of leasing equipment	1,433	1,126
Share-based compensation	247	218
Deferred income taxes, net	8,467	3,157
Other, net	(554)	(384)
Changes in assets and liabilities:
Accounts receivable	1,416	(5,456)
Other assets	(2,627)	(2,132)
Accounts payable	294	2,054
Accrued expenses and other liabilities	(21,109)	(9,304)
Net cash provided by operating activities	27,001	22,951

Cash flows from investing activities
Proceeds from sale of leasing equipment	6,500	6,042
Collections on net investment in direct finance leases, net of interest earned	1,225	1,187
Purchase of leasing equipment	(12,158)	(15,777)
Purchase of fixed assets	(3,299)	(631)
Net cash used in investing activities	(7,732)	(9,179)

Cash flows from financing activities
Proceeds from long-term debt	54,000	22,000
Repayments of long-term debt	(69,064)	(40,744)
Repurchase of indirect parent shares from employees	—	(585)
Net cash used in financing activities	(15,064)	(19,329)

Effect of changes in exchange rates on cash and cash equivalents	(353)	(171)
Net increase (decrease) in cash and cash equivalents	3,852	(5,728)
Cash and cash equivalents, beginning of year	4,256	11,843
Cash and cash equivalents, end of period	$8,108	$6,115
Supplemental disclosures of cash flow information
Cash paid for interest	$22,891	$24,075
Cash paid for taxes, net	$819	$814

See accompanying notes

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

1.              Description of the Business and Basis of Presentation

The accompanying Consolidated Financial Statements of TRAC Intermodal LLC (the “Company,” “we,” “our” or “TRAC”) are unaudited and have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading.   These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 and with the information contained in other publicly-available filings with the SEC.

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

TRAC is a Delaware limited liability company that was formed on July 12, 2012 to facilitate the issuance of $300,000 aggregate principal amount of  11% Senior Secured Notes (the “Notes”).  The Company conducts its business through its 100% owned subsidiary, Interpool, Inc. (“Interpool”) and its consolidated subsidiaries.   TRAC is ultimately owned by Seacastle Inc. (“Seacastle”). Seacastle is owned by private equity funds that are managed by an affiliate of Fortress Investment Group LLC (“Fortress”) and by employees of affiliates of Seacastle. Interpool was founded in 1968 as an operating lessor servicing the intermodal transportation equipment industry. Interpool was listed on The New York Stock Exchange as a public company in 1993 and was acquired and taken private by Seacastle in July 2007.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

1.                                      Description of the Business and Basis of Presentation (continued)

New Accounting Standards

Pending Adoption

In April 2015, the FASB issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs.  The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted.  The Company will adopt this standard in the first quarter of 2016 on a retrospective basis.  The implementation of this standard will result in the reclassification of certain debt issuance costs from Other assets to a reduction in the carrying amount of the related debt liability within the Consolidated Balance Sheets.

In February 2015, the FASB issued authoritative guidance on accounting for Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  The amendments address stakeholders concerns that current U.S. GAAP might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations.  This update changes the analysis that a reporting entity performs to determine whether it should consolidate certain types of legal entities. This update is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted.  The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

In January 2015, the FASB issued authoritative guidance on accounting for Income Statement-Extraordinary and Unusual Items (Topic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The update eliminates from U.S. GAAP the concept of extraordinary items. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company will adopt this standard in the first quarter of 2016.  The implementation of this standard is not expected to have any impact on the Company’s Consolidated Financial Statements.

No other new accounting pronouncements issued or effective during 2015 had or are expected to have a material impact on the Company’s Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

2. Leasing Activity

Equipment Leasing Revenue

The Company has non-cancelable operating leases for certain of its leasing equipment. At March 31, 2015, future minimum lease revenue under these agreements is estimated as follows:

2015	$52,248
2016	46,602
2017	32,746
2018	4,951
2019	3,904
Thereafter	135
$140,586

Finance Revenue

At March 31, 2015, receivables under direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2015	$3,561	$1,097	$2,464
2016	3,877	1,146	2,731
2017	10,354	403	9,951
2018	95	12	83
2019	9	8	1
Thereafter	45	16	29
	$17,941	$2,682	$15,259

As of December 31, 2014, the Company had total lease receivables, unearned lease income and net lease receivables of $19,271, $3,056 and $16,215, respectively.  As of March 31, 2015 and December 31, 2014, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $8,776 and $8,778, respectively.  The unguaranteed residual values are reflected in “Total Lease Receivables” above.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	March 31,	December 31,
	2015	2014
Total leasing equipment	$1,828,329	$1,837,317
Less accumulated depreciation	(412,862)	(400,408)
Leasing equipment, net of accumulated depreciation	$1,415,467	$1,436,909

Leasing equipment includes assets recorded under capital leases of $149,143 and $182,688 with accumulated depreciation of $46,529 and $53,016 at March 31, 2015 and December 31, 2014, respectively.

4. Impairment of Leasing Equipment

Impairment of leasing equipment amounted to $1,433 and $1,126 for the three months ended March 31, 2015 and 2014, respectively.  The increase in impairment charges reflected during 2015 was primarily due to an increase in write-downs associated with axle sets anticipated to be unsuitable for remanufacturing.  The above impairment charges are recorded in Impairment of leasing equipment in the Consolidated Statements of Operations.

5. Capitalized Software Development Costs

In 2014, the Company’s Investment Committee approved the proposal to replace its principle operating and financial reporting systems, named “Project Helix” to provide more functional capabilities necessitated by new business requirements emerging from the industry shift to the motor carrier model.  In conjunction with application development efforts during the quarter ended March 31, 2015, the Company capitalized $2,742 of eligible costs in accordance with ASC 350-40, Internal-Use Software.  These costs are included in Other assets in the Consolidated Balance Sheet.  Once the software is substantially complete and ready for its intended use, capitalization will cease.  Capitalized software costs will be amortized on a straight-line basis over seven years, the estimated useful life of the software.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

6. Borrowings

The following is a summary of the Company’s borrowings:

	March 31,	December 31,
	2015	2014
Senior Secured 11% Notes	$300,000	$300,000
ABL Facility	760,000	759,000
Loans Payable CIMC	16,352	16,950
Capital lease obligations	72,885	88,272
Total debt	1,149,237	1,164,222
Less current maturities	(23,439)	(30,546)
Long-term debt, less current maturities	$1,125,798	$1,133,676

The Company’s debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 5.78% for the year ended December 31, 2014.  For the three months ended March 31, 2015 and 2014, the weighted-average interest rate was 5.72% and 6.05%, respectively.  The weighted-average interest rates disclosed are calculated as “all-in” rates which include cash interest expense and amortization of agents’ fees and deferred financing fees.

On February 28, 2015, the Company exercised a purchase option from a maturing capital lease for an aggregate price of $11,806.

7. Derivatives and Hedging Activities

In the normal course of business, the Company utilizes interest rate derivatives to manage its exposure to interest rate risks. Through the utilization of interest rate derivatives, the Company receives floating rate payments in exchange for fixed rate payments, effectively converting its floating rate debt to a fixed rate.  If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. The Company’s interest rate derivative qualifies and has been designated as a cash flow hedge.  For the effective portion of the derivative gain or loss, changes in fair value are recorded in Accumulated other comprehensive income and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings.  The ineffective portion of the derivative gain or loss is recorded in Interest expense in the Consolidated Statements of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

7. Derivatives and Hedging Activities (continued)

On January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument.  The Company receives one month LIBOR with interest payable at a rate of 0.756% on the notional amount.  At March 31, 2015, one month LIBOR was 0.176%.  The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

The Company’s interest rate derivative involves counterparty credit risk.  As of March 31, 2015, the Company does not anticipate its counterparty will fail to meet its obligation.  As of March 31, 2015, there are no credit risk related contingent features in the Company’s derivative agreement.   For additional disclosures related to derivative instruments, see Notes 10 and 14 to the Consolidated Financial Statements.

The Company held the following interest rate derivative as of March 31, 2015:

	Notional	Effective	Maturity	Floating	Fixed Leg	Fair
Hedged Item	Amount	Date	Date	Rate	Interest Rate	Value Gain(a)
ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$248

(a)         This interest rate derivative is recorded in Other Assets in the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
March 31, 2015	$300,000	0.756%	2.28 years
December 31, 2014	$300,000	0.756%	2.53 years

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

7.  Derivative and Hedging Activities (continued)

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the Consolidated Financial Statements for the periods indicated:

	Effective Portion				Ineffective Portion
	Derivative Instruments	Change in Unrealized Loss Recognized in OCI on Derivatives (a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income (b)	Classification of Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative (c)

Three Months ended March 31, 2015	Interest rate derivatives	$(1,353)	Interest expense	$3,562	Interest expense	$(20)

Three Months ended March 31, 2014	Interest rate derivatives	$(409)	Interest expense	$3,065	Interest expense	$(21)

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

	Three Months ended
	March 31,
	2015	2014

Net settlements of interest rate derivative, net of tax of ($174) and ($177), respectively	$269	$273
Amortization of terminated derivatives, net of tax of ($2,123) and ($1,814), respectively	3,293	2,792
	$3,562	$3,065

(c)                                  Amount impacting income not related to AOCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

7. Derivatives and Hedging Activities (continued)

The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the three months ended March 31, 2015 and 2014:

Hedged	Original Maximum Notional	Effective	Maturity	Fixed	Termination De-designation	Deferred Loss Upon	Un- amortized Deferred (Gain) or Loss at March 31,	Amount of Deferred Loss Amortized (including Accelerated Amortization) into Interest Expense for the Three Months Ended March 31,		Amount of Deferred Loss Expected to be Amortized Over the Next Twelve
Item	Amount	Date	Date	Rate %	Date	Termination	2015	2015	2014	Months

(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$(8)	$—	$4	$(4)
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	(24)	1	18	(11)
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	—	—	89	—
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	—	—	14	—
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	—	—	46	—
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	1,387	179	—	621
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	1,194	186	—	655
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	—	—	(59)	—
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	—	—	(19)	—
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(89)	(14)	(15)	(56)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(282)	(58)	(60)	(186)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	—	—	150	—
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	442	93	133	300
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	1,581	406	612	1,119
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	—	—	1,462	—
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	—	—	1,648	—
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	—	—	583	—
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	38,461	4,623	—	16,724
Total						$127,529	$42,662	$5,416	$4,606	$19,162

(a)                                  This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)                                 This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)                                  This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)                                 This hedged item is referred to as Chassis Financing Program, Portfolio A

The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $800 (which is net of tax of $517) and amortization of deferred losses on the Company’s terminated derivatives of $11,637 (which is net of tax of $7,525).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

8. Commitments and Contingencies

Purchase Commitments

Our chassis purchase commitments are related to commitments to refurbish and remanufacture chassis during 2015.  At March 31, 2015, the Company had commitments totaling approximately $8,332, all of which was committed for 2015.

Lease Commitments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2025. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of March 31, 2015, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was $35,101.

9.  Income Taxes

The consolidated income tax provision for the three months ended March, 31, 2015 and 2014 was determined based upon estimates of the Company’s consolidated forecasted effective income tax rates for the years ended December 31, 2015 and 2014, respectively.  For the three months ended March 31, 2015, the Company recorded a tax provision of $7,380, reflecting a 37.8% effective tax rate.  This compares to a tax provision of $3,856, reflecting a 41.3% effective tax rate for the three months ended March 31, 2014.   The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to Canadian and Mexican tax provisions.

10. Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss (“AOCI”) includes the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gains and losses primarily relating to the Company’s Canadian operation.

For the three months ended March 31, 2015, the components of AOCI, net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$1,121	$(29,201)	$(537)	$(28,617)
Current-period other comprehensive income (loss)	(1,084)	3,293	(407)	1,802
Balance, March 31, 2015	$37	$(25,908)	$(944)	$(26,815)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

10. Accumulated Other Comprehensive Loss (continued)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Operations for the periods indicated:

		Three Months Ended March 31,
	Income Statement Line Item	2015	2014
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest expense	$5,416	$4,606
Related income tax benefit	Benefit for income taxes	(2,123)	(1,814)
Net loss reclassified out of AOCI		$3,293	$2,792

11. Share-Based Payment

A summary of the restricted shares of SCT Chassis, Inc. under the Company’s share-based compensation plan is as follows.  All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at January 1, 2015	180,217	$6.71	$1,209
Granted	14,702	11.08	163
Forfeited	—	—	—
Vested	(128,741)	7.01	(902)
Non-vested at March 31, 2015	66,178	$7.10	$470

On January 1, 2015, 14,702 restricted shares of SCT Chassis, Inc. were granted to two key employees at a fair value of $11.08 per share or a total fair value of $163.  These shares vested immediately.

The Company recorded share-based compensation expense for the three months ended March 31, 2015 and 2014 of $247 and $218, respectively. Compensation expense is recorded as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation expense was approximately $346 at March 31, 2015, which is expected to be recognized over the remaining weighted-average vesting period of 1.2 years.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

11. Share-Based Payment (continued)

The Management Shareholder Agreements also provide for additional grants of 1,096,954 restricted shares upon the achievement of certain performance conditions or a certain market condition following a liquidity event.  No compensation expense has been recorded related to these shares since achievement of these conditions is not considered probable.

Share Repurchases

There were no share repurchases for the quarter ended March 31, 2015.

12. Segment and Geographic Information

The Company’s principal business is providing marine and domestic chassis on both long and short-term leases or rental agreements to a diversified customer base including the world’s leading shipping lines, Class I railroads, major U.S. intermodal transportation companies and motor carriers. The Company provides such services to its customers through two operating and reportable segments, the Marine Market segment and the Domestic Market segment. The reportable segments are based on the chassis markets that are served by the Company.

The Company evaluates segment performance and allocates resources to them primarily based upon Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income, non-cash share-based compensation and principal collections on direct finance leases. Adjusted EBITDA is not a measure recognized under U.S. GAAP and does not have a standardized meaning prescribed by U.S. GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help the Company meet its current financial goals and optimize its financial performance. Accordingly, the Company believes this metric measures its financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

12. Segment and Geographic Information (continued)

The following tables show segment information for the three months ended March 31, 2015 and 2014.

Three Months ended March 31, 2015	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$9,166	$3,947	$—	$13,113
Pool revenue	109,357	38,219	—	147,576
All other revenue	3,895	2,318	1,853	8,066
Total revenue	$122,418	$44,484	$1,853	$168,755
Adjusted EBITDA	42,216	27,158	(7,446)	61,928
Depreciation expense	9,654	6,783	1,464	17,901
Net investment in direct finance leases	15,055	204	—	15,259
Leasing equipment	780,895	491,587	142,985	1,415,467
Capital expenditures for long-lived assets	2,151	10,007	3,299	15,457

Three Months ended March 31, 2014	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$10,149	$5,154	$—	$15,303
Pool revenue	80,778	35,288	—	116,066
All other revenue	4,959	2,372	951	8,282
Total revenue	$95,886	$42,814	$951	$139,651
Adjusted EBITDA	32,888	25,472	(6,163)	52,197
Depreciation expense	9,021	7,634	1,849	18,504
Net investment in direct finance leases	21,518	150	—	21,668
Leasing equipment	749,753	462,392	174,893	1,387,038
Capital expenditures for long-lived assets	14,910	867	631	16,408

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

12. Segment and Geographic Information (continued)

The following are reconciliations of Adjusted EBITDA to the Company’s net income for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA	$61,928	$52,197
Principal collections on direct finance leases, net of interest earned	(1,225)	(1,187)
Non-cash share-based compensation	(247)	(218)
Interest expense	(22,097)	(22,216)
Depreciation expense	(17,901)	(18,504)
Impairment of leasing equipment	(1,433)	(1,126)
Loss on modification and extinguishment of debt and capital lease obligations	(39)	(22)
Other income, net	554	382
Interest income	1	24
Income before provision for income taxes	19,541	9,330
Provision for income taxes	7,380	3,856
Net income	$12,161	$5,474

Geographic Information

Primarily all of the Company’s revenues and long lived assets are attributable to the United States, the Company’s country of domicile.

13. Related Party Transactions

Management, Facility Fees and Chassis Leasing

The Company incurs charges from Seacastle for facility fees.  The Company also charges management fees to a subsidiary of Seacastle for expenses incurred and services performed on its behalf.  For the three months ended March 31, 2015 and 2014, the above activity resulted in income for the Company, on a net basis, of $31 and $24, respectively.  These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company has a net receivable from affiliates of $678 and $705 at March 31, 2015 and December 31, 2014, respectively, which is included in Other assets on the Consolidated Balance Sheets.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

13. Related Party Transactions (continued)

The Company also leases chassis to the Florida East Coast Railway (“FEC”) under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress. For the three months ended March 31, 2015 and 2014, the Company recorded chassis leasing revenue from FEC of $509 and $370, respectively.  These amounts are recorded in Equipment leasing revenue on the Consolidated Statements of Operations.

Due from Employees

During the first quarter of 2015, the Company recorded a receivable from certain key employees of $620 for payroll taxes paid on their behalf by the Company related to the vesting of their restricted stock grants.  The receivable is included in Other assets in the Consolidated Balance Sheet.  Settlement is anticipated on or before December 31, 2015.

14. Fair Value of Financial Instruments

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of March 31,	Fair Value Measurement as of March 31, 2015 using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,108	$8,108	$—	$—
Derivative instruments	248	—	248	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2014 using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,256	$4,256	$—	$—
Derivative instruments	2,015	—	2,015	—

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14. Fair Value of Financial Instruments (continued)

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

Debt:  The Company’s debt consists of fixed and floating rate instruments. Variable interest rate debt was $479,610 as of March 31, 2015 and $479,334 as of December 31, 2014.  Accordingly, the Company’s variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $669,627 as of March 31, 2015 and $684,888 as of December 31, 2014.  Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14. Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instrument	$248	$248	$2,015	$2,015
Total debt and capital lease obligations	$(1,149,237)	$(1,179,454)	$(1,164,222)	$(1,186,862)

15. Guarantor Financial Information

On August 9, 2012, TRAC Intermodal LLC along with TRAC Intermodal Corp., entered into a purchase agreement pursuant to which it sold $300,000 aggregate principal amount of the Senior Secured 11% Notes (the”Notes”). Concurrent with the offering of the Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the SEC to offer exchange notes with terms substantially identical to the Notes. The exchange offer to exchange the Notes for notes which have been registered under the Securities Act of 1933, as amended (the “Securities Act”), commenced on June 6, 2013, expired on July 5, 2013 and closed on July 10, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date 100% of the Notes were validly tendered for exchange.   The notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Company.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

15. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

March 31, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$5,939	$2,169	$—	$8,108
Accounts receivable, net	—	130,992	595	—	131,587
Net investment in direct finance leases	—	23,910	—	(8,651)	15,259
Leasing equipment, net of accumulated depreciation	—	1,402,814	12,653	—	1,415,467
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	678	5	(5)	678
Intercompany interest receivable	4,217	—	—	(4,217)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	544,608	4,947	—	(549,555)	—
Other assets	—	43,769	275	—	44,044
Total assets	$848,825	$1,864,956	$15,697	$(862,428)	$1,867,050
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$4,217	$57,717	$16	$—	$61,950
Intercompany payable	—	5	—	(5)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	4,217	—	(4,217)	—
Intercompany lease payable	—	—	8,651	(8,651)	—
Deferred income taxes, net	—	109,172	2,083	—	111,255
Debt and capital lease obligations	300,000	849,237	—	—	1,149,237
Total liabilities	304,217	1,320,348	10,750	(312,873)	1,322,442
Total member’s interest	544,608	544,608	4,947	(549,555)	544,608
Total liabilities and member’s interest	$848,825	$1,864,956	$15,697	$(862,428)	$1,867,050

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

15. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended March 31, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$168,029	$789	$(63)	$168,755
Direct operating expenses	—	84,941	10	—	84,951
Selling, general and administrative expenses	—	21,134	142	—	21,276
Depreciation expense	—	17,758	143	—	17,901
Provision for doubtful accounts	—	2,072	—	—	2,072
Impairment of leasing equipment	—	1,433	—	—	1,433
Loss on modification and extinguishment of debt and capital lease obligations	—	39	—	—	39
Interest expense	8,250	22,097	63	(8,313)	22,097
Interest income	(8,250)	(1)	—	8,250	(1)
Equity in earnings of subsidiary	(12,161)	(305)	—	12,466	—
Other income, net	—	(554)	—	—	(554)
Total (income) expense	(12,161)	148,614	358	12,403	149,214
Income (loss) before provision for income taxes	12,161	19,415	431	(12,466)	19,541
Provision for income taxes	—	7,254	126	—	7,380
Net income	12,161	12,161	305	(12,466)	12,161
Unrealized loss on derivative instruments, net of tax of $704	—	(1,084)	—	—	(1,084)
Derivative loss reclassified into earnings, net of tax of ($2,123)	—	3,293	—	—	3,293
Foreign currency translation loss, net of tax of $237	—	(407)	—	—	(407)
Total other comprehensive income	—	1,802	—	—	1,802
Total comprehensive income	$12,161	$13,963	$305	$(12,466)	$13,963

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

15. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$26,678	$(50)	$373	$27,001
Investing activities:
Proceeds from sale of leasing equipment	—	6,500	—	—	6,500
Collections on net investment in direct finance leases, net of interest earned	—	1,598	—	(373)	1,225
Purchase of leasing equipment	—	(12,158)	—	—	(12,158)
Purchase of fixed assets	—	(3,299)	—	—	(3,299)
Net cash used in investing activities	—	(7,359)	—	(373)	(7,732)
Financing activities:
Proceeds from long-term debt	—	54,000	—	—	54,000
Repayments of long-term debt	—	(69,064)	—	—	(69,064)
Repurchase of indirect parent shares from employees	—	—	—	—	—
Net cash used in financing activities	—	(15,064)	—	—	(15,064)
Effect of changes in exchange rates on cash and cash equivalents	—	(353)	—	—	(353)
Net increase (decrease) in cash and cash equivalents	—	3,902	(50)	—	3,852
Cash and cash equivalents, beginning of period	—	2,037	2,219	—	4,256
Cash and cash equivalents, end of period	$—	$5,939	$2,169	$—	$8,108

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

15. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

December 31, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,037	$2,219	$—	$4,256
Accounts receivable, net	—	134,765	311	—	135,076
Net investment in direct finance leases	—	25,176	—	(8,961)	16,215
Leasing equipment, net of accumulated depreciation	—	1,424,112	12,797	—	1,436,909
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	704	8	(8)	704
Intercompany interest receivable	12,467	—	—	(12,467)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	530,398	4,642	—	(535,040)	—
Other assets	—	40,966	284	—	41,250
Total assets	$842,865	$1,884,309	$15,619	$(856,476)	$1,886,317
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$12,467	$76,705	$58	$—	$89,230
Intercompany payable	—	8	—	(8)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	12,467	—	(12,467)	—
Intercompany lease payable	—	—	8,961	(8,961)	—
Deferred income taxes, net	—	100,509	1,958	—	102,467
Debt and capital lease obligations	300,000	864,222	—	—	1,164,222
Total liabilities	312,467	1,353,911	10,977	(321,436)	1,355,919
Total member’s interest	530,398	530,398	4,642	(535,040)	530,398
Total liabilities and member’s interest	$842,865	$1,884,309	$15,619	$(856,476)	$1,886,317

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

15.  Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended March 31, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$138,950	$774	$(73)	$139,651
Direct operating expenses	—	66,823	10	—	66,833
Selling, general and administrative expenses	—	18,444	125	—	18,569
Depreciation expense	—	18,337	167	—	18,504
Provision for doubtful accounts	—	3,457	—	—	3,457
Impairment of leasing equipment	—	1,126	—	—	1,126
Loss on modification and extinguishment of debt and capital lease obligations	—	22	—	—	22
Interest expense	8,250	22,216	73	(8,323)	22,216
Interest income	(8,250)	(24)	—	8,250	(24)
Equity in earnings of subsidiary	(5,474)	(224)	—	5,698	—
Other income, net	—	(382)	—	—	(382)
Total (income) expense	(5,474)	129,795	375	5,625	130,321
Income (loss) before provision for income taxes	5,474	9,155	399	(5,698)	9,330
Provision for income taxes	—	3,681	175	—	3,856
Net income	5,474	5,474	224	(5,698)	5,474
Unrealized loss on derivative instruments, net of tax of $89	—	(136)	—	—	(136)
Derivative loss reclassified into earnings, net of tax of ($1,814)	—	2,792	—	—	2,792
Foreign currency translation loss, net of tax of $130	—	(207)	—	—	(207)
Total other comprehensive income	—	2,449	—	—	2,449
Total comprehensive income	$5,474	$7,923	$224	$(5,698)	$7,923

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

15. Guarantor Financial Information (continued)

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

16.  Subsequent Events

On May 1, 2015, the Company entered into an agreement to lease 4,272 marine chassis from one of its shipping line customers. These chassis will be contributed to a West Coast pool on behalf of the shipping line. Approximately half of the units will be leased for a three year term which commenced on May 1, 2015. The remaining units may be returned to the shipping line at any time during the lease period. Unit rental rates vary depending on specified groups of chassis. Aggregate annual lease payments are estimated to be $3.5 million assuming all units remain on lease for the three-year term.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the interim Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. All dollar amounts discussed below are in thousands of U.S. dollars except per share amounts, or unless otherwise stated. The interim financial statements have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions.  Our actual results could differ materially from those anticipated in the “Forward-looking statements” set forth in this Quarterly Report on Form 10-Q as a result of many factors, including those included and discussed in “Forward-looking statements” and “Risk factors” set forth in Part I-Item 1A of our Annual Report on Form 10-K for fiscal year 2014 and elsewhere in this report.

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

Our fleet of equipment primarily consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of March 31, 2015, we owned, leased-in or managed a fleet of 308,392 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.43 billion.

We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

•                                          Marine Market segment—primarily serving shipping lines and motor carriers with 20’, 40’ and 45’ foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of March 31, 2015, our active fleet included 196,587 marine chassis.

•                                          Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53’ chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of March 31, 2015, our active fleet included 77,745 domestic chassis.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2015, approximately 18%, 1%, and 81% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively. As of March 31, 2015, 29% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $158.5 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.  Our utilization rates are determined by the percentage of our total fleet that is on-hire divided by the total fleet, excluding chassis awaiting the remanufacture process.  As of March 31, 2015 and 2014, our utilization rates were 95.8% and 92.7%, respectively.

The table below summarizes our total fleet by type of lease as of March 31, 2015:

	Units		Net book value		Average	% of
Total fleet by lease type	# of units	% of total	$ in millions	% of total	age (in years)	On-hire fleet
Term lease	46,268	15	$230.0	16	13.5	18
Direct finance lease	3,953	1	15.3	1	10.2	1
Marine chassis pool	147,307	48	617.7	43	14.5	56
Domestic chassis pool	65,299	21	424.7	30	7.7	25
On-hire fleet	262,827	85	1,287.7	90	12.7	100
Available fleet	11,505	4	51.0	4	14.9
Active fleet	274,332	89	1,338.7	94	12.8
Units available for remanufacture	34,060	11	92.0	6
Total fleet	308,392	100	$1,430.7	100

Term lease products

Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership, and bear the risk of re-leasing the asset upon expiration of the lease.  For the three months ended March 31, 2015, our term lease renewal rate was approximately 97% with very little movement of assets from term arrangements to pool arrangements during the quarter.

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

Chassis pools

We operate and maintain domestic and marine chassis pools. Additionally, we are a contributor to several cooperative (“co-op”) pools.  In a co-op pool model, several chassis owners contribute chassis into a single pool for users.  Contributors must contribute a number of chassis proportionate to that of their customer usage.  An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis.  Costs of the pool are generally charged back to the contributors either by total number of chassis contributed or by number of chassis actually used.  A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Because substantially all our major customers have regular shipments requiring chassis, many commit to subscription levels for minimum chassis usage to ensure sufficient chassis supply. As of March 31, 2015, 16% of chassis pool revenue was generated by such minimum usage arrangements.

Marine chassis pools

We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and the Pacific Southwest using marine 20’, 40’ and 45’ chassis. As of March 31, 2015, we owned 134,512 units and managed 12,795 units owned and contributed by shipping lines for a total of 147,307 units. The net book value of our owned marine pool units amounted to $617.7 million as of March 31, 2015. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the three months ended March 31, 2015, approximately 2% of marine chassis pool revenue was generated under subscription arrangements.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Domestic chassis pools

We also operate pools for domestic 53’ chassis at railroad ramps throughout the United States. As of March 31, 2015, we had 65,299 chassis, including 9,203 that we lease-in, engaged in providing this service. The net book value of the domestic pool chassis that we own totaled $424.7 million, as of March 31, 2015. In 2014 and continuing into 2015, we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. We have been advised by one of the Class I railroads that they intend to terminate their exclusive agreement with us effective in 2016.  We are currently in negotiations with this Class I railroad about an alternative non-exclusive agreement with us. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies that operate standard-size domestic intermodal equipment.  Large portions of our domestic chassis are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length.  For the three months ended March 31, 2015, approximately 54% of domestic chassis pool revenue was generated under subscription arrangements.

Other revenue

Other revenue is derived from three primary sources: maintenance and repair service revenue, repositioning revenue and management services revenue.

Critical Accounting Policies

There have been no material changes in our critical accounting policies from those disclosed in our 2014 Annual Report on Form 10-K.  For discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 of our 2014 Annual Report on Form 10-K.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of our consolidated results for the three months ended March 31, 2015 to the three months ended March 31, 2014

	Three Months Ended March 31,		Variance
	2015	2014	$ change	% change
Revenues:
Equipment leasing revenue	$160,689	$131,369	$29,320	22
Finance revenue	406	595	(189)	(32)
Other revenue	7,660	7,687	(27)	(** )
Total revenues	$168,755	$139,651	$29,104	21
Expenses:
Direct operating expenses	84,951	66,833	18,118	27
Selling, general and administrative expenses	21,276	18,569	2,707	15
Depreciation expense	17,901	18,504	(603)	(3)
Provision for doubtful accounts	2,072	3,457	(1,385)	(40)
Impairment of leasing equipment	1,433	1,126	307	27
Loss on modification and extinguishment of debt and capital lease obligations	39	22	17	77
Interest expense	22,097	22,216	(119)	**
Interest income	(1)	(24)	23	**
Other income, net	(554)	(382)	(172)	45
Total expenses	149,214	130,321	18,893	15
Income before provision for income taxes	19,541	9,330	10,211	109
Provision for income taxes	7,380	3,856	3,524	91
Net income	$12,161	$5,474	$6,687	122
Adjusted net income(1)	$16,683	$9,348	$7,335	78
Adjusted EBITDA(1)	$61,928	$52,197	$9,731	19

**                                  Not meaningful

(1)                                 For a reconciliation of Adjusted net (loss) income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures.

Revenues

Total Company revenue was $168.8 million for the three months ended March 31, 2015 compared to $139.7 million for the three months ended March 31, 2014, an increase of $29.1 million or 21%.

Equipment leasing revenue was $160.7 million for the three months ended March 31, 2015 compared to $131.4 million for the three months ended March 31, 2014, an increase of $29.3 million or 22%. This increase was primarily the result of a 17% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $23.9 million, and an increase in the average on-hire fleet of approximately 10,200 chassis, or 4%, which led to an increase in equipment leasing revenue of $5.4 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in average per diem rates is primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services.  We have also benefited from negotiated rate increases to shipping line, railroad and intermodal logistics customers.  The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 14,892 chassis from our shipping line customers from April 1, 2014 through March 31, 2015 as well as a shift of 12,912 term lease units into our pools over the same period. Such purchases and movements from long-term lease arrangements to pools are consistent with our expectations as the industry shift to the motor carrier model continues to evolve.

Finance revenue was $0.4 million for the three months ended March 31, 2015 compared to $0.6 million for the three months ended March 31, 2014, a decrease of $0.2 million or 33%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $7.3 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $7.7 million for each of the three months ended March 31, 2015 and 2014. Although Other revenue was $7.7 million in both comparable periods, the components varied. During 2015, we experienced a $0.4 million increase in scrap metal proceeds in connection with the disposal of end-of-life chassis, partially offset by a $0.2 million reduction in billings to pool customers for the repositioning of equipment. In addition, a $0.1 million reduction in fees earned for management services and a decrease in repair billings to customers for damage incurred while the chassis was on lease of $0.1 million were also contributing factors as compared to the prior year period.

Marine Market segment

Total Marine Market segment revenue was $122.4 million for the three months ended March 31, 2015 compared to $95.9 million for the three months ended March 31, 2014, an increase of $26.5 million or 28%.

	Three Months Ended March 31,
Key Operating Statistics	2015	2014	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$109,357	$80,778	$28,579	35
Average Total Fleet	147,145	132,103	15,042	11
Average Daily Revenue per Chassis	$8.26	$6.79	$1.47	22
Term Lease Statistics
Per Diem Revenue	$9,166	$10,149	$(983)	(10)
Average Total Fleet	34,251	43,277	(9,026)	(21)
Average Daily Revenue per Chassis	$2.97	$2.61	$0.36	14

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $118.5 million for the three months ended March 31, 2015 compared to $90.9 million for the three months ended March 31, 2014, an increase of $27.6 million or 30%. Marine pool per diem revenues increased $28.6 million or 35% due to a 22% increase in the average per diem rate and an 11% increase in the average number of chassis in our marine pools. The increased number of chassis in our marine pools is due to the Company’s purchase of 14,892 chassis from our shipping line customers from April 1, 2014 through March 31, 2015 as well as a shift of 12,912 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model.  The increase in the average per diem rates in the marine pools is primarily due to a favorable mix of higher per diem rates billed to motor carriers and negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 55% of total marine pool per diem revenue in the first quarter of 2015 from 46% in the first quarter of 2014. Marine segment term lease revenues decreased $1.0 million or 10% due to a 21% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool during 2014. This decrease was partially offset by a 14% increase in the average per diem rates.

Finance revenue was $0.4 million for the three months ended March 31, 2015 compared to $0.6 million for the three months ended March 31, 2014, a decrease of $0.2 million or 33%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $7.3 million due to normal amortization through principal payments and assets transitioned to the motor carrier model.

Other revenue was $3.5 million for the three months ended March 31, 2015 compared to $4.4 million for the three months ended March 31, 2014, a decrease of $0.9 million or 20%. This decrease was primarily attributable to a reduction in billings to pool customers for the repositioning of equipment of $0.6 million, decreased repair billings to customers for damage incurred while the chassis was on lease of $0.1 million and a $0.1 million reduction in fees earned for management services.

Domestic Market segment

Total Domestic Market segment revenue was $44.5 million for the three months ended March 31, 2015 compared to $42.8 million for the three months ended March 31, 2014, an increase of $1.7 million or 4%.

	Three Months Ended March 31,
Key Operating Statistics	2015	2014		Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$38,219	$35,288		$2,931	8
Average Total Fleet	65,047	60,290		4,757	8
Average Daily Revenue per Chassis	$6.53	$6.50		$0.03	—
Term Lease Statistics
Per Diem Revenue	$3,947	$5,154		$(1,207)	(23)
Average Total Fleet	12,304	12,849		(545)	(4)
Average Daily Revenue per Chassis (*excluding early termination revenue)	$3.56	$3.49	*	$0.07	2

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $42.2 million for the three months ended March 31, 2015 compared to $40.4 million for the three months ended March 31, 2014, an increase of $1.8 million or 4%. Domestic pool per diem revenues increased $2.9 million or 8% due to an 8% increase in the average number of chassis in our domestic pools and a slight increase in the average per diem rates. The increase in the average per diem rates in the domestic pool is primarily due to negotiated per diem rate increases with railroad and intermodal logistic customers. Domestic pool term lease revenues decreased $1.2 million or 23% primarily due to early termination revenue associated with an expiring term lease recognized during the comparable prior year period, as well as a 4% decrease in the average number of chassis on-hire.

Other revenue was $2.3 million for the three months ended March 31, 2015 compared to $2.4 million for the three months ended March 31, 2014, a decrease of $0.1 million or 4%. This decrease was primarily attributable to a $0.3 million decrease in repair billings to customers for damage incurred while the chassis was on lease, partially offset by increases in billings to rebalance our pools of $0.2 million.

Direct operating expenses

Total Company direct operating expenses were $84.9 million for the three months ended March 31, 2015 compared to $66.8 million for the three months ended March 31, 2014, an increase of $18.1 million or 27%.  Maintenance and repair expenses within our Marine and Domestic Market Segments increased $13.3 million or 30%, which was primarily due to a higher average cost per repair, as well as a 10% increase in the average number of chassis operating in marine and domestic chassis pools. The increase in the average cost per repair within the Marine Market segment was driven primarily by our geographic expansion to higher labor rate regions where the maintenance and repair work is being performed. Maintenance and repair expenses for chassis residing at third party depots and at the Company’s service centers increased $1.7 million during the three months ended March 31, 2015 versus the comparable period of 2014. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $2.0 million and an increase in pool operational expense of $0.7 million. Other direct operating expenses such as chassis usage fees and licensing expense contributed to the remaining increase of $0.4 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $66.3 million for the three months ended March 31, 2015 compared to $49.4 million for the three months ended March 31, 2014, reflecting an increase of $16.9 million or 34%. Maintenance and repair expenses increased $14.7 million or 43%, which was primarily due to a higher average cost per repair driven primarily by our geographic expansion to higher labor rate regions where the maintenance and repair work is being performed, as well as an 11% increase in the average number of chassis operating in marine pools. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expense of $1.2 million and an increase in pool operational expense of $0.7 million. Other direct operating expenses such as storage costs and licensing expense contributed to the remaining increase of $0.3 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $13.0 million for the three months ended March 31, 2015 compared to $13.5 million for the three months ended March 31, 2014, reflecting a decrease of $0.5 million or 4%. Maintenance and repair expenses decreased $1.4 million or 14%, despite an 8% increase in the average number of chassis operating in domestic pools. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the three months ended March 31, 2015 versus the comparable period of 2014. This decrease was partially offset by increasing customer demand in chassis pools which has resulted in an increase in repositioning and handling expenses of $0.7 million and chassis usage fees of $0.2 million.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Variance	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$122,418	$95,886	$26,532	$42,216	$32,888	$9,328
Domestic Market segment	44,484	42,814	1,670	27,158	25,472	1,686
Total Reportable segments	$166,902	$138,700	$28,202	$69,374	$58,360	$11,014
Other	1,853	951	902	(7,446)	(6,163)	(1,283)
Total Company	$168,755	$139,651	$29,104	$61,928	$52,197	$9,731

Principal collections on direct finance leases				(1,225)	(1,187)
Non-cash share-based compensation				(247)	(218)
Depreciation expense				(17,901)	(18,504)
Impairment of leasing equipment				(1,433)	(1,126)
Loss on modification and extinguishment of debt and capital lease obligations				(39)	(22)
Interest expense				(22,097)	(22,216)
Other income, net				554	382
Interest income				1	24
Income before provision for income taxes				19,541	9,330
Provision for income taxes				7,380	3,856
Net income				$12,161	$5,474

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, general and administrative expenses

Selling, general and administrative expenses were $21.3 million for the three months ended March 31, 2015 compared to $18.6 million for the three months ended March 31, 2014, an increase of $2.7 million or 15%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of the industry shift to the motor carrier model and consulting fees in support of information technology, operational and human resource initiatives, partially offset by the capitalization of compensation and related benefit costs for employees directly associated with the development of our new operating and financial reporting systems (“Project Helix”).

Depreciation expense

Depreciation expense was $17.9 million for the three months ended March 31, 2015 compared to $18.5 million for the three months ended March 31, 2014, a decrease of $0.6 million or 3%. This decrease was primarily due to reductions in depreciation expense resulting from the change in the estimated useful life of 53’ domestic chassis from 17.5 years to 20 years effective April 1, 2014. Also contributing to the decrease in depreciation expense was the early retirement of certain marine chassis as of April 1, 2014. Retiring such chassis eliminated the need to depreciate them subsequently. These decreases are partially offset by incremental depreciation expense resulting from chassis acquired since April 1, 2014. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool.

Provision for doubtful accounts

The provision for doubtful accounts was $2.1 million for the three months ended March 31, 2015 compared to $3.5 million for the three months ended March 31, 2014, a decrease of $1.4 million. Although we continue to experience an increase in billings associated with the motor carrier model, strong cash collections have improved our historical collection experience which led to a reduction in the required provision for doubtful accounts.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $1.4 million for the three months ended March 31, 2015 compared to $1.1 million for the three months ended March 31, 2014, an increase of $0.3 million or 27%. This increase was primarily due to estimated provisions associated with axle sets anticipated to be unsuitable for the remanufacturing program.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest expense

Interest expense was $22.1 million for the three months ended March 31, 2015 compared to $22.2 million for the three months ended March 31, 2014, a decrease of $0.1 million. The cash interest portion of this decrease amounted to $1.1 million, while the non-cash interest portion (consisting of deferred financing fees and the amortized losses on terminated derivative instruments) resulted in an increase amounting to $1.0 million.  The decrease in cash interest expense during the three months ended March 31, 2015 was primarily due to a reduction in the weighted-average interest rate from 5.51% during the first quarter of 2014 to 5.13% during the first quarter of 2015, which accounted for a $1.1 million decrease in cash interest expense.  The increase in non-cash interest expense was primarily due to a $0.8 million increase in the amortization of deferred mark-to-market losses on terminated interest rate swap agreements and a $0.2 million increase in the amortization of deferred financing fees.

Other income, net

Other income, net for the three months ended March 31, 2015 was $0.6 million compared to $0.4 million for the three months ended March 31, 2014, an increase of $0.2 million. The increase was primarily due to incremental gains associated with the disposition of equipment recorded during the current year period.

Provision for income taxes

The effective income tax rates for the three months ended March 31, 2015 and 2014 were 38% and 41%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net income

Net income was $12.2 million for the three months ended March 31, 2015 compared to net income of $5.5 million for the three months ended March 31, 2014. The increase in the net income was attributable to the items noted above.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, lines of credit and other secured and unsecured borrowings.

Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections, billings to lessees for maintenance and repairs and billings to lessees for repositioning and management services.  Cash flow provided by operating activities was $27.0 million and $23.0 million for the three months ended March 31, 2015 and 2014, respectively.  The increase was primarily the result of increased profitability of $9.7 million on higher total revenues and lower cash paid for interest of $1.2 million, partially offset by lower cash provided by working capital of $7.1 million.

Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were $1,149.2 million as of March 31, 2015 and $1,164.2 million as of December 31, 2014.  As of March 31, 2015, we had $760.0 million outstanding under the ABL Facility and the ability to draw $490.0 million. No other amounts are available to draw under other currently secured or unsecured borrowings.

Other Considerations

As of March 31, 2015, we had approximately $23.4 million of scheduled debt amortization over the next 12 month period.  These amounts do not include $55.3 million of interest payments, $8.3 million of asset purchase commitments and $8.4 million of operating lease commitments existing as of March 31, 2015 and maturing over the next 12 months.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity needs for acquisition of new chassis

We expect to invest substantial funds to acquire new and used chassis and remanufacture chassis, although there can be no assurances as to the timing and amount of such acquisitions.  During 2014, a total of $149.4 million was invested of which $111.6 million was used to acquire and refurbish marine chassis and $37.8 million was used to remanufacture domestic chassis.  During the three months ended March 31, 2015, $12.2 million was invested of which $2.2 million was used to acquire and refurbish marine chassis and $10.0 million was used to remanufacture domestic chassis.  We anticipate additional equipment investment during the remainder of 2015; however, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors could limit our ability to raise funds and further the growth of our business.

Cash flow

Cash was $8,108 at March 31, 2015 compared to $4,256 at December 31, 2014, an increase of $3,852.  Cash flow information for the three months ended March 31, 2015 and 2014 are as follows:

	Three months Ended March 31,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$27,001	$22,951
Net cash used in investing activities	(7,732)	(9,179)
Net cash used in financing activities	(15,064)	(19,329)
Effect of changes in exchange rates on cash and cash equivalents	(353)	(171)
Net increase (decrease) in cash and cash equivalents	$3,852	$(5,728)

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Net cash provided by operating activities was $27.0 million for the three months ended March 31, 2015 compared to $23.0 million for the three months ended March 31, 2014, an increase of $4.0 million.  The increase was primarily the result of increased profitability of $9.7 million on higher total revenues and lower cash paid for interest of $1.2 million partially offset by lower cash provided by working capital of $7.1 million.

Net cash used in investing activities was $7.7 million for the three months ended March 31, 2015 compared to $9.2 million for the three months ended March 31, 2014, a $1.5 million decrease in cash out-flows. The decrease was primarily driven by a $1.0 million decrease in capital spending coupled with a $0.5 million increase in proceeds from the sales of leasing equipment in the first three months of 2015.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in financing activities was $15.1 million for the three months ended March 31, 2015 compared to $19.3 million for the three months ended March 31, 2014, a $4.2 million decrease. The decrease in cash used for the first quarter of 2015 was primarily attributable to lower net borrowings of $3.7 million along with a $0.6 million decrease in share repurchases from employees.

Contractual obligations and commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of March 31, 2015.

		Maturity in years
(Dollars in thousands)	Total as of Mar 31, 2015	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$760,000	$5,000	$—	$755,000	$—	$—	$—
Senior Secured 11% Notes	300,000	—	—	—	—	300,000	—
Loan payable to CIMC	16,351	2,461	2,576	2,696	2,822	2,953	2,843
Capital lease obligations	72,886	15,978	40,671	3,978	11,006	501	752
Lease asset purchase commitments	8,332	8,332	—	—	—	—	—
Interest payments	199,975	55,291	53,912	41,691	33,583	15,389	109
Operating leases	35,101	8,390	3,529	2,969	3,135	2,481	14,597
Total	$1,392,645	$95,452	$100,688	$806,334	$50,546	$321,324	$18,301

Our contractual obligations consist of principal and interest payments related to the ABL Facility, the Notes, chassis purchase commitments and operating lease payments for our chassis. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments.

Covenants

Under the indenture governing the notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of March 31, 2015, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.

Commitments

Purchase commitments

Our chassis purchase commitments are related to commitments to refurbish and remanufacture chassis in 2015. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to these commitments. As of March 31, 2015, we had commitments totaling $8.3 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating leases

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2025. Minimum rent payments under our material leases were $35.1 million as of March 31, 2015.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measures

Adjusted Net Income

Adjusted net income is a measure of financial and operating performance that is not defined by U.S. GAAP and should not be considered a substitute for net income, income from operations or cash flow from operations, as determined in accordance with U.S. GAAP. Adjusted net income is a measure of our operating and financial performance used by management to focus on consolidated financial and operating performance exclusive of income and expenses that relate to non-routine or significant non-cash items of the business.

We define adjusted net income as net income before non-cash interest expense related to deferred financing fees, non-cash share-based compensation, loss on modification and extinguishment of debt and capital lease obligations, and terminations, modification, and fair value adjustments of derivative instruments and other non-routine, non-cash items as determined by management. We use adjusted net income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net income provides us with a measure of financial performance of the business based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results. Adjusted net income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Net income	$12,161	$5,474
Non-cash interest expense, net of tax	1,112	978
Non-cash share-based compensation, net of tax	148	131
Loss on modification and extinguishment of debt and capital lease obligations	24	13
Loss on termination and modification of derivative instruments, net of tax	3,250	2,764
Fair value adjustment for derivative instruments, net of tax	(12)	(12)
Adjusted net income	$16,683	$9,348

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

Liquidity:  In addition to the uses described above, management and our board of directors use Adjusted EBITDA as an indicator of the amount of cash flow we have available to service our debt obligations, and we believe this measure can serve the same purpose for our investors. We include principal collections on direct finance lease receivables in Adjusted EBITDA because these collections represent cash that we have available to service our debt obligations that is not otherwise included in net income. As a result, by adding back non-cash share-based compensation expenses and by including principal collections on direct finance lease receivables in Adjusted EBITDA, we believe Adjusted EBITDA is a more accurate indicator of our available cash flow to service our debt obligations than net income.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Net income	$12,161	$5,474
Income tax provision	7,380	3,856
Interest expense	22,097	22,216
Depreciation expense	17,901	18,504
Impairment of leasing equipment	1,433	1,126
Loss on modification and extinguishment of debt and capital lease obligations	39	22
Other income, net	(554)	(382)
Interest income	(1)	(24)
Non-cash share-based compensation	247	218
Principal collections on direct finance leases, net of interest earned	1,225	1,187
Adjusted EBITDA	$61,928	$52,197

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company’s cash generation, to Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Net cash provided by operations	$27,001	$22,951
Depreciation and amortization	(17,940)	(18,560)
Provision for doubtful accounts	(2,072)	(3,457)
Amortization of deferred financing fees	(1,826)	(1,574)
Derivative loss reclassified into earnings	(5,416)	(4,606)
Ineffective portion of cash flow hedges	20	21
Loss on modification and extinguishment of debt and capital lease obligations	(39)	(22)
Non-cash share-based compensation	(247)	(218)
Other, net	554	384
Impairment of leasing equipment	(1,433)	(1,126)
Changes in assets and liabilities:
Accounts receivable	(1,416)	5,456
Other assets	2,627	2,132
Accounts payable	(294)	(2,054)
Accrued expenses and other liabilities	21,109	9,304
Deferred income taxes, net	(8,467)	(3,157)
Provision (benefit) for income taxes	7,380	3,856
Interest expense	22,097	22,216
Depreciation expense	17,901	18,504
Impairment of leasing equipment	1,433	1,126
Loss on modification and extinguishment of debt and capital lease obligations	39	22
Other income, net	(554)	(382)
Interest income	(1)	(24)
Non-cash share-based compensation	247	218
Principal collections on direct finance leases, net of interest earned	1,225	1,187
Adjusted EBITDA	$61,928	$52,197

PART I.  FINANCIAL INFORMATION

Item 3.                                                         Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to quantitative and qualitative disclosures about market risk from those disclosed in our 2014 Annual Report on Form 10-K.

Item 4.                                                         Disclosure Controls and Procedures

(a)         Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.                                                Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the information set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  As of the date of this Form 10-Q, there have been no significant changes from the risk factors previously disclosed therein.

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
10.1

Amendment to Management Shareholder Agreement, dated as of January 1, 2015, between Interpool Inc., Seacastle Inc., SCT Chassis Inc., and Christopher Annese. (incorporated by reference to Exhibit 10.18 to TRAC Intermodal LLC’s Annual Report on Form 10-K filed with the SEC on March 24, 2015).

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

Date: May 12, 2015

TRAC INTERMODAL LLC

Registrant

	By:	/s/ CHRIS ANNESE

Chris Annese

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)