Form 10-Q
period 2015-06-30
TRAC Intermodal LLC
filed 2015-08-12
CIK 1570774

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission file number 333-188177

TRAC Intermodal LLC

(Exact name of registrant as specified in the charter)

Delaware	46-0648957
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

750 College Road East, Princeton, New Jersey	08540
(Address of principal executive office)	(Zip Code)

(609) 452-8900

(Registrant’s telephone number including area code)

Indicate by check ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒ No  ☐

Indicate by check  ☒ whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file).  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$3,717	$4,256
Accounts receivable, net of allowance of $18,330 and $19,030, respectively	131,581	135,076
Net investment in direct finance leases	14,473	16,215
Leasing equipment, net of accumulated depreciation of $426,187 and $400,408, respectively	1,400,515	1,436,909
Goodwill	251,907	251,907
Other assets	47,846	41,954
Total assets	$1,850,039	$1,886,317

Liabilities and member’s interest
Liabilities
Accounts payable	$18,382	$14,781
Accrued expenses and other liabilities	61,474	74,449
Deferred income taxes, net	118,243	102,467
Debt and capital lease obligations:
Due within one year	28,194	30,546
Due after one year	1,068,183	1,133,676
Total debt and capital lease obligations	1,096,377	1,164,222
Total liabilities	1,294,476	1,355,919

Commitments and contingencies (Note 7)	—	—

Member’s interest
Member’s interest	579,236	559,015
Accumulated other comprehensive loss	(23,673)	(28,617)
Total member’s interest	555,563	530,398
Total liabilities and member’s interest	$1,850,039	$1,886,317

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Equipment leasing revenue	$169,438	$139,715	$330,127	$271,084
Finance revenue	389	561	795	1,156
Other revenue	7,786	12,151	15,446	19,838
Total revenues	177,613	152,427	346,368	292,078

Expenses
Direct operating expenses	99,969	82,983	184,920	149,816
Selling, general and administrative expenses	23,012	22,544	44,288	41,113
Depreciation expense	17,914	16,773	35,815	35,277
Provision for doubtful accounts	99	3,660	2,171	7,117
Impairment of leasing equipment	2,569	1,191	4,002	2,317
Early retirement of leasing equipment	—	37,766	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	—	80	39	102
Interest expense	21,506	21,375	43,603	43,591
Interest income	—	(23)	(1)	(47)
Other income, net	(221)	(135)	(775)	(517)
Total expenses	164,848	186,214	314,062	316,535

Income (loss) before provision (benefit) for income taxes	12,765	(33,787)	32,306	(24,457)
Provision (benefit) for income taxes	5,054	(12,042)	12,434	(8,186)
Net income (loss)	$7,711	$(21,745)	$19,872	$(16,271)

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$7,711	$(21,745)	$19,872	$(16,271)
Unrealized loss on derivative instruments, net of tax of $8 and $612 and $712 and $701, respectively	(11)	(942)	(1,095)	(1,078)
Derivative loss reclassified into earnings, net of tax of ($2,007) and ($1,729) and ($4,130) and ($3,543), respectively	3,103	2,660	6,396	5,452
Foreign currency translation, net of tax of ($32) and ($95) and $205 and $35, respectively	50	146	(357)	(61)
Total other comprehensive income, net of tax	3,142	1,864	4,944	4,313
Total comprehensive income (loss)	$10,853	$(19,881)	$24,816	$(11,958)

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$19,872	$(16,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,874	35,407
Provision for doubtful accounts	2,171	7,117
Amortization of deferred financing fees	3,636	3,296
Loss on modification and extinguishment of debt and capital lease obligations	39	102
Derivative loss reclassified into earnings	10,526	8,995
Ineffective portion of cash flow hedges	(42)	(41)
Impairment of leasing equipment	4,002	2,317
Early retirement of leasing equipment	—	37,766
Share-based compensation	349	436
Deferred income taxes, net	13,340	(9,113)
Other, net	(783)	(521)
Changes in assets and liabilities:
Accounts receivable	1,259	(21,430)
Other assets	(2,079)	(2,030)
Accounts payable	3,601	1,770
Accrued expenses and other liabilities	(6,401)	13,651
Net cash provided by operating activities	85,364	61,451

Cash flows from investing activities
Proceeds from sale of leasing equipment	7,288	6,694
Collections on net investment in direct finance leases, net of interest earned	2,010	2,359
Purchase of leasing equipment	(16,728)	(95,888)
Purchase of fixed assets	(10,183)	(1,023)
Net cash used in investing activities	(17,613)	(87,858)

Cash flows from financing activities
Proceeds from long-term debt	66,750	92,000
Repayments of long-term debt	(134,694)	(61,192)
Cash paid for debt issuance fees	—	(1,973)
Repurchase of indirect parent shares from employees	—	(585)
Net cash (used in) provided by financing activities	(67,944)	28,250

Effect of changes in exchange rates on cash and cash equivalents	(346)	(99)
Net (decrease) increase in cash and cash equivalents	(539)	1,744
Cash and cash equivalents, beginning of year	4,256	11,843
Cash and cash equivalents, end of period	$3,717	$13,587
Supplemental disclosures of cash flow information
Cash paid for interest	$29,490	$31,224
Cash (refunded) paid for taxes, net	$(809)	$937

See accompanying notes

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

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

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

1.  Description of the Business and Basis of Presentation (continued)

Significant Accounting Policies

Capitalized Software

In accordance with FASB ASC Topic 350-40 “Internal Use Software”, the Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in Other assets in the Consolidated Balance Sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, approximately 7 years.

New Accounting Standards

Pending Adoption

In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs.  The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted.  The Company will adopt this standard on December 31, 2015 on a retrospective basis.  The implementation of this standard will result in the reclassification of certain debt issuance costs from Other assets to a reduction in the carrying amount of the related debt liability within the Consolidated Balance Sheets. The estimated reclassifications for the years ended December 31, 2015, 2014 and 2013 are $12.5 million, $21.6 million and $25.3 million, respectively.

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

For the Three and Six Months Ended June 30, 2015 and 2014

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

In May 2014, FASB issued authoritative guidance on accounting for Revenue from Contracts with Customers (Topic 606): (“ASU 2014-09”). This update supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance was effective for fiscal years and interim periods beginning after December 15, 2016 and early application was not permitted. However on July 9, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years and interim periods beginning after December 15, 2017.  The FASB also decided to allow early adoption but no earlier than the original effective date of December 15, 2016.  Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

No other new accounting pronouncements issued or effective during 2015 had or are expected to have a material impact on the Company’s Consolidated Financial Statements.

2. Leasing Activity

Equipment Leasing Revenue

The Company has non-cancelable operating leases for certain of its leasing equipment.  At June 30, 2015, future minimum lease revenue under these agreements is estimated as follows:

2015	$45,867
2016	53,668
2017	35,737
2018	5,535
2019	3,965
Thereafter	153
$144,925

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

2. Leasing Activity (continued)

Finance Revenue

At June 30, 2015, receivables under direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2015	$2,392	$707	$1,685
2016	3,875	1,145	2,730
2017	10,352	402	9,950
2018	94	12	82
2019	9	8	1
Thereafter	39	14	25
	$16,761	$2,288	$14,473

As of December 31, 2014, the Company had total lease receivables, unearned lease income and net lease receivables of $19,271, $3,056 and $16,215, respectively.  As of June 30, 2015 and December 31, 2014, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $8,773 and $8,778, respectively.  The unguaranteed residual values are reflected in “Total Lease Receivables” above.

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

3. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	June 30,	December 31,
	2015	2014
Total leasing equipment	$1,826,702	$1,837,317
Less accumulated depreciation	(426,187)	(400,408)
Leasing equipment, net of accumulated depreciation	$1,400,515	$1,436,909

Leasing equipment includes assets recorded under capital leases of $149,093 and $182,688 with accumulated depreciation of $48,457 and $53,016 at June 30, 2015 and December 31, 2014, respectively.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Equipment (continued)

Impairment of Leasing Equipment

Impairment of leasing equipment amounted to $2,569 and $4,002 for the three and six months ended June 30, 2015, respectively.  This compares to $1,191 and $2,317 for the three and six months ended June 30, 2014, respectively.  The increase in impairment charges reflected during 2015 was primarily due to estimated provisions associated with axle sets anticipated to be unsuitable for the remanufacturing program and estimated shrinkage of certain chassis in our marine pools.  The above impairment charges are recorded in Impairment of leasing equipment in the Consolidated Statements of Operations.

Early Retirement of Leasing Equipment

During the second quarter of 2014, management recommended the retirement of identified excess and other non-standard chassis residing at depots and chassis pools, in addition to certain axle sets residing at depots.  Management’s action was largely influenced by the consummation of the last of several shipping line deals or conversions to the “motor carrier” model during the second quarter of 2014, whereby chassis owned or leased by the shipping line were sold or returned to the Company to be managed in its marine chassis pools.  Having bid on and being awarded such deals had profound implications on the Company’s fleet size, utilization model, and customer base.

Chassis Retirements

As a result of the continuing shift in the Company’s business model and the significant impact of consummating deals during the second quarter of 2014, management developed a multi-year fleet requirements projection for its Marine Market segment which considered relevant factors such as market growth, the current performance of the marine chassis pools and utilization under pool versus term arrangements among other factors.  Based on such analysis, the Company determined it had an excess amount of chassis in its Marine Market segment, specifically 20’ chassis and to a lesser degree 40’ chassis.  Other non-standard type chassis were similarly considered for retirement given the significant influx of assets associated with the shipping line chassis purchases.  Total charges incurred during the second quarter of 2014 associated with retiring approximately 11,000 identified chassis amounted to $14,766.

Axle Retirements

Retiring approximately 11,000 chassis will produce an almost equivalent number of axle sets available for the future remanufacturing of chassis.  Accordingly, management performed a similar review of the types and quality of axle sets residing at depots and identified certain types, such as German and Square axles, which are deemed to be less cost effective to remanufacture or repair due to the difficulty of obtaining spare parts.  Accordingly, approximately 9,000 axle sets were written-off in the second quarter of 2014 amounting to $23,000.  Axles are not assigned to the Company’s reportable segments.  The value of idle chassis and axle sets are included in Leasing equipment in the Other category in the Company’s segment disclosure.

The total of the above retirement charges of $37,766 is recorded in Early retirement of leasing equipment in the Consolidated Statements of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

4. Capitalized Software Development Costs

In 2014, the Company’s Investment Committee approved the proposal to replace its principal operating and financial reporting systems, named “Project Helix” to provide more functional capabilities necessitated by new business requirements emerging from the industry shift to the motor carrier model.  In conjunction with application development efforts during the six months ended June 30, 2015, the Company capitalized $5,369 of eligible costs in accordance with ASC 350-40, Internal-Use Software.  These costs are included in Other assets in the Consolidated Balance Sheet.  Once the software is substantially complete and ready for its intended use, capitalization will cease.  Capitalized software costs will be amortized on a straight-line basis over seven years, the estimated useful life of the software.

5. Borrowings

The following is a summary of the Company’s borrowings:

	June 30,	December 31,
	2015	2014
Senior Secured 11% Notes	$300,000	$300,000
ABL Facility	711,000	759,000
Loans Payable CIMC	15,748	16,950
Capital lease obligations	69,629	88,272
Total debt	1,096,377	1,164,222
Less current maturities	(28,194)	(30,546)
Long-term debt, less current maturities	$1,068,183	$1,133,676

The Company’s debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 5.78% for the year ended December 31, 2014.  For the six months ended June 30, 2015 and 2014, the weighted-average interest rate was 5.78% and 5.89%, respectively.  The weighted-average interest rates disclosed are calculated as “all-in” rates which include cash interest expense and amortization of agents’ fees and deferred financing fees.

On February 28, 2015, the Company exercised a purchase option from a maturing capital lease for an aggregate price of $11,806.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

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

On January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument.  The Company receives one month LIBOR with interest payable at a rate of 0.756% on the notional amount.  At June 30, 2015, one month LIBOR was 0.186%.  The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

The Company’s interest rate derivative involves counterparty credit risk.  As of June 30, 2015, the Company does not anticipate its counterparty will fail to meet its obligation.  As of June 30, 2015, there are no credit risk related contingent features in the Company’s derivative agreement.   For additional disclosures related to derivative instruments, see Notes 9 and 13 to the Consolidated Financial Statements.

The Company held the following interest rate derivative as of June 30, 2015:

	Notional	Effective	Maturity	Floating	Fixed Leg	Fair
Hedged Item	Amount	Date	Date	Rate	Interest Rate	Value Gain(a)
ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$250

(a)         This interest rate derivative is recorded in Other Assets in the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
June 30, 2015	$300,000	0.756%	2.03 years
December 31, 2014	$300,000	0.756%	2.53 years

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

6.  Derivative and Hedging Activities (continued)

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the Consolidated Financial Statements for the periods indicated:

		Effective Portion			Ineffective Portion
	Derivative Instruments	Change in Unrealized Loss Recognized in OCI on Derivatives (a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income (b)	Classification of Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative (c)

Three Months ended June 30, 2015	Interest rate derivatives	$(281)	Interest expense	$3,372	Interest expense	$(20)

Six Months ended June 30, 2015	Interest rate derivatives	$(1,633)	Interest expense	$6,934	Interest expense	$(42)

Three Months ended June 30, 2014	Interest rate derivatives	$(1,219)	Interest expense	$2,937	Interest expense	$(20)

Six Months ended June 30, 2014	Interest rate derivatives	$(1,628)	Interest expense	$6,002	Interest expense	$(41)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net settlements of interest rate derivative, net of tax of ($174), ($181), ($348) and ($358), respectively	$269	$277	$538	$550
Amortization of terminated derivatives, net of tax of ($2,007), ($1,729), ($4,130) and ($3,543), respectively	3,103	2,660	6,396	5,452
	$3,372	$2,937	$6,934	$6,002

(c)                               Amount impacting income not related to AOCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

6. Derivatives and Hedging Activities (continued)

The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the three and six months ended June 30, 2015 and 2014:

								Amount of		Amount of
								Deferred		Deferred
								(Gain)Loss		(Gain)Loss		Amount
								Amortized		Amortized		of Deferred
								(including		(including		(Gain) Loss
							Un-	Accelerated		Accelerated		Expected
							amortized	Amortization)		Amortization)		to be
							Deferred	Into Interest		Into Interest		Amortized
	Original					Deferred	(Gain) or	Expense for the		Expense for the		Over
	Maximum				Termination	Loss	Loss at	Three Months		Six Months		the Next
	Notional	Effective	Maturity	Fixed	De-designation	Upon	June 30,	Ended June 30,		Ended June 30		Twelve
Item	Amount	Date	Date	Rate %	Date	Termination	2015	2015	2014	2015	2014	Months

(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$(8)	$—	$3	$—	$7	$(4)
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	(23)	(1)	13	—	31	(14)
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	—	—	85	—	174	—
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	—	—	13	—	27	—
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	—	—	42	—	88	—
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	1,225	162	—	341	—	583
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	1,038	156	—	342	—	621
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	—	—	(77)	—	(136)	—
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	—	—	(34)	—	(53)	—
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(73)	(16)	(15)	(30)	(30)	(53)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(226)	(56)	(62)	(114)	(122)	(163)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	—	—	141	—	291	—
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	356	86	122	179	255	270
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	1,224	357	555	763	1,167	925
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	—	—	1,476	—	2,938	—
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	—	—	1,543	—	3,191	—
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	—	—	584	—	1,167	—
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	34,039	4,422	—	9,045	—	16,052
Total						$127,529	$37,552	$5,110	$4,389	$10,526	$8,995	$18,217

 (a)                                    This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)                                 This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)                                  This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)                                 This hedged item is referred to as Chassis Financing Program, Portfolio A

The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $721 (which is net of tax of $467) and amortization of deferred losses on the Company’s terminated derivatives of $11,063 (which is net of tax of $7,154).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

7. Commitments and Contingencies

Purchase Commitments

Our current chassis purchase commitments are related to commitments to refurbish and remanufacture chassis.  At June 30, 2015, the Company had commitments totaling approximately $28,701, all of which was committed for 2015.

Lease Commitments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of June 30, 2015, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was $45,884.

8.  Income Taxes

The consolidated income tax provision (benefit) for the three and six months ended June, 30, 2015 and 2014 was determined based upon estimates of the Company’s consolidated forecasted effective income tax rates for the years ended December 31, 2015 and 2014, respectively.  For the three months ended June 30, 2015, the Company recorded a tax provision of $5,054, reflecting a 39.6% effective tax rate.  This compares to a tax benefit of $12,042, reflecting a 35.6% effective tax rate for the three months ended June 30, 2014.  For the six months ended June 30, 2015, the Company recorded a tax provision of $12,434, reflecting a 38.5% effective tax rate.  This compares to a tax benefit of $8,186, reflecting a 33.5% effective tax rate for the six months ended June 30, 2014.  The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to Canadian and Mexican tax provisions.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

9. Accumulated Other Comprehensive Loss (continued)

For the six months ended June 30, 2015, the components of AOCI, net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$1,121	$(29,201)	$(537)	$(28,617)
Current-period other comprehensive (loss) income	(1,095)	6,396	(357)	4,944
Balance, June 30, 2015	$26	$(22,805)	$(894)	$(23,673)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Operations for the periods indicated:

	Income Statement Line Item	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$5,110	$10,526
Related income tax benefit	Benefit for income taxes	(2,007)	(4,130)
Net loss reclassified out of AOCI		$3,103	$6,396

	Income Statement Line Item	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$4,389	$8,995
Related income tax benefit	Benefit for income taxes	(1,729)	(3,543)
Net loss reclassified out of AOCI		$2,660	$5,452

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

10. Share-Based Payment

A summary of the restricted shares of SCT Chassis, Inc. under the Company’s share-based compensation plan is as follows.  All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at January 1, 2015	180,217	$6.71	$1,209
Granted	63,963	10.52	673
Forfeited	—	—	—
Vested	(128,741)	7.01	(902)
Non-vested at June 30, 2015	115,439	$8.49	$980

During the six months ended June 30, 2015, 63,963 restricted shares of SCT Chassis, Inc. were granted to key employees at a weighted average fair value of $10.52 per share for a total fair value of $673.  Of these shares, 14,702 shares vested immediately with the remaining 49,261 shares vesting in equal increments on January 1, 2016, 2017, 2018 and 2019.

The Company recorded share-based compensation expense for the three and six months ended June 30, 2015 of $102 and $349, respectively. This compares to compensation expense of $218 and $436, respectively, for the three and six months ended June 30, 2014.  Compensation expense is recorded as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation expense was approximately $754 at June 30, 2015, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

10. Share-Based Payment (continued)

The Management Shareholder Agreements also provide for additional grants of 1,096,954 restricted shares upon the achievement of certain performance conditions or a certain market condition following a liquidity event.  No compensation expense has been recorded related to these shares since achievement of these conditions is not considered probable.

Share Repurchases

There were no share repurchases during the six months ended June 30, 2015.

11. Segment and Geographic Information

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following tables show segment information for the three months ended June 30, 2015 and 2014.

Three Months ended June 30, 2015	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$9,298	$3,976	$—	$13,274
Pool revenue	116,079	40,085	—	156,164
All other revenue	4,547	1,911	1,717	8,175
Total revenue	$129,924	$45,972	$1,717	$177,613
Adjusted EBITDA	38,664	25,322	(8,566)	55,420
Depreciation expense	9,583	6,804	1,527	17,914
Net investment in direct finance leases	14,288	185	—	14,473
Leasing equipment	771,783	485,733	142,999	1,400,515
Capital expenditures for long-lived assets	3,287	1,283	6,884	11,454

Three Months ended June 30, 2014	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$9,372	$4,018	$—	$13,390
Pool revenue	89,062	37,263	—	126,325
All other revenue	8,798	2,726	1,188	12,712
Total revenue	$107,232	$44,007	$1,188	$152,427
Adjusted EBITDA	28,176	23,496	(7,042)	44,630
Depreciation expense	9,255	6,292	1,226	16,773
Net investment in direct finance leases	19,118	137	—	19,255
Leasing equipment	801,069	454,580	159,301	1,414,950
Capital expenditures for long-lived assets	79,026	1,084	393	80,503

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following tables show segment information for the six months ended June 30, 2015 and 2014:

Six Months ended June 30, 2015	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$18,465	$7,922	$—	$26,387
Pool revenue	225,436	78,304	—	303,740
All other revenue	8,428	4,243	3,570	16,241
Total revenue	$252,329	$90,469	$3,570	$346,368
Adjusted EBITDA	80,845	52,516	(16,013)	117,348
Depreciation expense	19,237	13,586	2,992	35,815
Net investment in direct finance leases	14,288	185	—	14,473
Leasing equipment	771,783	485,733	142,999	1,400,515
Capital expenditures for long-lived assets	5,438	11,290	10,183	26,911

Six Months ended June 30, 2014	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$19,520	$9,173	$—	$28,693
Pool revenue	169,840	72,551	—	242,391
All other revenue	13,757	5,097	2,140	20,994
Total revenue	$203,117	$86,821	$2,140	$292,078
Adjusted EBITDA	61,064	48,968	(13,205)	96,827
Depreciation expense	18,276	13,926	3,075	35,277
Net investment in direct finance leases	19,118	137	—	19,255
Leasing equipment	801,069	454,580	159,301	1,414,950
Capital expenditures for long-lived assets	93,936	1,951	1,024	96,911

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following are reconciliations of Adjusted EBITDA to the Company’s net income (loss) for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
Adjusted EBITDA	$55,420	$44,630
Principal collections on direct finance leases, net of interest earned	(785)	(1,172)
Non-cash share-based compensation	(102)	(218)
Interest expense	(21,506)	(21,375)
Depreciation expense	(17,914)	(16,773)
Impairment of leasing equipment	(2,569)	(1,191)
Early retirement of leasing equipment	—	(37,766)
Loss on modification and extinguishment of debt and capital lease obligations	—	(80)
Other income, net	221	135
Interest income	—	23
Income (loss) before provision (benefit) for income taxes	12,765	(33,787)
Provision (benefit) for income taxes	5,054	(12,042)
Net income (loss)	$7,711	$(21,745)

The following are reconciliations of Adjusted EBITDA to the Company’s net income (loss) for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Adjusted EBITDA	$117,348	$96,827
Principal collections on direct finance leases, net of interest earned	(2,010)	(2,359)
Non-cash share-based compensation	(349)	(436)
Interest expense	(43,603)	(43,591)
Depreciation expense	(35,815)	(35,277)
Impairment of leasing equipment	(4,002)	(2,317)
Early retirement of leasing equipment	—	(37,766)
Loss on modification and extinguishment of debt and capital lease obligations	(39)	(102)
Other income, net	775	517
Interest income	1	47
Income (loss) before provision (benefit) for income taxes	32,306	(24,457)
Provision (benefit) for income taxes	12,434	(8,186)
Net income (loss)	$19,872	$(16,271)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

Geographic Information

Primarily all of the Company’s revenues and long lived assets are attributable to the United States, the Company’s country of domicile.

12. Related Party Transactions

Management Fees and Chassis Leasing

The Company charges management fees to a subsidiary of Seacastle for expenses incurred and services performed on its behalf.  For the three and six months ended June 30, 2015, the above activity resulted in income for the Company of $31 and $62, respectively.  This compares to income of $25 and $49 for the three and six months ended June 30, 2014.    These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company has a net receivable from affiliates of $611 and $705 at June 30, 2015 and December 31, 2014, respectively, which is included in Other assets on the Consolidated Balance Sheets.

The Company also leases chassis to the Florida East Coast Railway (“FEC”) under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress. For the three and six months ended June 30, 2015, the Company recorded chassis leasing revenue from FEC of $564 and $1,073, respectively.  This compares to chassis leasing revenue of $407 and $777, respectively, for the three and six months ended June 30, 2014.  These amounts are recorded in Equipment leasing revenue on the Consolidated Statements of Operations.

Due from Employees

During the first quarter of 2015, the Company recorded a receivable from certain key employees of $543 for payroll taxes paid on their behalf by the Company related to the vesting of their restricted stock grants.  The receivable is included in Other assets in the Consolidated Balance Sheet.  Settlement is anticipated on or before December 31, 2015.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

13. Fair Value of Financial Instruments

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of June 30,	Fair Value Measurement as of June 30, 2015 using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,717	$3,717	$—	$—
Derivative instruments	250	—	250	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2014 using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,256	$4,256	$—	$—
Derivative instruments	2,015	—	2,015	—

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

For the Three and Six Months Ended June 30, 2015 and 2014

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

Debt:  The Company’s debt consists of fixed and floating rate instruments. Variable interest rate debt was $429,880 as of June 30, 2015 and $479,334 as of December 31, 2014.  Accordingly, the Company’s variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $666,497 as of June 30, 2015 and $684,888 as of December 31, 2014.  Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instrument	$250	$250	$2,015	$2,015
Total debt and capital lease obligations	$(1,096,377)	$(1,121,495)	$(1,164,222)	$(1,186,862)

14. Guarantor Financial Information

On August 9, 2012, TRAC Intermodal LLC along with TRAC Intermodal Corp., entered into a purchase agreement pursuant to which it sold $300,000 aggregate principal amount of the Notes. Concurrent with the offering of the Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the SEC to offer exchange notes with terms substantially identical to the Notes. The exchange offer to exchange the Notes for notes which have been registered under the Securities Act of 1933, as amended (the “Securities Act”), commenced on June 6, 2013, expired on July 5, 2013 and closed on July 10, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date 100% of the Notes were validly tendered for exchange.  The Notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Company.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

June 30, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$1,571	$2,146	$—	$3,717
Accounts receivable, net	—	130,612	969	—	131,581
Net investment in direct finance leases	—	22,807	—	(8,334)	14,473
Leasing equipment, net of accumulated depreciation	—	1,388,034	12,481	—	1,400,515
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	611	—	—	611
Intercompany interest receivable	12,467	—	—	(12,467)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	555,563	5,268	—	(560,831)	—
Other assets	—	46,954	281	—	47,235
Total assets	$868,030	$1,847,764	$15,877	$(881,632)	$1,850,039
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$12,467	$67,342	$47	$—	$79,856
Intercompany payable	—	—	—	—	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	12,467	—	(12,467)	—
Intercompany lease payable	—	—	8,334	(8,334)	—
Deferred income taxes, net	—	116,015	2,228	—	118,243
Debt and capital lease obligations	300,000	796,377	—	—	1,096,377
Total liabilities	312,467	1,292,201	10,609	(320,801)	1,294,476
Total member’s interest	555,563	555,563	5,268	(560,831)	555,563
Total liabilities and member’s interest	$868,030	$1,847,764	$15,877	$(881,632)	$1,850,039

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended June 30, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$176,875	$799	$(61)	$177,613
Direct operating expenses	—	99,958	11	—	99,969
Selling, general and administrative expenses	—	22,869	143	—	23,012
Depreciation expense	—	17,771	143	—	17,914
Provision for doubtful accounts	—	99	—	—	99
Impairment of leasing equipment	—	2,569	—	—	2,569
Interest expense	8,250	21,505	62	(8,311)	21,506
Interest income	(8,250)	—	—	8,250	—
Equity in earnings of subsidiary	(7,711)	(321)	—	8,032	—
Other income, net	—	(215)	(6)	—	(221)
Total (income) expense	(7,711)	164,235	353	7,971	164,848
Income before provision for income taxes	7,711	12,640	446	(8,032)	12,765
Provision for income taxes	—	4,929	125	—	5,054
Net income	7,711	7,711	321	(8,032)	7,711
Unrealized loss on derivative instruments, net of tax of $8	—	(11)	—	—	(11)
Derivative loss reclassified into earnings, net of tax of ($2,007)	—	3,103	—	—	3,103
Foreign currency translation gain, net of tax of $(32)	—	50	—	—	50
Total other comprehensive income	—	3,142	—	—	3,142
Total comprehensive income	$7,711	$10,853	$321	$(8,032)	$10,853

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Six Months Ended June 30, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$344,904	$1,588	$(124)	$346,368
Direct operating expenses	—	184,899	21	—	184,920
Selling, general and administrative expenses	—	44,003	285	—	44,288
Depreciation expense	—	35,529	286	—	35,815
Provision for doubtful accounts	—	2,171	—	—	2,171
Impairment of leasing equipment	—	4,002	—	—	4,002
Loss on modification and extinguishment of debt and capital lease obligations	—	39	—	—	39
Interest expense	16,500	43,602	125	(16,624)	43,603
Interest income	(16,500)	(1)	—	16,500	(1)
Equity in earnings of subsidiary	(19,872)	(626)	—	20,498	—
Other income, net	—	(769)	(6)	—	(775)
Total (income) expense	(19,872)	312,849	711	20,374	314,062
Income before provision for income taxes	19,872	32,055	877	(20,498)	32,306
Provision for income taxes	—	12,183	251	—	12,434
Net income	19,872	19,872	626	(20,498)	19,872
Unrealized loss on derivative instruments, net of tax of $712	—	(1,095)	—	—	(1,095)
Derivative loss reclassified into earnings, net of tax of ($4,130)	—	6,396	—	—	6,396
Foreign currency translation loss, net of tax of $205	—	(357)	—	—	(357)
Total other comprehensive income	—	4,944	—	—	4,944
Total comprehensive income	$19,872	$24,816	$626	$(20,498)	$24,816

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$84,686	$(73)	$751	$85,364
Investing activities:
Proceeds from sale of leasing equipment	—	7,288	—	—	7,288
Collections on net investment in direct finance leases, net of interest earned	—	2,761	—	(751)	2,010
Purchase of leasing equipment	—	(16,728)	—	—	(16,728)
Purchase of fixed assets	—	(10,183)	—	—	(10,183)
Net cash used in investing activities	—	(16,862)	—	(751)	(17,613)
Financing activities:
Proceeds from long-term debt	—	66,750	—	—	66,750
Repayments of long-term debt	—	(134,694)	—	—	(134,694)
Repurchase of indirect parent shares from employees	—	—	—	—	—
Net cash used in financing activities	—	(67,944)	—	—	(67,944)
Effect of changes in exchange rates on cash and cash equivalents	—	(346)	—	—	(346)
Net decrease in cash and cash equivalents	—	(466)	(73)	—	(539)
Cash and cash equivalents, beginning of period	—	2,037	2,219	—	4,256
Cash and cash equivalents, end of period	$—	$1,571	$2,146	$—	$3,717

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

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

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14.  Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Three Months Ended June 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$151,680	$816	$(69)	$152,427
Direct operating expenses	—	82,972	11	—	82,983
Selling, general and administrative expenses	—	22,412	132	—	22,544
Depreciation expense	—	16,605	168	—	16,773
Provision for doubtful accounts	—	3,660	—	—	3,660
Impairment of leasing equipment	—	1,191	—	—	1,191
Early retirement of leasing equipment	—	37,766	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	—	80	—	—	80
Interest expense	8,250	21,374	70	(8,319)	21,375
Interest income	(8,250)	(23)	—	8,250	(23)
Equity in earnings of subsidiary	21,745	(260)	—	(21,485)	—
Other income, net	—	(136)	1	—	(135)
Total expense	21,745	185,641	382	(21,554)	186,214
(Loss) income before (benefit) provision for income taxes	(21,745)	(33,961)	434	21,485	(33,787)
(Benefit) provision for income taxes	—	(12,216)	174	—	(12,042)
Net (loss) income	(21,745)	(21,745)	260	21,485	(21,745)
Unrealized loss on derivative instruments, net of tax of $612	—	(942)	—	—	(942)
Derivative loss reclassified into earnings, net of tax of ($1,729)	—	2,660	—	—	2,660
Foreign currency translation loss, net of tax of $(95)	—	146	—	—	146
Total other comprehensive income	—	1,864	—	—	1,864
Total comprehensive (loss) income	$(21,745)	$(19,881)	$260	$21,485	$(19,881)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14.  Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Six Months Ended June 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$290,630	$1,590	$(142)	$292,078
Direct operating expenses	—	149,795	21	—	149,816
Selling, general and administrative expenses	—	40,856	257	—	41,113
Depreciation expense	—	34,942	335	—	35,277
Provision for doubtful accounts	—	7,117	—	—	7,117
Impairment of leasing equipment	—	2,317	—	—	2,317
Early retirement of leasing equipment	—	37,766	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	—	102	—	—	102
Interest expense	16,500	43,590	143	(16,642)	43,591
Interest income	(16,500)	(47)	—	16,500	(47)
Equity in earnings of subsidiary	16,271	(484)	—	(15,787)	—
Other income, net	—	(518)	1	—	(517)
Total expense	16,271	315,436	757	(15,929)	316,535
(Loss) income before (benefit) provision for income taxes	(16,271)	(24,806)	833	15,787	(24,457)
(Benefit) provision for income taxes	—	(8,535)	349	—	(8,186)
Net (loss) income	(16,271)	(16,271)	484	15,787	(16,271)
Unrealized loss on derivative instruments, net of tax of $701	—	(1,078)	—	—	(1,078)
Derivative loss reclassified into earnings, net of tax of ($3,543)	—	5,452	—	—	5,452
Foreign currency translation loss, net of tax of $35	—	(61)	—	—	(61)
Total other comprehensive income	—	4,313	—	—	4,313
Total comprehensive (loss) income	$(16,271)	$(11,958)	$484	$15,787	$(11,958)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

15.  Subsequent Events

On July 15, 2015, the Company and TRAC Intermodal Corp. (collectively, the “Issuers”) delivered to the holders of the Notes a notice of redemption notifying the holders that the Issuers have elected to redeem $150,000 in aggregate principal amount of the outstanding Notes.  The Notes are called for redemption on August 15, 2015 at a redemption price equal to 108.250 percent of the principal amount.  Additionally, approximately $3,058 of deferred financing fees related to these notes will be expensed upon redemption.  The Company intends to fund the redemption amount by borrowing on its ABL Facility.

On August 7, 2015, Interpool, Inc. (“Interpool”), a wholly owned subsidiary of the Company, closed on the sale of the building that previously served as its corporate headquarters at 211 College Road East, Princeton, New Jersey and received $2,300 in proceeds, less brokerage fees and other standard adjustments.

On August 11, 2015, Interpool entered into Amendment No. 3 (the “Third Amendment”) to Interpool’s existing asset backed credit agreement, dated as of August 9, 2012 (the “Credit Agreement”) among the loan parties listed therein, the lenders named therein and the JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”).  Pursuant to the Third Amendment, the definition of “Payment Conditions” was amended by modifying the calculation used for purposes of determining the amount of any permitted acquisition, investment, asset sale and restricted payment the Company may make as well as any indebtedness the Company may prepay under the Credit Agreement. Under the Third Amendment, the aggregate total revolving commitment under the ABL Facility was also increased from $1,250,000 to $1,400,000.

In addition, on August 11, 2015, Interpool entered into an incremental facility amendment (the “Incremental Amendment”) to the Credit Agreement.  Pursuant to the Incremental Amendment, Interpool obtained additional revolving commitments under the ABL Facility through its Administrative Agent from Citibank, N.A., as a new lender in the amount of $100,000 and from existing lender, City National Bank, in the amount of $9,000. Three existing lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch reduced their commitments by $22,750, $22,750 and $13,500, respectively resulting in an aggregate increase in revolving commitments of $50,000. As a result of the Incremental Amendment, the aggregate total revolving commitment of the existing lenders under the Credit Agreement is $1,300,000.

The Company incurred approximately $749 in commitment, arrangement and other fees in connection with the Third Amendment and the Incremental Amendment.  These fees will be classified as deferred financing fees and will be amortized into interest expense over the remaining term of the ABL Facility.

On July 14, 2015, Interpool entered into an Incentive Agreement with the New Jersey Economic Development Authority which agreement, among other things, approved the application of Interpool to receive an award of a “Grow NJ Tax Credit” for up to $9,800 in tax credits over a 10-year period subject to Interpool satisfying certain covenants and conditions including retaining and adding new jobs in New Jersey.

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

Our fleet of equipment primarily consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of June 30, 2015, we owned, leased-in or managed a fleet of 311,623 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.42 billion.

We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

•                                          Marine Market segment—primarily serving shipping lines and motor carriers with 20’, 40’ and 45’ foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of June 30, 2015, our active fleet included 200,665 marine chassis.

•                                          Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53’ chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of June 30, 2015, our active fleet included 77,453 domestic chassis.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2015, approximately 17%, 2%, and 81% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively. As of June 30, 2015, 25% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $161.7 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.  Our utilization rates are determined by the percentage of our total fleet that is on-hire divided by the total fleet, excluding chassis awaiting the remanufacture process.  As of June 30, 2015 and 2014, our utilization rates were 95.9% and 96.4%, respectively.

The table below summarizes our total fleet by type of lease as of June 30, 2015:

	Units		Net book value		Average	% of
Total fleet by lease type	# of units	% of total	$ in millions	% of total	age (in years)	On-hire fleet
Term lease	45,506	15	$225.1	16	13.7	17
Direct finance lease	3,951	1	14.5	1	10.5	2
Marine chassis pool	152,204	49	612.7	43	14.7	57
Domestic chassis pool	65,015	21	419.7	30	7.9	24
On-hire fleet	266,676	86	1,272.0	90	13.0	100
Available fleet	11,442	3	49.0	3	15.1
Active fleet	278,118	89	1,321.0	93	13.0
Units available for remanufacture	33,505	11	94.0	7
Total fleet	311,623	100	$1,415.0	100

Term lease products

Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership, and bear the risk of re-leasing the asset upon expiration of the lease.  For the six months ended June 30, 2015, our term lease renewal rate was approximately 91.4%.  If we include lessees who have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases, the renewal rate for the six months ended June 30, 2015 would be 95.2%.

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

Chassis pools

We operate and maintain domestic and marine chassis pools. Additionally, we are a contributor to several cooperative (“co-op”) pools.  In a co-op pool model, several chassis owners contribute chassis into a single pool for users.  Contributors must contribute a number of chassis proportionate to that of their customer usage.  An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis.  Costs of the pool are generally charged back to the contributors either by total number of chassis contributed or by number of chassis actually used.  A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Because substantially all our major customers have regular shipments requiring chassis, some commit to subscription levels for minimum chassis usage to ensure sufficient chassis supply. For the six months ended June 30, 2015, 14% of chassis pool revenue was generated by such minimum usage arrangements.

Marine chassis pools

We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and the Pacific Southwest using marine 20’, 40’ and 45’ chassis. As of June 30, 2015, we owned 134,375 units and managed 17,829 units owned and contributed by shipping lines for a total of 152,204 units. The net book value of our owned marine pool units amounted to $612.7 million as of June 30, 2015. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the six months ended June 30, 2015, approximately 2% of marine chassis pool revenue was generated under subscription arrangements.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Domestic chassis pools

We also operate pools for domestic 53’ chassis at railroad ramps throughout the United States. As of June 30, 2015, we had 65,015 chassis, including 8,925 that we lease-in, engaged in providing this service. The net book value of the domestic pool chassis that we own totaled $419.7 million, as of June 30, 2015. In 2014 and continuing into 2015, we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. We have been advised by one of the Class I railroads that they intend to terminate their exclusive agreement with us effective in 2016.  We are currently in negotiations with this Class I railroad about an alternative non-exclusive agreement with us. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies that operate standard-size domestic intermodal equipment.  Large portions of our domestic chassis are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length.  For the six months ended June 30, 2015, approximately 50% of domestic chassis pool revenue was generated under subscription arrangements.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of our consolidated results for the three months ended June 30, 2015 to the three months ended June 30, 2014

	Three Months Ended June 30,		Variance
	2015	2014	$ change	% change
Revenues:
Equipment leasing revenue	$169,438	$139,715	$29,723	21
Finance revenue	389	561	(172)	(31)
Other revenue	7,786	12,151	(4,365)	(36)
Total revenues	$177,613	$152,427	$25,186	17
Expenses:
Direct operating expenses	99,969	82,983	16,986	20
Selling, general and administrative expenses	23,012	22,544	468	2
Depreciation expense	17,914	16,773	1,141	7
Provision for doubtful accounts	99	3,660	(3,561)	(97)
Impairment of leasing equipment	2,569	1,191	1,378	116
Early retirement of leasing equipment	—	37,766	(37,766)	**
Loss on modification and extinguishment of debt and capital lease obligations	—	80	(80)	**
Interest expense	21,506	21,375	131	1
Interest income	—	(23)	23	**
Other income, net	(221)	(135)	(86)	64
Total expenses	164,848	186,214	(21,366)	(11)
Income (loss) before provision (benefit) for income taxes	12,765	(33,787)	46,552	138
Provision (benefit) for income taxes	5,054	(12,042)	17,096	142
Net income (loss)	$7,711	$(21,745)	$29,456	135
Adjusted net income(1)	$11,922	$4,787	$7,135	149
Adjusted EBITDA(1)	$55,420	$44,630	$10,790	24

**                                  Not meaningful

(1)                                 For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures.

Revenues

Total Company revenue was $177.6 million for the three months ended June 30, 2015 compared to $152.4 million for the three months ended June 30, 2014, an increase of $25.2 million or 17%.

Equipment leasing revenue was $169.4 million for the three months ended June 30, 2015 compared to $139.7 million for the three months ended June 30, 2014, an increase of $29.7 million or 21%. This increase was primarily the result of a 17% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $25.0 million, and an increase in the average on-hire fleet of approximately 8,500 chassis, or 3%, which led to an increase in equipment leasing revenue of $4.7 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in average per diem rates is primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services.  We have also benefited from negotiated rate increases to shipping line, railroad and intermodal logistics customers.  The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 1,470 chassis from our shipping line customers from July 1, 2014 through June 30, 2015 as well as a shift of 1,848 term lease units into our pools over the same period. We anticipate that purchases of shipping lines chassis will slow considerably as most shipping lines have either divested their chassis fleets or announced their intentions to retain them. We also believe that the pace with which chassis have shifted from our term lease product into our pools will be slowing.

Finance revenue was $0.4 million for the three months ended June 30, 2015 compared to $0.6 million for the three months ended June 30, 2014, a decrease of $0.2 million or 33%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $5.8 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $7.8 million for the three months ended June 30, 2015 compared to $12.2 million for the three months ended June 30, 2014, a decrease of $4.4 million or 36%. This decrease was primarily attributable to a $4.2 million reduction in term lease termination fees, a $0.4 million reduction in billings to customers for the repositioning of equipment and a $0.1 million reduction in fees earned for management services. These decreases were partially offset by an increase in repair billings to customers of $0.3 million.

Marine Market segment

Total Marine Market segment revenue was $129.9 million for the three months ended June 30, 2015 compared to $107.2 million for the three months ended June 30, 2014, an increase of $22.7 million or 21%.

	Three Months Ended June 30,
Key Operating Statistics	2015	2014	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$116,079	$89,062	$27,017	30
Average Total Fleet	149,519	140,516	9,003	6
Average Daily Revenue per Chassis	$8.53	$6.97	$1.56	22
Term Lease Statistics
Per Diem Revenue	$9,298	$9,372	$(74)	(1)
Average Total Fleet	33,668	38,752	(5,084)	(13)
Average Daily Revenue per Chassis	$3.03	$2.66	$0.37	14

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $125.4 million for the three months ended June 30, 2015 compared to $98.4 million for the three months ended June 30, 2014, an increase of $27.0 million or 27%. Marine pool per diem revenues increased $27.0 million or 30% due to a 22% increase in the average per diem rate and a 6% increase in the average number of chassis in our marine pools. The increased number of chassis in our marine pools is due to the Company’s purchase of 1,470 chassis from our shipping line customers from July 1, 2014 through June 30, 2015 as well as a shift of 1,848 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model.  The increase in the average per diem rates in the marine pools is primarily due to a favorable mix of higher per diem rates billed to motor carriers and negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 53% of total marine pool per diem revenue in the second quarter of 2015 from 50% in the second quarter of 2014. Marine segment term lease revenues decreased $0.1 million or 1% due to a 13% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool during 2014. This decrease was partially offset by a 14% increase in the average per diem rates.

Finance revenue was $0.4 million for the three months ended June 30, 2015 compared to $0.6 million for the three months ended June 30, 2014, a decrease of $0.2 million or 33%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $5.8 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $4.2 million for the three months ended June 30, 2015 compared to $8.2 million for the three months ended June 30, 2014, a decrease of $4.0 million or 49%. This decrease was primarily attributable to a $4.3 million reduction in term lease termination fees and a $0.1 million reduction in fees earned for management services. These decreases were partially offset by a $0.2 million increase in billings to customers for the repositioning of equipment and an increase in repair billings to customers of $0.2 million.

Domestic Market segment

Total Domestic Market segment revenue was $46.0 million for the three months ended June 30, 2015 compared to $44.0 million for the three months ended June 30, 2014, an increase of $2.0 million or 5%.

	Three Months Ended June 30,
Key Operating Statistics	2015	2014		Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$40,085	$37,263		$2,822	8
Average Total Fleet	65,128	60,380		4,748	8
Average Daily Revenue per Chassis	$6.76	$6.78		$(0.02)	—
Term Lease Statistics
Per Diem Revenue	$3,976	$4,018		$(42)	(1)
Average Total Fleet	12,263	12,418		(155)	(1)
Average Daily Revenue per Chassis (*excluding early termination revenue)	$3.56	$3.56	*	$—	—

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $44.1 million for the three months ended June 30, 2015 compared to $41.3 million for the three months ended June 30, 2014, an increase of $2.8 million or 7%. Domestic pool per diem revenues increased $2.8 million or 8% due to an 8% increase in the average number of chassis in our domestic pools. Domestic pool term lease revenues decreased slightly as compared to the prior year period, primarily due to a 1% decrease in the average number of chassis on-hire.

Other revenue was $1.9 million for the three months ended June 30, 2015 compared to $2.7 million for the three months ended June 30, 2014, a decrease of $0.8 million or 30%. This decrease was primarily attributable to a $0.8 million decrease in billings to customers for the repositioning of equipment.

Direct operating expenses

Total Company direct operating expenses were $100.0 million for the three months ended June 30, 2015 compared to $83.0 million for the three months ended June 30, 2014, an increase of $17.0 million or 20%.  Maintenance and repair expenses within our Marine and Domestic Market Segments increased $12.5 million or 21%, which was primarily due to a higher average cost per repair, as well as a 7% increase in the average number of chassis operating in marine and domestic chassis pools. The increase in the average cost per repair within the Marine Market segment was driven primarily by an increase in chassis operating and being repaired in higher labor rate regions. Maintenance and repair expenses for chassis residing at third party depots and at the Company’s service centers increased $1.8 million during the three months ended June 30, 2015 versus the comparable period of 2014. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $1.3 million, incremental chassis usage fees of $1.3 million and an increase in pool operational expense of $0.4 million. Other direct operating expenses such as storage fees and licensing expense decreased by $0.3 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $77.7 million for the three months ended June 30, 2015 compared to $62.8 million for the three months ended June 30, 2014, reflecting an increase of $14.9 million or 24%. Maintenance and repair expenses increased $12.3 million or 26%, which was primarily due to a higher average cost per repair driven primarily by an increase in chassis operating and being repaired in higher labor rate regions, as well as a 6% increase in the average number of chassis operating in marine pools. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in incremental chassis usage fees of $1.3 million, an increase in repositioning and handling expenses of $1.2 million and an increase in pool operational expense of $0.4 million. Other direct operating expenses such as storage fees and licensing expense decreased by $0.3 million.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $16.0 million for the three months ended June 30, 2015 compared to $15.8 million for the three months ended June 30, 2014, reflecting an increase of $0.2 million or 1%. Maintenance and repair expenses increased $0.2 million or 2%, despite an 8% increase in the average number of chassis operating in domestic pools. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the three months ended June 30, 2015 versus the comparable period of 2014.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Variance	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$129,924	$107,232	$22,692	$38,664	$28,176	$10,488
Domestic Market segment	45,972	44,007	1,965	25,322	23,496	1,826
Total Reportable segments	$175,896	$151,239	$24,657	$63,986	$51,672	$12,314
Other	1,717	1,188	529	(8,566)	(7,042)	(1,524)
Total Company	$177,613	$152,427	$25,186	$55,420	$44,630	$10,790

Principal collections on direct finance leases				(785)	(1,172)
Non-cash share-based compensation				(102)	(218)
Depreciation expense				(17,914)	(16,773)
Impairment of leasing equipment				(2,569)	(1,191)
Early retirement of leasing equipment				—	(37,766)
Loss on modification and extinguishment of debt and capital lease obligations				—	(80)
Interest expense				(21,506)	(21,375)
Other income, net				221	135
Interest income				—	23
Income (loss) before provision (benefit) for income taxes				12,765	(33,787)
Provision (benefit) for income taxes				5,054	(12,042)
Net income (loss)				$7,711	$(21,745)

Selling, general and administrative expenses

Selling, general and administrative expenses were $23.0 million for the three months ended June 30, 2015 compared to $22.5 million for the three months ended June 30, 2014, an increase of $0.5 million or 2%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of the industry shift to the motor carrier model and consulting fees in support of information technology, operational and human resource initiatives and the costs associated with our relocation to a new corporate headquarters location during May 2015. These increases were partially offset by the capitalization of compensation and related benefit costs for employees directly associated with the development of our new operating and financial reporting systems (“Project Helix”).

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation expense

Depreciation expense was $17.9 million for the three months ended June 30, 2015 compared to $16.8 million for the three months ended June 30, 2014, an increase of $1.1 million or 7%. This increase was primarily due to incremental depreciation expense resulting from chassis acquired since July 1, 2014 and the addition of remanufactured chassis to our domestic pool. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool.

Provision for doubtful accounts

The provision for doubtful accounts was $0.1 million for the three months ended June 30, 2015 compared to $3.7 million for the three months ended June 30, 2014, a decrease of $3.6 million. Although we continue to experience an increase in billings associated with the motor carrier model, strong cash collections have improved our historical collection experience which led to a reduction in the required provision for doubtful accounts.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $2.6 million for the three months ended June 30, 2015 compared to $1.2 million for the three months ended June 30, 2014, an increase of $1.4 million. This increase was primarily due to estimated provisions associated with axle sets anticipated to be unsuitable for the remanufacturing program and estimated shrinkage of certain chassis within our marine pools.

Early retirement of leasing equipment

During the second quarter of 2014, we recorded retirement charges of $37.8 million associated with the retirement of excess and non-standard chassis and axle sets. Approximately $14.8 million of this retirement charge was the result of 11,000 excess and other non-standard chassis residing at depots and chassis pools, in addition to approximately 9,000 axle sets residing at depots which resulted in a retirement charge of $23.0 million. These retirement charges were largely influenced by our successful award of several shipping line acquisitions during the second quarter of 2014 whereby over 23,000 marine chassis were either acquired or returned to us from shipping lines. The influx of marine chassis caused us to analyze our fleet requirements over a multi-year period taking into account forecasted market growth, the current performance of our marine pools and utilization requirements among other factors which ultimately influenced our decision to early retire certain chassis and axle sets. The total of the retirement charges of $37.8 million is recorded in Early retirement of leasing equipment in the Consolidated Statements of Operations for the three months ended June 30, 2014.

Interest expense

Interest expense was $21.5 million for the three months ended June 30, 2015 compared to $21.4 million for the three months ended June 30, 2014, an increase of $0.1 million. Non-cash interest (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) increased $0.7 million, while the cash interest portion resulted in a decrease amounting to $0.6 million. The decrease in cash interest expense for the three months ended June 30, 2015 was primarily due to lower average debt levels during the period.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other income, net

Other income, net for the three months ended June 30, 2015 was $0.2 million compared to $0.1 million for the three months ended June 30, 2014, an increase of $0.1 million. The increase was primarily due to incremental gains associated with the disposition of equipment recorded during the current year period.

Provision (benefit) for income taxes

The effective income tax rates for the three months ended June 30, 2015 and 2014 were 40% and (36%), respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net income (loss)

Net income was $7.7 million for the three months ended June 30, 2015 compared to a net loss of $21.7 million for the three months ended June 30, 2014. The increase in the net income was attributable to the items noted above.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of our consolidated results for the six months ended June 30, 2015 to the six months ended June 30, 2014

	Six Months Ended June 30,		Variance
	2015	2014	$ change	% change
Revenues:
Equipment leasing revenue	$330,127	$271,084	$59,043	22
Finance revenue	795	1,156	(361)	(31)
Other revenue	15,446	19,838	(4,392)	(22)
Total revenues	$346,368	$292,078	$54,290	19
Expenses:
Direct operating expenses	184,920	149,816	35,104	23
Selling, general and administrative expenses	44,288	41,113	3,175	8
Depreciation expense	35,815	35,277	538	2
Provision for doubtful accounts	2,171	7,117	(4,946)	(69)
Impairment of leasing equipment	4,002	2,317	1,685	73
Early retirement of leasing equipment	—	37,766	(37,766)	**
Loss on modification and extinguishment of debt and capital lease obligations	39	102	(63)	(62)
Interest expense	43,603	43,591	12	**
Interest income	(1)	(47)	46	**
Other income, net	(775)	(517)	(258)	50
Total expenses	314,062	316,535	(2,473)	(1)
Income (loss) before provision (benefit) for income taxes	32,306	(24,457)	56,763	232
Provision (benefit) for income taxes	12,434	(8,186)	20,620	252
Net income (loss)	$19,872	$(16,271)	$36,143	222
Adjusted net income(1)	$28,605	$14,135	$14,470	102
Adjusted EBITDA(1)	$117,348	$96,827	$20,521	21

**                                  Not meaningful

(1)                                 For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures.

Revenues

Total Company revenue was $346.4 million for the six months ended June 30, 2015 compared to $292.1 million for the six months ended June 30, 2014, an increase of $54.3 million or 19%.

Equipment leasing revenue was $330.1 million for the six months ended June 30, 2015 compared to $271.1 million for the six months ended June 30, 2014, an increase of $59.0 million or 22%. This increase was primarily the result of a 17% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $49.0 million, and an increase in the average on-hire fleet of approximately 9,200 chassis, or 4%, which led to an increase in equipment leasing revenue of $10.0 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in average per diem rates is primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services.  We have also benefited from negotiated rate increases to shipping line, railroad and intermodal logistics customers.  The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 1,470 chassis from our shipping line customers from July 1, 2014 through June 30, 2015 as well as a shift of 1,848 term lease units into our pools over the same period. We anticipate that purchases of shipping lines chassis will slow considerably as most shipping lines have either divested their chassis fleets or announced their intentions to retain them. We also believe that the pace with which chassis have shifted from our term lease product into our pools will be slowing.

Finance revenue was $0.8 million for the six months ended June 30, 2015 compared to $1.2 million for the six months ended June 30, 2014, a decrease of $0.4 million or 33%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $6.6 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $15.4 million for the six months ended June 30, 2015 compared to $19.8 million for the six months ended June 30, 2014, a decrease of $4.4 million or 22%. This decrease was primarily attributable to a $4.1 million reduction in term lease termination fees, a $0.6 million reduction in billings to customers for the repositioning of equipment and a $0.3 million reduction in fees earned for management services. These decreases were partially offset by an increase in scrap metal proceeds in connection with the disposal of end-of-life chassis of $0.4 million and a $0.2 million increase in repair billings to customers.

Marine Market segment

Total Marine Market segment revenue was $252.3 million for the six months ended June 30, 2015 compared to $203.1 million for the six months ended June 30, 2014, an increase of $49.2 million or 24%.

	Six Months Ended June 30,
Key Operating Statistics	2015	2014	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$225,436	$169,840	$55,596	33
Average Total Fleet	148,479	137,070	11,409	8
Average Daily Revenue per Chassis	$8.39	$6.85	$1.54	23
Term Lease Statistics
Per Diem Revenue	$18,465	$19,520	$(1,055)	(5)
Average Total Fleet	33,954	40,505	(6,551)	(16)
Average Daily Revenue per Chassis	$3.00	$2.66	$0.34	13

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $243.9 million for the six months ended June 30, 2015 compared to $189.4 million for the six months ended June 30, 2014, an increase of $54.5 million or 29%. Marine pool per diem revenues increased $55.6 million or 33% due to a 23% increase in the average per diem rate and an 8% increase in the average number of chassis in our marine pools. The increased number of chassis in our marine pools is due to the Company’s purchase of 1,470 chassis from our shipping line customers from July 1, 2014 through June 30, 2015 as well as a shift of 1,848 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model.  The increase in the average per diem rates in the marine pools is primarily due to a favorable mix of higher per diem rates billed to motor carriers and negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 54% of total marine pool per diem revenue for the six months ended June 30, 2015 from 48% in the six months ended June 30, 2014. Marine segment term lease revenues decreased $1.1 million or 5% due to a 16% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool during 2014. This decrease was partially offset by a 13% increase in the average per diem rates.

Finance revenue was $0.8 million for the six months ended June 30, 2015 compared to $1.2 million for the six months ended June 30, 2014, a decrease of $0.4 million or 33%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $6.6 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $7.7 million for the six months ended June 30, 2015 compared to $12.6 million for the six months ended June 30, 2014, a decrease of $4.9 million or 39%. This decrease was primarily attributable to a $4.3 million reduction in term lease termination fees, a $0.4 million reduction in billings to customers for the repositioning of equipment and a $0.2 million reduction in fees earned for management services.

Domestic Market segment

Total Domestic Market segment revenue was $90.5 million for the six months ended June 30, 2015 compared to $86.8 million for the six months ended June 30, 2014, an increase of $3.7 million or 4%.

	Six Months Ended June 30,
Key Operating Statistics	2015	2014		Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$78,304	$72,551		$5,753	8
Average Total Fleet	65,057	60,323		4,734	8
Average Daily Revenue per Chassis	$6.65	$6.64		$0.01	—
Term Lease Statistics
Per Diem Revenue	$7,922	$9,173		$(1,251)	(14)
Average Total Fleet	12,285	12,653		(368)	(3)
Average Daily Revenue per Chassis (*excluding early termination revenue)	$3.56	$3.51	*	$0.05	1

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Equipment leasing revenue was $86.2 million for the six months ended June 30, 2015 compared to $81.7 million for the six months ended June 30, 2014, an increase of $4.5 million or 6%. Domestic pool per diem revenues increased $5.8 million or 8% due to an 8% increase in the average number of chassis in our domestic pools and a slight increase in the average per diem rates. Domestic pool term lease revenues decreased $1.3 million or 14% primarily due to early termination revenue associated with an expiring term lease recognized during the comparable prior year period, as well as a 3% decrease in the average number of chassis on-hire.

Other revenue was $4.2 million for the six months ended June 30, 2015 compared to $5.1 million for the six months ended June 30, 2014, a decrease of $0.9 million or 18%. This decrease was primarily attributable to a $0.5 million reduction in billings to customers for the repositioning of equipment, a decrease in repair billings to customers of $0.3 million and a $0.1 million reduction in fees earned for management services.

Direct operating expenses

Total Company direct operating expenses were $184.9 million for the six months ended June 30, 2015 compared to $149.8 million for the six months ended June 30, 2014, an increase of $35.1 million or 23%.  Maintenance and repair expenses within our Marine and Domestic Market Segments increased $25.8 million or 25%, which was primarily due to a higher average cost per repair, as well as an 8% increase in the average number of chassis operating in marine and domestic chassis pools. The increase in the average cost per repair within the Marine Market segment was driven primarily by an increase in chassis operating and being repaired in higher labor rate regions. Maintenance and repair expenses for chassis residing at third party depots and at the Company’s service centers increased $3.5 million during the six months ended June 30, 2015 versus the comparable period of 2014. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $3.3 million, incremental chassis usage fees of $1.4 million and an increase in pool operational expense of $1.1 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $144.0 million for the six months ended June 30, 2015 compared to $112.3 million for the six months ended June 30, 2014, reflecting an increase of $31.7 million or 28%. Maintenance and repair expenses increased $27.0 million or 33%, which was primarily due to a higher average cost per repair driven primarily by an increase in chassis operating and being repaired in higher labor rate regions, as well as an 8% increase in the average number of chassis operating in marine pools. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $2.4 million, incremental chassis usage fees of $1.3 million and an increase in pool operational expense of $1.1 million. Other direct operating expenses such as storage costs and licensing expense decreased by $0.1 million.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $29.1 million for the six months ended June 30, 2015 compared to $29.3 million for the six months ended June 30, 2014, reflecting a decrease of $0.2 million or 1%. Maintenance and repair expenses decreased $1.2 million or 6%, despite an 8% increase in the average number of chassis operating in domestic pools. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the six months ended June 30, 2015 versus the comparable period of 2014. This decrease was partially offset by increasing customer demand in chassis pools which has resulted in an increase in repositioning and handling expenses of $0.8 million. Other direct operating expenses such as chassis usage fees and licensing expense contributed to the remaining increase of $0.2 million.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Variance	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$252,329	$203,117	$49,212	$80,845	$61,064	$19,781
Domestic Market segment	90,469	86,821	3,648	52,516	48,968	3,548
Total Reportable segments	$342,798	$289,938	$52,860	$133,361	$110,032	$23,329
Other	3,570	2,140	1,430	(16,013)	(13,205)	(2,808)
Total Company	$346,368	$292,078	$54,290	$117,348	$96,827	$20,521

Principal collections on direct finance leases				(2,010)	(2,359)
Non-cash share-based compensation				(349)	(436)
Depreciation expense				(35,815)	(35,277)
Impairment of leasing equipment				(4,002)	(2,317)
Early retirement of leasing equipment				—	(37,766)
Loss on modification and extinguishment of debt and capital lease obligations				(39)	(102)
Interest expense				(43,603)	(43,591)
Other income, net				775	517
Interest income				1	47
Income (loss) before provision (benefit) for income taxes				32,306	(24,457)
Provision (benefit) for income taxes				12,434	(8,186)
Net income (loss)				$19,872	$(16,271)

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selling, general and administrative expenses

Selling, general and administrative expenses were $44.3 million for the six months ended June 30, 2015 compared to $41.1 million for the six months ended June 30, 2014, an increase of $3.2 million or 8%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of the industry shift to the motor carrier model and consulting fees in support of information technology, operational and human resource initiatives and the costs associated with our relocation to a new corporate headquarters location during May 2015. These increases were partially offset by the capitalization of compensation and related benefit costs for employees directly associated with the development of our new operating and financial reporting systems (“Project Helix”).

Depreciation expense

Depreciation expense was $35.8 million for the six months ended June 30, 2015 compared to $35.3 million for the six months ended June 30, 2014, an increase of $0.5 million or 1%. This increase was primarily due to incremental depreciation expense resulting from chassis acquired since July 1, 2014 and the addition of remanufactured chassis to our domestic pool. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool. This increase was partially offset by reductions in depreciation expense resulting from the change in the estimated useful life of 53’ domestic chassis from 17.5 years to 20 years effective April 1, 2014, as well as the early retirement of certain marine chassis as of April 1, 2014. Retiring such chassis eliminated the need to depreciate them subsequently.

Provision for doubtful accounts

The provision for doubtful accounts was $2.2 million for the six months ended June 30, 2015 compared to $7.1 million for the six months ended June 30, 2014, a decrease of $4.9 million. Although we continue to experience an increase in billings associated with the motor carrier model, strong cash collections have improved our historical collection experience which led to a reduction in the required provision for doubtful accounts.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $4.0 million for the six months ended June 30, 2015 compared to $2.3 million for the six months ended June 30, 2014, an increase of $1.7 million. This increase was primarily due to estimated provisions associated with axle sets anticipated to be unsuitable for the remanufacturing program and estimated shrinkage of certain chassis within our marine pools.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Early retirement of leasing equipment

During the second quarter of 2014, we recorded retirement charges of $37.8 million associated with the retirement of excess and non-standard chassis and axle sets. Approximately $14.8 million of this retirement charge was the result of 11,000 excess and other non-standard chassis residing at depots and chassis pools, in addition to approximately 9,000 axle sets residing at depots which resulted in a retirement charge of $23.0 million. These retirement charges were largely influenced by our successful award of several shipping line acquisitions during the second quarter of 2014 whereby over 23,000 marine chassis were either acquired or returned to us from shipping lines. The influx of marine chassis caused us to analyze our fleet requirements over a multi-year period taking into account forecasted market growth, the current performance of our marine pools and utilization requirements among other factors which ultimately influenced our decision to early retire certain chassis and axle sets. The total of the retirement charges of $37.8 million is recorded in Early retirement of leasing equipment in the Consolidated Statements of Operations for the six months ended June 30, 2014.

Interest expense

Interest expense was $43.6 million for both the six months ended June 30, 2015 and June 30, 2014. Non-cash interest (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) increased $1.8 million, while the cash interest portion resulted in a decrease amounting to $1.8 million. The decrease in cash interest expense for the six months ended June 30, 2015 was primarily due to lower average debt levels and a lower interest rate in effect during the period.

Other income, net

Other income, net for the six months ended June 30, 2015 was $0.8 million compared to $0.5 million for the six months ended June 30, 2014, an increase of $0.3 million. The increase was primarily due to incremental gains associated with the disposition of equipment recorded during the current year period.

Provision (benefit) for income taxes

The effective income tax rates for the six months ended June 30, 2015 and 2014 were 38% and (33%), respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net income (loss)

Net income was $19.9 million for the six months ended June 30, 2015 compared to a net loss of $16.3 million for the six months ended June 30, 2014. The increase in the net income was attributable to the items noted above.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, lines of credit and other secured and unsecured borrowings.

Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections, billings to lessees for maintenance and repairs and billings to lessees for repositioning and management services.  Cash flow provided by operating activities was $85.4 million and $61.5 million for the six months ended June 30, 2015 and 2014, respectively.  The increase was primarily the result of increased profitability of $20.5 million on higher total revenues, lower cash paid for interest of $1.7 million and higher cash provided by working capital of $4.4 million.

Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were $1,096.4 million as of June 30, 2015 and $1,164.2 million as of December 31, 2014.  As of June 30, 2015, we had $711.0 million outstanding under the ABL Facility and the ability to draw $539.0 million. No other amounts are available to draw under other currently secured or unsecured borrowings.

Other Considerations

As of June 30, 2015, we had approximately $28.2 million of scheduled debt amortization over the next 12 month period.  These amounts do not include $53.8 million of interest payments, $28.7 million of asset purchase commitments and $12.5 million of operating lease commitments existing as of June 30, 2015 and maturing over the next 12 months.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity needs for acquisition of new chassis

We expect to invest substantial funds to acquire new and used chassis and remanufacture chassis, although there can be no assurances as to the timing and amount of such acquisitions.  During 2014, a total of $149.4 million was invested of which $111.6 million was used to acquire and refurbish marine chassis and $37.8 million was used to remanufacture domestic chassis.  During the six months ended June 30, 2015, $16.7 million was invested of which $5.4 million was used to acquire and refurbish marine chassis and $11.3 million was used to remanufacture domestic chassis.  We anticipate additional equipment investment during the remainder of 2015; however, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost.

These factors, as well as numerous other factors could limit our ability to raise funds and further the growth of our business.

Cash flow

Cash was $3,717 at June 30, 2015 compared to $4,256 at December 31, 2014, a decrease of $539.  Cash flow information for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$85,364	$61,451
Net cash used in investing activities	(17,613)	(87,858)
Net cash (used in) provided by financing activities	(67,944)	28,250
Effect of changes in exchange rates on cash and cash equivalents	(346)	(99)
Net (decrease) increase in cash and cash equivalents	$(539)	$1,744

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

Net cash provided by operating activities was $85.4 million for the six months ended June 30, 2015 compared to $61.5 million for the six months ended June 30, 2014, an increase of $23.9 million.  The increase was primarily the result of increased profitability of $20.5 million on higher total revenues, lower cash paid for interest of $1.7 million and higher cash provided by working capital of $4.4 million.

Net cash used in investing activities was $17.6 million for the six months ended June 30, 2015 compared to $87.9 million for the six months ended June 30, 2014, a $70.3 million decrease in cash out-flows. The decrease was primarily driven by a $70.0 million decrease in capital spending coupled with a $0.6 million increase in proceeds from the sales of leasing equipment.  This was partially offset by a $0.3 million decrease in collections on net investment in direct finance leases.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in financing activities was $67.9 million for the six months ended June 30, 2015 compared to cash provided by financing activities of $28.3 million for the six months ended June 30, 2014, a $96.2 million decrease. The decrease in cash for the first six months of 2015 was primarily attributable to lower net borrowings of $98.8 million partially offset by a $0.6 million decrease in share repurchases from employees and a $2.0 million decrease in cash paid for debt issuance fees.

On July 15, 2015, the Company and TRAC Intermodal Corp. (collectively, the “Issuers”) delivered to the holders of the Notes a notice of redemption notifying the holders that the Issuers have elected to redeem $150.0 million in aggregate principal amount of the outstanding Notes.  The Notes are called for redemption on August 15, 2015 at a redemption price equal to 108.250 percent of the principal amount.  Additionally, approximately $3.1 million of deferred financing fees related to these notes will be expensed upon redemption.  The Company intends to fund the redemption amount by borrowing on its ABL Facility.

On August 11, 2015, Interpool entered into Amendment No. 3 (the “Third Amendment”) to Interpool’s existing asset backed credit agreement, dated as of August 9, 2012 (the “Credit Agreement”) among the loan parties listed therein, the lenders named therein and the JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”).  Pursuant to the Third Amendment, the definition of “Payment Conditions” was amended by modifying the calculation used for purposes of determining the amount of any permitted acquisition, investment, asset sale and restricted payment the Company may make as well as any indebtedness the Company may prepay under the Credit Agreement. Under the Third Amendment, the aggregate total revolving commitment under the ABL Facility was also increased from $1,250.0 million to $1,400.0 million.

In addition, on August 11, 2015, Interpool entered into an incremental facility amendment (the “Incremental Amendment”) to the Credit Agreement.  Pursuant to the Incremental Amendment, Interpool obtained additional revolving commitments under the ABL Facility through its Administrative Agent from Citibank, N.A., as a new lender in the amount of $100.0 million and from existing lender, City National Bank, in the amount of $9.0 million. Three existing lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch reduced their commitments by $22.75 million, $22.75 million and $13.5 million, respectively resulting in an aggregate increase in revolving commitments of $50.0 million. As a result of the Incremental Amendment, the aggregate total revolving commitment of the existing lenders under the Credit Agreement is $1,300.0 million.   See Note 15, Subsequent Events.

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual obligations and commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of June 30, 2015.

		Maturity in years
(Dollars in thousands)	Total as of June 30, 2015	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$711,000	$10,000	$—	$701,000	$—	$—	$—
Senior Secured 11% Notes	300,000	—	—	—	—	300,000	—
Loan payable to CIMC	15,748	2,489	2,605	2,727	2,854	2,988	2,085
Capital lease obligations	69,629	15,705	38,669	5,731	8,396	501	627
Lease asset purchase commitments	28,701	28,701	—	—	—	—	—
Interest payments	191,642	53,818	52,128	36,829	33,448	15,350	69
Operating leases	45,884	12,532	6,998	6,207	3,282	2,486	14,379
Total	$1,362,604	$123,245	$100,400	$752,494	$47,980	$321,325	$17,160

Our contractual obligations consist of principal and interest payments related to the ABL Facility, the Notes, chassis purchase commitments and operating lease payments for our chassis and office facilities. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments.

Covenants

Under the indenture governing the notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of June 30, 2015, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.

Commitments

Purchase commitments

Our chassis purchase commitments are related to commitments to refurbish and remanufacture chassis. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to these commitments. As of June 30, 2015, we had commitments totaling $28.7 million, all of which was committed for 2015.

Operating leases

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. Minimum rent payments under our material leases were $45.9 million as of June 30, 2015.

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

We define adjusted net income as net income (loss) before non-cash interest expense related to deferred financing fees, non-cash share-based compensation, loss on modification and extinguishment of debt and capital lease obligations, terminations, modification, and fair value adjustments of derivative instruments and other non-routine, non-cash items as determined by management. We use adjusted net income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net income provides us with a measure of financial performance of the business based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results. Adjusted net income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

The following table shows the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to adjusted net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net income (loss)	$7,711	$(21,745)	$19,872	$(16,271)
Non-cash interest expense, net of tax	1,097	1,075	2,209	2,053
Non-cash share-based compensation, net of tax	61	130	209	261
Loss on modification and extinguishment of debt and capital lease obligations, net of tax	—	48	24	61
Loss on termination and modification of derivative instruments, net of tax	3,066	2,632	6,316	5,396
Fair value adjustment for derivative instruments, net of tax	(13)	(13)	(25)	(25)
Early retirement of leasing equipment, net of tax	—	22,660	—	22,660
Adjusted net income	$11,922	$4,787	$28,605	$14,135

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

Set forth below is additional detail as to how we use Adjusted EBITDA as a measure of both operating performance and liquidity, as well as reconciliations of Adjusted EBITDA to our U.S. GAAP net income (loss) and cash flow from operating activities.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net income (loss)	$7,711	$(21,745)	$19,872	$(16,271)
Income tax provision (benefit)	5,054	(12,042)	12,434	(8,186)
Interest expense	21,506	21,375	43,603	43,591
Depreciation expense	17,914	16,773	35,815	35,277
Impairment of leasing equipment	2,569	1,191	4,002	2,317
Early retirement of leasing equipment	—	37,766	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	—	80	39	102
Other income, net	(221)	(135)	(775)	(517)
Interest income	—	(23)	(1)	(47)
Non-cash share-based compensation	102	218	349	436
Principal collections on direct finance leases, net of interest earned	785	1,172	2,010	2,359
Adjusted EBITDA	$55,420	$44,630	$117,348	$96,827

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company’s cash generation, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net cash provided by operations	$58,363	$38,500	$85,364	$61,451
Depreciation and amortization	(17,934)	(16,847)	(35,874)	(35,407)
Provision for doubtful accounts	(99)	(3,660)	(2,171)	(7,117)
Amortization of deferred financing fees	(1,810)	(1,722)	(3,636)	(3,296)
Derivative loss reclassified into earnings	(5,110)	(4,389)	(10,526)	(8,995)
Ineffective portion of cash flow hedges	22	20	42	41
Loss on modification and extinguishment of debt and capital lease obligations	—	(80)	(39)	(102)
Non-cash share-based compensation	(102)	(218)	(349)	(436)
Other, net	229	137	783	521
Impairment of leasing equipment	(2,569)	(1,191)	(4,002)	(2,317)
Early retirement of leasing equipment	—	(37,766)	—	(37,766)
Changes in assets and liabilities:
Accounts receivable	157	15,974	(1,259)	21,430
Other assets	(548)	(102)	2,079	2,030
Accounts payable	(3,307)	284	(3,601)	(1,770)
Accrued expenses and other liabilities	(14,708)	(22,955)	6,401	(13,651)
Deferred income taxes, net	(4,873)	12,270	(13,340)	9,113
Provision (benefit) for income taxes	5,054	(12,042)	12,434	(8,186)
Interest expense	21,506	21,375	43,603	43,591
Depreciation expense	17,914	16,773	35,815	35,277
Impairment of leasing equipment	2,569	1,191	4,002	2,317
Early retirement of leasing equipment	—	37,766	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	—	80	39	102
Other income, net	(221)	(135)	(775)	(517)
Interest income	—	(23)	(1)	(47)
Non-cash share-based compensation	102	218	349	436
Principal collections on direct finance leases, net of interest earned	785	1,172	2,010	2,359
Adjusted EBITDA	$55,420	$44,630	$117,348	$96,827

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

Item 4.                                                         Disclosure Controls and Procedures

(a)         Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.                                                         Defaults Upon Senior Securities

NONE

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

On August 11, 2015, Interpool entered into Amendment No. 3 (the “Third Amendment”) to Interpool’s existing asset backed credit agreement, dated as of August 9, 2012 (the “Credit Agreement”) among the loan parties listed therein, the lenders named therein and the JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”).  Pursuant to the Third Amendment, the definition of “Payment Conditions” was amended by modifying the calculation used for purposes of determining the amount of any permitted acquisition, investment, asset sale and restricted payment the Company may make as well as any indebtedness the Company may prepay under the Credit Agreement. Under the Third Amendment, the aggregate total revolving commitment under the ABL Facility was also increased from $1,250,000 to $1,400,000.

In addition, on August 11, 2015, Interpool entered into an incremental facility amendment (the “Incremental Amendment”) to the Credit Agreement. Pursuant to the Incremental Amendment, Interpool obtained additional revolving commitments under the ABL Facility through its Administrative Agent from Citibank, N.A., as a new lender in the amount of $100,000 and from existing lender, City National Bank, in the amount of $9,000. Three existing lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch reduced their commitments by $22,750, $22,750 and $13,500, respectively resulting in an aggregate increase in revolving commitments of $50,000. As a result of the Incremental Amendment, the aggregate total revolving commitment of the existing lenders under the Credit Agreement is $1,300,000.

The Company incurred approximately $749 in commitment, arrangement and other fees in connection with the Third Amendment and the Incremental Amendment.  These fees will be classified as deferred financing fees and will be amortized into interest expense over the remaining term of the ABL Facility.

PART II.  OTHER INFORMATION

Item 6.                                                         Exhibits

Exhibit No.	Description

10.1*

Amendment No. 3, dated as of August 11, 2015, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto.

10.2*

Incremental Facility Amendment, dated as of August 11, 2015, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto

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

Date: August 12, 2015

TRAC INTERMODAL LLC

Registrant

	By:	/s/ CHRIS ANNESE

Chris Annese

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)