Form 10-Q
period 2015-09-30
TRAC Intermodal LLC
filed 2015-11-06
CIK 1570774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015

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

•                                          the demand for chassis;

•                                          operating costs, including the cost of maintaining and repairing chassis, the cost of labor rates, the cost of parts and materials and the imposition of fees and other charges by the host locations at which we operate our chassis pools;

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

•                                          expansion of the Company’s business to provide logistics services and repair services through its service centers and mobile service units;

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

Forward-looking statements (continued)

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

•                                          strikes, work stoppages or slowdowns by draymen, truckers, longshoremen, and railroad workers;

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

•                                          the impact of litigation that is not covered by insurance;

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$2,299	$4,256
Accounts receivable, net of allowance of $15,758 and $19,030, respectively	122,017	135,076
Net investment in direct finance leases	13,689	16,215
Leasing equipment, net of accumulated depreciation of $439,983 and $400,408, respectively	1,410,132	1,436,909
Goodwill	251,907	251,907
Other assets	43,139	41,954
Total assets	$1,843,183	$1,886,317

Liabilities and member’s interest
Liabilities
Accounts payable	$14,644	$14,781
Accrued expenses and other liabilities	65,437	74,449
Deferred income taxes, net	120,556	102,467
Debt and capital lease obligations:
Due within one year	36,058	30,546
Due after one year	1,049,911	1,133,676
Total debt and capital lease obligations	1,085,969	1,164,222
Total liabilities	1,286,606	1,355,919

Commitments and contingencies (Note 7)	—	—

Member’s interest
Member’s interest	578,115	559,015
Accumulated other comprehensive loss	(21,538)	(28,617)
Total member’s interest	556,577	530,398
Total liabilities and member’s interest	$1,843,183	$1,886,317

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Equipment leasing revenue	$170,015	$158,844	$500,142	$429,928
Finance revenue	404	495	1,199	1,651
Other revenue	6,780	7,758	22,226	27,596
Total revenues	177,199	167,097	523,567	459,175

Expenses
Direct operating expenses	98,679	94,385	283,599	244,201
Selling, general and administrative expenses	23,741	21,293	68,029	62,406
Depreciation expense	18,017	18,942	53,832	54,219
Provision for doubtful accounts	(28)	3,579	2,143	10,696
Impairment of leasing equipment	1,693	932	5,695	3,249
Early retirement of leasing equipment	—	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	16,173	—	16,212	102
Interest expense	19,715	21,079	63,318	64,670
Interest income	—	(5)	(1)	(52)
Other income, net	(290)	(166)	(1,065)	(683)
Total expenses	177,700	160,039	491,762	476,574

(Loss) income before provision (benefit) for income taxes	(501)	7,058	31,805	(17,399)
Provision (benefit) for income taxes	737	896	13,171	(7,290)
Net (loss) income	$(1,238)	$6,162	$18,634	$(10,109)

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net (loss) income	$(1,238)	$6,162	$18,634	$(10,109)
Unrealized (loss) income on derivative instruments, net of tax of $341 and ($567) and $1,053 and $134, respectively	(528)	871	(1,623)	(207)
Derivative loss reclassified into earnings, net of tax of ($1,956) and ($1,604) and ($6,086) and ($5,147), respectively	3,025	2,469	9,421	7,921
Foreign currency translation, net of tax of $235 and $138 and $440 and $173, respectively	(362)	(212)	(719)	(273)
Total other comprehensive income, net of tax	2,135	3,128	7,079	7,441
Total comprehensive income (loss)	$897	$9,290	$25,713	$(2,668)

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$18,634	$(10,109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,911	54,414
Provision for doubtful accounts	2,143	10,696
Amortization of deferred financing fees	5,315	5,014
Loss on modification and extinguishment of debt and capital lease obligations	16,212	102
Derivative loss reclassified into earnings	15,507	13,068
Ineffective portion of cash flow hedges	166	(63)
Impairment of leasing equipment	5,695	3,249
Early retirement of leasing equipment	—	37,766
Share-based compensation	466	654
Deferred income taxes, net	14,306	(8,072)
Other, net	(991)	(686)
Changes in assets and liabilities:
Accounts receivable	10,405	(33,791)
Other assets	(1,537)	(2,254)
Accounts payable	(137)	2,152
Accrued expenses and other liabilities	(13,043)	11,916
Net cash provided by operating activities	127,052	84,056

Cash flows from investing activities
Proceeds from sale of leasing equipment	9,530	7,594
Collections on net investment in direct finance leases, net of interest earned	2,771	3,586
Proceeds from sale of other assets	2,300	—
Purchase of leasing equipment	(38,386)	(114,041)
Purchase of fixed assets	(12,799)	(2,163)
Other investing activity	(244)	—
Net cash used in investing activities	(36,828)	(105,024)

Cash flows from financing activities
Proceeds from long-term debt	256,250	119,000
Repayments of long-term debt	(334,622)	(101,529)
Premium paid for redemption of Notes	(12,375)	—
Cash paid for debt issuance fees	(748)	(2,069)
Repurchase of indirect parent shares from employees	—	(630)
Net cash (used in) provided by financing activities	(91,495)	14,772

Effect of changes in exchange rates on cash and cash equivalents	(686)	(316)
Net decrease in cash and cash equivalents	(1,957)	(6,512)
Cash and cash equivalents, beginning of year	4,256	11,843
Cash and cash equivalents, end of period	$2,299	$5,331
Supplemental disclosures of cash flow information
Cash paid for interest	$52,513	$54,665
Cash (refunded) paid for taxes, net	$(801)	$945

See accompanying notes

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

1.              Description of the Business and Basis of Presentation

The accompanying Consolidated Financial Statements of TRAC Intermodal LLC and subsidiaries (the “Company,” “we,” “our” or “TRAC”) are unaudited and have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading.   These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 and with the information contained in other publicly-available filings with the SEC.

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

For the Three and Nine Months Ended September 30, 2015 and 2014

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

New Accounting Standards

Pending Adoption

In September 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”).  The guidance requires that adjustments to provisional amounts recognized in a business combination be recorded during the measurement period in the period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effects on earnings of changes in depreciation, amortization, or other income effects, if any, as the result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additional disclosures are required to clarify the impact the adjustments to provisional amounts would have had on prior periods (by income statement line item). The update is effective for reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. We do not anticipate adoption of this guidance to have a material effect on our consolidated financial statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

1.  Description of the Business and Basis of Presentation (continued)

In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs.  The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted.  The Company will adopt this standard on December 31, 2015 on a retrospective basis.  The implementation of this standard will result in the reclassification of certain debt issuance costs from Other assets to a reduction in the carrying amount of the related debt liability within the Consolidated Balance Sheets. The estimated reclassifications for the years ended December 31, 2015, 2014 and 2013 are $11.6 million, $21.6 million and $25.3 million, respectively.

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

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

2. Leasing Activity

Equipment Leasing Revenue

The Company has non-cancelable operating leases for certain of its leasing equipment.  At September 30, 2015, future minimum lease revenue under these agreements is estimated as follows:

2015	$23,636
2016	59,387
2017	39,562
2018	8,915
2019	7,267
Thereafter	2,687
$141,454

Finance Revenue

At September 30, 2015, receivables under direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2015	$1,230	$337	$893
2016	3,869	1,131	2,738
2017	10,349	392	9,957
2018	89	5	84
2019	4	2	2
Thereafter	18	3	15
	$15,559	$1,870	$13,689

As of December 31, 2014, the Company had total lease receivables, unearned lease income and net lease receivables of $19,271, $3,056 and $16,215, respectively.  As of September 30, 2015 and December 31, 2014, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $8,764 and $8,778, respectively.  The unguaranteed residual values are reflected in “Total Lease Receivables” above.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	September 30,	December 31,
	2015	2014
Total leasing equipment	$1,850,115	$1,837,317
Less accumulated depreciation	(439,983)	(400,408)
Leasing equipment, net of accumulated depreciation	$1,410,132	$1,436,909

Leasing equipment includes assets recorded under capital leases of $149,645 and $182,688 with accumulated depreciation of $50,779 and $53,016 at September 30, 2015 and December 31, 2014, respectively.

Impairment of Leasing Equipment

Impairment of leasing equipment amounted to $1,693 and $5,695 for the three and nine months ended September 30, 2015, respectively.  This compares to $932 and $3,249 for the three and nine months ended September 30, 2014, respectively.  The increase in impairment charges reflected during 2015 was primarily due to estimated provisions associated with axle sets anticipated to be unsuitable for the remanufacturing program and estimated shrinkage of certain chassis in our marine pools.  The above impairment charges are recorded in Impairment of leasing equipment in the Consolidated Statements of Operations.

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

For the Three and Nine Months Ended September 30, 2015 and 2014

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

4. Capitalized Software Development Costs

In 2014, the Company’s Investment Committee approved the proposal to replace its principal operating and financial reporting systems, named “Project Helix” to provide more functional capabilities necessitated by new business requirements emerging from the industry shift to the motor carrier model.  In conjunction with application development efforts during the nine months ended September 30, 2015, the Company capitalized $7,053 of eligible costs in accordance with ASC 350-40, Internal-Use Software.  These costs are included in Other assets in the Consolidated Balance Sheet.  Once the software is substantially complete and ready for its intended use, capitalization will cease.  Capitalized software costs will be amortized on a straight-line basis over seven years, the estimated useful life of the software.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

5. Borrowings

The following is a summary of the Company’s borrowings:

	September 30,	December 31,
	2015	2014
Senior Secured 11% Notes	$150,000	$300,000
ABL Facility	854,500	759,000
Loans Payable CIMC	15,137	16,950
Capital lease obligations	66,332	88,272
Total debt	1,085,969	1,164,222
Less current maturities	(36,058)	(30,546)
Long-term debt, less current maturities	$1,049,911	$1,133,676

The Company’s debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 5.78% for the year ended December 31, 2014.  For the nine months ended September 30, 2015 and 2014, the weighted-average interest rate was 5.58% and 5.81%, respectively.  The weighted-average interest rates disclosed are calculated as “all-in” rates which include cash interest expense and amortization of agents’ fees and deferred financing fees.

Redemption of Senior Secured 11% Notes

On August 17, 2015, the Company borrowed $176,000 under its ABL Facility which carries an interest rate of one-month USD LIBOR + 2.25%.  The funds were used to finance the redemption of $150,000 in aggregate principal amount of the outstanding Senior Secured 11% Notes at a redemption price equal to 108.250 of such aggregate principal amount.  Approximately $162,375 was paid to redeem the Notes, $150,000 aggregate principal amount and a premium of $12,375, and approximately $3,058 of deferred financing fees were expensed upon redemption.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

5.  Borrowings (continued)

Amendment to ABL Facility

On August 11, 2015, Interpool entered into Amendment No. 3 (the “Third Amendment”) to Interpool’s existing asset backed credit agreement, dated as of August 9, 2012 (the “Credit Agreement”) among the loan parties listed therein, the lenders named therein and the JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”).  Pursuant to the Third Amendment, the definition of “Payment Conditions” was amended by modifying the calculation used for purposes of determining the amount of any permitted acquisition, investment, asset sale and restricted payment the Company may make as well as any indebtedness the Company may prepay under the Credit Agreement. Under the Third Amendment, the aggregate total revolving commitment available under the ABL Facility was also increased from $1,250,000 to $1,400,000.

In addition, on August 11, 2015, Interpool entered into an incremental facility amendment (the “Incremental Amendment”) to the Credit Agreement.  Pursuant to the Incremental Amendment, Interpool obtained additional revolving commitments under the ABL Facility through its Administrative Agent from Citibank, N.A., as a new lender in the amount of $100,000 and from existing lender, City National Bank, in the amount of $9,000. Three existing lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch reduced their commitments by $22,750, $22,750 and $13,500, respectively resulting in an aggregate increase in revolving commitments of $50,000. As a result of the Incremental Amendment,   lenders have committed to an aggregate total revolving commitment under the Credit Agreement of $1,300,000.

In accordance with FASB ASC Topic 470-50, Modifications and Extinguishments of Debt, the Company evaluated the accounting for financing fees on a lender by lender basis.  Since three lenders reduced their commitments under the ABL Facility, offset by one existing lender who increased their commitment, the Company recognized a loss on modification of debt of $739. This amount is recorded in Loss on modification and extinguishment of debt and capital lease obligations in the Consolidated Statement of Operations. Additionally, costs incurred in connection with the Third Amendment and the Incremental Amendment for commitment, arrangement and other fees were approximately $749.  These fees are classified as deferred financing fees and will be amortized into interest expense over the remaining term of the ABL Facility.

On February 28, 2015, the Company exercised a purchase option from a maturing capital lease for an aggregate price of $11,806.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

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

On January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument.  The Company receives one month LIBOR with interest payable at a rate of 0.756% on the notional amount.  At September 30, 2015, one month LIBOR was 0.193%.  The agreement terminates on August 9, 2017, in line with the termination date of the ABL Facility.

The Company’s interest rate derivative involves counterparty credit risk.  As of September 30, 2015, the Company does not anticipate its counterparty will fail to meet its obligation.  As of September 30, 2015, there are no credit risk related contingent features in the Company’s derivative agreement.   For additional disclosures related to derivative instruments, see Notes 9 and 13 to the Consolidated Financial Statements.

The Company held the following interest rate derivative as of September 30, 2015:

	Notional	Effective	Maturity	Floating	Fixed Leg	Fair
Hedged Item	Amount	Date	Date	Rate	Interest Rate	Value Gain(a)
ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$(827)

(a)         This interest rate derivative is recorded in Accrued expense and other liabilities in the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
September 30, 2015	$300,000	0.756%	1.78 years
December 31, 2014	$300,000	0.756%	2.53 years

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

6.  Derivative and Hedging Activities (continued)

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the Consolidated Financial Statements for the periods indicated:

		Effective Portion			Ineffective Portion
	Derivative Instruments	Change in Unrealized Loss Recognized in OCI on Derivatives (a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income (b)	Classification of Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative (c)

Three Months ended September 30, 2015	Interest rate derivatives	$(792)	Interest expense	$3,289	Interest expense	$208

Nine Months ended September 30, 2015	Interest rate derivatives	$(2,425)	Interest expense	$10,223	Interest expense	$166

Three Months ended September 30, 2014	Interest rate derivatives	$591	Interest expense	$2,749	Interest expense	$(22)

Nine Months ended September 30, 2014	Interest rate derivatives	$(1,037)	Interest expense	$8,751	Interest expense	$(63)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net settlements of interest rate derivative, net of tax of ($171), ($182), ($519) and ($540), respectively	$264	$280	$802	$830
Amortization of terminated derivatives, net of tax of ($1,956), ($1,604), ($6,086) and ($5,147), respectively	3,025	2,469	9,421	7,921
	$3,289	$2,749	$10,223	$8,751

(c)               Amount impacting income not related to AOCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

6. Derivatives and Hedging Activities (continued)

The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the three and nine months ended September 30, 2015 and 2014:

	Original Maximum Notional	Effective	Maturity	Fixed	Termination De-designation	Deferred Loss Upon	Un- amortized Deferred (Gain) or Loss at Sept 30,	Amount of Deferred (Gain)Loss Amortized (including Accelerated Amortization) Into Interest Expense for the Three Months Ended Sept 30,		Amount of Deferred (Gain)Loss Amortized (including Accelerated Amortization) Into Interest Expense for the Nine Months Ended Sept 30,		Amount of Deferred (Gain) Loss Expected to be Amortized Over the Next Twelve
Item	Amount	Date	Date	Rate %	Date	Termination	2015	2015	2014	2015	2014	Months
(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$(7)	$(1)	$2	$(1)	$9	$(5)
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	(21)	(2)	9	(2)	40	(15)
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	—	—	26	—	200	—
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	—	—	13	—	40	—
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	—	—	39	—	127	—
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	1,058	167	—	508	—	552
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	850	188	—	530	—	544
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	—	—	(30)	—	(166)	—
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	—	—	(78)	—	(131)	—
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(59)	(14)	(16)	(44)	(46)	(51)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(177)	(49)	(63)	(163)	(185)	(139)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	—	—	44	—	335	—
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	275	80	112	259	367	242
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	918	306	507	1,069	1,674	742
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	—	—	499	—	3,437	—
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	—	—	2,417	—	5,608	—
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	—	—	592	—	1,759	—
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	29,733	4,306	—	13,351	—	15,364
Total						$127,529	$32,570	$4,981	$4,073	$15,507	$13,068	$17,234

(a)                   This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)                   This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)                   This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)                   This hedged item is referred to as Chassis Financing Program, Portfolio A

The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $703 (which is net of tax of $455) and amortization of deferred losses on the Company’s terminated derivatives of $10,446 (which is net of tax of $6,788).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

7. Commitments and Contingencies

Purchase Commitments

Our current chassis purchase commitments are related to commitments to refurbish and remanufacture chassis.  At September 30, 2015, the Company had commitments totaling approximately $30,067, of which $17,749, $9,238 and $3,080 is committed for 2015, 2016 and 2017, respectively.

Lease Commitments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of September 30, 2015, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was $40,526.

Sale of Corporate Headquarters

On August 7, 2015, Interpool closed on the sale of the building that previously served as its corporate headquarters at 211 College Road East, Princeton, New Jersey and received $2,300 in proceeds, less brokerage fees and other standard adjustments.

8.  Income Taxes

The consolidated income tax provision (benefit) for the three and nine months ended September, 30, 2015 and 2014 was determined based upon estimates of the Company’s consolidated forecasted effective income tax rates for the years ended December 31, 2015 and 2014, respectively.  For the three months ended September 30, 2015, the Company recorded a tax provision of $737, on a net loss of $501, reflecting a 147% effective tax rate.  This compares to a tax provision of $896, reflecting a 12.7% effective tax rate for the three months ended September 30, 2014.  The effective tax rate for the three months ended September 30, 2015 was adversely affected due to discreet items recorded pertaining to changes in certain states’ effective tax rates.

For the nine months ended September 30, 2015, the Company recorded a tax provision of $13,171, reflecting a 41.4% effective tax rate.  This compares to a tax benefit of $7,290, reflecting a 41.9% effective tax rate for the nine months ended September 30, 2014.  The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to Canadian and Mexican tax provisions.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

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

For the nine months ended September 30, 2015, the components of AOCI, net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$1,121	$(29,201)	$(537)	$(28,617)
Current-period other comprehensive (loss) income	(1,623)	9,421	(719)	7,079
Balance, September 30, 2015	$(502)	$(19,780)	$(1,256)	$(21,538)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Operations for the periods indicated:

	Income Statement Line Item	Three Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2015
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$4,981	$15,507
Related income tax benefit	Benefit for income taxes	(1,956)	(6,086)
Net loss reclassified out of AOCI		$3,025	$9,421

	Income Statement Line Item	Three Months Ended Sept 30, 2014	Nine Months Ended Sept 30, 2014
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$4,073	$13,068
Related income tax benefit	Benefit for income taxes	(1,604)	(5,147)
Net loss reclassified out of AOCI		$2,469	$7,921

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

10. Share-Based Payment

A summary of the non-vested restricted shares of SCT Chassis, Inc. outstanding under the Company’s share-based compensation plan is as follows.  All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at January 1, 2015	180,217	$6.71	$1,209
Granted	63,963	10.52	673
Forfeited	—	—	—
Vested	(142,010)	6.93	(984)
Non-vested at September 30, 2015	102,170	$8.79	$898

During the nine months ended September 30, 2015, 63,963 restricted shares of SCT Chassis, Inc. were granted to key employees at a weighted average fair value of $10.52 per share for a total fair value of $673.  Of these shares, 14,702 shares vested immediately with the remaining 49,261 shares vesting in equal increments on January 1, 2016, 2017, 2018 and 2019.

The Company recorded share-based compensation expense for the three and nine months ended September 30, 2015 of $117 and $466, respectively. This compares to compensation expense of $218 and $654, respectively, for the three and nine months ended September 30, 2014.  Compensation expense is recorded as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation expense was approximately $636 at September 30, 2015, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

The Management Shareholder Agreements also provide for additional grants of 1,096,954 restricted shares upon the achievement of certain performance conditions or a certain market condition following a liquidity event.  No compensation expense has been recorded related to these shares since achievement of these conditions is not considered probable.

Share Repurchases

There were no share repurchases during the nine months ended September 30, 2015.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following tables show segment information for the three months ended September 30, 2015 and 2014.

Three Months ended September 30, 2015	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$9,656	$4,028	$—	$13,684
Pool revenue	114,915	41,416	—	156,331
All other revenue	3,173	2,053	1,958	7,184
Total revenue	$127,744	$47,497	$1,958	$177,199
Adjusted EBITDA	36,949	26,191	(7,351)	55,789
Depreciation expense	9,509	6,805	1,703	18,017
Net investment in direct finance leases	13,526	163	—	13,689
Leasing equipment	775,401	493,208	141,523	1,410,132
Capital expenditures for long-lived assets	16,355	5,303	2,616	24,274

Three Months ended September 30, 2014	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$9,896	$4,075	$—	$13,971
Pool revenue	106,151	38,722	—	144,873
All other revenue	4,115	2,015	2,123	8,253
Total revenue	$120,162	$44,812	$2,123	$167,097
Adjusted EBITDA	32,806	23,581	(7,102)	49,285
Depreciation expense	9,863	6,289	2,790	18,942
Net investment in direct finance leases	17,969	124	—	18,093
Leasing equipment	791,873	474,498	160,647	1,427,018
Capital expenditures for long-lived assets	11,235	6,919	1,139	19,293

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following tables show segment information for the nine months ended September 30, 2015 and 2014:

Nine Months ended September 30, 2015	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$28,121	$11,951	$—	$40,072
Pool revenue	340,351	119,719	—	460,070
All other revenue	11,601	6,295	5,529	23,425
Total revenue	$380,073	$137,965	$5,529	$523,567
Adjusted EBITDA	117,794	78,707	(23,364)	173,137
Depreciation expense	28,746	20,391	4,695	53,832
Net investment in direct finance leases	13,526	163	—	13,689
Leasing equipment	775,401	493,208	141,523	1,410,132
Capital expenditures for long-lived assets	21,793	16,593	12,799	51,185

Nine Months ended September 30, 2014	Marine Market segment	Domestic Market segment	Other	Total

Term revenue	$29,416	$13,247	$—	$42,663
Pool revenue	275,990	111,274	—	387,264
All other revenue	17,872	7,112	4,264	29,248
Total revenue	$323,278	$131,633	$4,264	$459,175
Adjusted EBITDA	93,869	72,549	(20,306)	146,112
Depreciation expense	28,139	20,215	5,865	54,219
Net investment in direct finance leases	17,969	124	—	18,093
Leasing equipment	791,873	474,498	160,647	1,427,018
Capital expenditures for long-lived assets	105,173	8,868	2,163	116,204

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following are reconciliations of Adjusted EBITDA to the Company’s net income for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014
Adjusted EBITDA	$55,789	$49,285
Principal collections on direct finance leases, net of interest earned	(761)	(1,227)
Non-cash share-based compensation	(117)	(218)
Interest expense	(19,715)	(21,079)
Depreciation expense	(18,017)	(18,942)
Impairment of leasing equipment	(1,693)	(932)
Early retirement of leasing equipment	—	—
Loss on modification and extinguishment of debt and capital lease obligations	(16,173)	—
Other income, net	186	166
Interest income	—	5
(Loss) income before provision for income taxes	(501)	7,058
Provision for income taxes	737	896
Net (loss) income	$(1,238)	$6,162

The following are reconciliations of Adjusted EBITDA to the Company’s net income (loss) for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
Adjusted EBITDA	$173,137	$146,112
Principal collections on direct finance leases, net of interest earned	(2,771)	(3,586)
Non-cash share-based compensation	(466)	(654)
Interest expense	(63,318)	(64,670)
Depreciation expense	(53,832)	(54,219)
Impairment of leasing equipment	(5,695)	(3,249)
Early retirement of leasing equipment	—	(37,766)
Loss on modification and extinguishment of debt and capital lease obligations	(16,212)	(102)
Other income, net	961	683
Interest income	1	52
Income (loss) before provision (benefit) for income taxes	31,805	(17,399)
Provision (benefit) for income taxes	13,171	(7,290)
Net income (loss)	$18,634	$(10,109)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

Geographic Information

Primarily all of the Company’s revenues and long lived assets are attributable to the United States, the Company’s country of domicile.

12. Related Party Transactions

Management Fees and Chassis Leasing

The Company charges management fees to a subsidiary of Seacastle for expenses incurred and services performed on its behalf.  For the three and nine months ended September 30, 2015, the above activity resulted in income for the Company of $31 and $93, respectively.  This compares to income of $29 and $78 for the three and nine months ended September 30, 2014.    These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company has a net receivable from affiliates of $619 and $705 at September 30, 2015 and December 31, 2014, respectively, which is included in Other assets on the Consolidated Balance Sheets.

The Company also leases chassis to the Florida East Coast Railway (“FEC”) under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress. For the three and nine months ended September 30, 2015, the Company recorded chassis leasing revenue from FEC of $589 and $1,662, respectively.  This compares to chassis leasing revenue of $431 and $1,208, respectively, for the three and nine months ended September 30, 2014.  These amounts are recorded in Equipment leasing revenue on the Consolidated Statements of Operations.

Due from Employees

During the nine months ended September 30, 2015, the Company recorded a receivable from certain key employees of $594 for payroll taxes paid on their behalf by the Company related to the vesting of their restricted stock grants.  The receivable is included in Other assets in the Consolidated Balance Sheet.  Settlement is anticipated in November 2015.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

13. Fair Value of Financial Instruments

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of September 30,	Fair Value Measurement as of September 30, 2015 using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,299	$2,299	$—	$—
Liabilities:
Derivative instruments	827	—	827	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2014 using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,256	$4,256	$—	$—
Derivative instruments	2,015	—	2,015	—

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

For the Three and Nine Months Ended September 30, 2015 and 2014

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

Debt:  The Company’s debt consists of fixed and floating rate instruments. Variable interest rate debt was $572,644 as of September 30, 2015 and $479,334 as of December 31, 2014.  Accordingly, the Company’s variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $513,325 as of September 30, 2015 and $684,888 as of December 31, 2014.  Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instrument	$(827)	$(827)	$2,015	$2,015
Total debt and capital lease obligations	$(1,085,969)	$(1,099,586)	$(1,164,222)	$(1,186,862)

14. Guarantor Financial Information

On August 9, 2012, TRAC Intermodal LLC along with TRAC Intermodal Corp., entered into a purchase agreement pursuant to which it sold $300,000 aggregate principal amount of the Notes. Concurrent with the offering of the Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the SEC to offer exchange notes with terms substantially identical to the Notes. The exchange offer to exchange the Notes for notes which have been registered under the Securities Act of 1933, as amended (the “Securities Act”), commenced on June 6, 2013, expired on July 5, 2013 and closed on July 10, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date 100% of the Notes were validly tendered for exchange.   The Notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Company. On August 17, 2015, the Company redeemed $150,000 aggregate principal amount of the Notes.  See Note 5 to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

September 30, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$(411)	$2,710	$—	$2,299
Accounts receivable, net	—	121,366	651	—	122,017
Net investment in direct finance leases	—	21,699	—	(8,010)	13,689
Leasing equipment, net of accumulated depreciation	—	1,397,793	12,339	—	1,410,132
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	619	—	—	619
Intercompany interest receivable	2,108	—	—	(2,108)	—
Intercompany note receivable	150,000	—	—	(150,000)	—
Investment in subsidiary	556,577	5,556	—	(562,133)	—
Other assets	—	42,248	272	—	42,520
Total assets	$708,685	$1,840,777	$15,972	$(722,251)	$1,843,183
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$2,108	$77,929	$44	$—	$80,081
Intercompany note payable	—	150,000	—	(150,000)	—
Intercompany interest payable	—	2,108	—	(2,108)	—
Intercompany lease payable	—	—	8,010	(8,010)	—
Deferred income taxes, net	—	118,194	2,362	—	120,556
Debt and capital lease obligations	150,000	935,969	—	—	1,085,969
Total liabilities	152,108	1,284,200	10,416	(160,118)	1,286,606
Total member’s interest	556,577	556,577	5,556	(562,133)	556,577
Total liabilities and member’s interest	$708,685	$1,840,777	$15,972	$(722,251)	$1,843,183

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Three Months Ended September 30, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$176,450	$807	$(58)	$177,199
Direct operating expenses	—	98,668	11	—	98,679
Selling, general and administrative expenses	—	23,559	182	—	23,741
Depreciation expense	—	17,874	143	—	18,017
Provision for doubtful accounts	—	(28)	—	—	(28)
Impairment of leasing equipment	—	1,693	—	—	1,693
Loss on modification and extinguishment of debt and capital lease obligations	—	16,173	—	—	16,173
Interest expense	6,142	19,714	59	(6,200)	19,715
Interest income	(6,142)	—	—	6,142	—
Equity in earnings of subsidiary	1,238	(288)	—	(950)	—
Other income, net	—	(289)	(1)	—	(290)
Total expense	1,238	177,076	394	(1,008)	177,700
(Loss) income before provision for income taxes	(1,238)	(626)	413	950	(501)
Provision for income taxes	—	612	125	—	737
Net (loss) income	(1,238)	(1,238)	288	950	(1,238)
Unrealized loss on derivative instruments, net of tax of $341	—	(528)	—	—	(528)
Derivative loss reclassified into earnings, net of tax of ($1,956)	—	3,025	—	—	3,025
Foreign currency translation gain, net of tax of $235	—	(362)	—	—	(362)
Total other comprehensive income	—	2,135	—	—	2,135
Total comprehensive (loss) income	$(1,238)	$897	$288	$950	$897

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Nine Months Ended September 30, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$521,354	$2,395	$(182)	$523,567
Direct operating expenses	—	283,567	32	—	283,599
Selling, general and administrative expenses	—	67,562	467	—	68,029
Depreciation expense	—	53,403	429	—	53,832
Provision for doubtful accounts	—	2,143	—	—	2,143
Impairment of leasing equipment	—	5,695	—	—	5,695
Loss on modification and extinguishment of debt and capital lease obligations	—	16,212	—	—	16,212
Interest expense	22,642	63,316	184	(22,824)	63,318
Interest income	(22,642)	(1)	—	22,642	(1)
Equity in earnings of subsidiary	(18,634)	(914)	—	19,548	—
Other income, net	—	(1,058)	(7)	—	(1,065)
Total (income) expense	(18,634)	489,925	1,105	19,366	491,762
Income before provision for income taxes	18,634	31,429	1,290	(19,548)	31,805
Provision for income taxes	—	12,795	376	—	13,171
Net income	18,634	18,634	914	(19,548)	18,634
Unrealized loss on derivative instruments, net of tax of $1,053	—	(1,623)	—	—	(1,623)
Derivative loss reclassified into earnings, net of tax of ($6,086)	—	9,421	—	—	9,421
Foreign currency translation loss, net of tax of $440	—	(719)	—	—	(719)
Total other comprehensive income	—	7,079	—	—	7,079
Total comprehensive income	$18,634	$25,713	$914	$(19,548)	$25,713

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$125,427	$491	$1,134	$127,052
Investing activities:
Proceeds from sale of leasing equipment	—	9,530	—	—	9,530
Collections on net investment in direct finance leases, net of interest earned	—	3,905	—	(1,134)	2,771
Purchase of leasing equipment	—	(38,386)	—	—	(38,386)
Purchase of fixed assets	—	(12,799)	—	—	(12,799)
Proceeds from sale of other assets	—	2,300	—	—	2,300
Other investing activities	—	(244)	—	—	(244)
Net cash used in investing activities	—	(35,694)	—	(1,134)	(36,828)
Financing activities:
Proceeds from long-term debt	—	256,250	—	—	256,250
Repayments of long-term debt	—	(334,622)	—	—	(334,622)
Premium paid for redemption of Notes	—	(12,375)	—	—	(12,375)
Cash paid for debt issuance fees	—	(748)	—	—	(748)
Net cash used in financing activities	—	(91,495)	—	—	(91,495
Effect of changes in exchange rates on cash and cash equivalents	—	(686)	—	—	(686)
Net (decrease) increase in cash and cash equivalents	—	(2,448)	491	—	(1,957)
Cash and cash equivalents, beginning of period	—	2,037	2,219	—	4,256
Cash and cash equivalents, end of period	$—	$(411)	$2,710	$—	$2,299

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

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

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14.  Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended September 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$166,358	$807	$(68)	$167,097
Direct operating expenses	—	94,376	9	—	94,385
Selling, general and administrative expenses	—	21,145	148	—	21,293
Depreciation expense	—	18,823	119	—	18,942
Provision for doubtful accounts	—	3,579	—	—	3,579
Impairment of leasing equipment	—	932	—	—	932
Interest expense	8,250	21,078	69	(8,318)	21,079
Interest income	(8,250)	(5)	—	8,250	(5)
Equity in earnings of subsidiary	(6,162)	(288)	—	6,450	—
Other income, net	—	(165)	(1)	—	(166)
Total expense	(6,162)	159,475	344	6,382	160,039
Income before provision for income taxes	6,162	6,883	463	(6,450)	7,058
Provision for income taxes	—	721	175	—	896
Net income	6,162	6,162	288	(6,450)	6,162
Unrealized gain on derivative instruments, net of tax of ($567)	—	871	—	—	871
Derivative loss reclassified into earnings, net of tax of ($1,604)	—	2,469	—	—	2,469
Foreign currency translation loss, net of tax of $138	—	(212)	—	—	(212)
Total other comprehensive income	—	3,128	—	—	3,128
Total comprehensive income	$6,162	$9,290	$288	$(6,450)	$9,290

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14.  Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive (Loss) Income

For The Nine Months Ended September 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Total revenue	$—	$456,988	$2,397	$(210)	$459,175
Direct operating expenses	—	244,171	30	—	244,201
Selling, general and administrative expenses	—	62,001	405	—	62,406
Depreciation expense	—	53,765	454	—	54,219
Provision for doubtful accounts	—	10,696	—	—	10,696
Impairment of leasing equipment	—	3,249	—	—	3,249
Early retirement of leasing equipment	—	37,766	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	—	102	—	—	102
Interest expense	24,750	64,668	212	(24,960)	64,670
Interest income	(24,750)	(52)	—	24,750	(52)
Equity in earnings of subsidiary	10,109	(772)	—	(9,337)	—
Other income, net	—	(683)	—	—	(683)
Total expense	10,109	474,911	1,101	(9,547)	476,574
(Loss) income before (benefit) provision for income taxes	(10,109)	(17,923)	1,296	9,337	(17,399)
(Benefit) provision for income taxes	—	(7,814)	524	—	(7,290)
Net (loss) income	(10,109)	(10,109)	772	9,337	(10,109)
Unrealized loss on derivative instruments, net of tax of $134	—	(207)	—	—	(207)
Derivative loss reclassified into earnings, net of tax of ($5,147)	—	7,921	—	—	7,921
Foreign currency translation loss, net of tax of $173	—	(273)	—	—	(273)
Total other comprehensive income	—	7,441	—	—	7,441
Total comprehensive (loss) income	$(10,109)	$(2,668)	$772	$9,337	$(2,668)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

14. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2014

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$—	$81,634	$1,149	$1,273	$84,056
Investing activities:
Proceeds from sale of leasing equipment	—	7,594	—	—	7,594
Collections on net investment in direct finance leases, net of interest earned	—	4,859	—	(1,273)	3,586
Purchase of leasing equipment	—	(114,041)	—	—	(114,041)
Purchase of fixed assets	—	(2,163)	—	—	(2,163)
Net cash used in investing activities	—	(103,751)	—	(1,273)	(105,024)
Financing activities:
Proceeds from long-term debt	—	119,000	—	—	119,000
Repayments of long-term debt	—	(101,529)	—	—	(101,529)
Cash paid for debt issuance fees	—	(2,069)	—	—	(2,069)
Repurchase of indirect parent shares from employees	—	(630)	—	—	(630)
Net cash provided by financing activities	—	14,772	—	—	14,772
Effect of changes in exchange rates on cash and cash equivalents	—	(316)	—	—	(316)
Net increase in cash and cash equivalents	—	(7,661)	1,149	—	(6,512)
Cash and cash equivalents, beginning of period	—	11,308	535	—	11,843
Cash and cash equivalents, end of period	$—	$3,647	$1,684	$—	$5,331

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in Thousands, Except for Share Amounts)

15.  Subsequent Events

In October 2015, the Company gave notice to several of its lessors of its intent to purchase equipment upon the expiration of two existing leases and to exercise an early purchase option on a third lease.   During the fourth quarter of 2015, the Company will acquire from these lessors 2,888 chassis for a purchase price of approximately $12,706.

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

Our fleet of equipment primarily consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of September 30, 2015, we owned, leased-in or managed a fleet of 313,267 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.42 billion.

We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

•                                          Marine Market segment—primarily serving shipping lines and motor carriers with 20’, 40’ and 45’ foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of September 30, 2015, our active fleet included 198,368 marine chassis.

•                                          Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53’ chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of September 30, 2015, our active fleet included 79,173 domestic chassis.

As of September 30, 2015, approximately 17%, 1%, and 82% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively. As of September 30, 2015, 25% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $157.0 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.  Our utilization rates are determined by the percentage of our total fleet that is on-hire divided by the total fleet, excluding chassis awaiting the remanufacture process.  As of September 30, 2015 and 2014, our utilization rates were 95.9% and 94.8%, respectively.

The table below summarizes our total fleet by type of lease as of September 30, 2015:

	Units		Net book value		Average	% of
			$ in		age	On-hire
Total fleet by lease type	# of units	% of total	millions	% of total	(in years)	fleet
Term lease	45,498	15	$223.6	16	13.8	17
Direct finance lease	3,948	1	13.7	1	10.7	1
Marine chassis pool	150,573	48	618.8	43	14.8	57
Domestic chassis pool	66,172	21	426.2	30	8.2	25
On-hire fleet	266,191	85	1,282.3	90	13.1	100
Available fleet	11,350	4	48.1	3	15.4
Active fleet	277,541	89	1,330.4	93	13.2
Units available for remanufacture	35,726	11	93.4	7
Total fleet	313,267	100	$1,423.8	100

Term lease products

Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership, and bear the risk of re-leasing the asset upon expiration of the lease.  For the nine months ended September 30, 2015, our term lease renewal rate was approximately 84.7%.  If we include lessees who have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases, the renewal rate for the nine months ended September 30, 2015 would be 88.0%.

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

Chassis pools

We operate and maintain domestic and marine chassis pools. Additionally, we are a contributor to several cooperative (“co-op”) pools.  In a co-op pool model, several chassis owners contribute chassis into a single pool for users.  Contributors must contribute a number of chassis proportionate to that of their customer usage.  An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis.  Costs of the pool are generally charged back to the contributors either by total number of chassis contributed or by number of chassis actually used.  A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Because substantially all our major customers have regular shipments requiring chassis, some commit to subscription levels for minimum chassis usage to ensure sufficient chassis supply. For the nine months ended September 30, 2015, 14% of chassis pool revenue was generated by such minimum usage arrangements.

Marine chassis pools

We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and the Pacific Southwest using marine 20’, 40’ and 45’ chassis. As of September 30, 2015, we owned 135,708 units and managed 14,865 units owned and contributed by shipping lines for a total of 150,573 units. The net book value of our owned marine pool units amounted to $618.8 million as of September 30, 2015. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the nine months ended September 30, 2015, approximately 2% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

We also operate pools for domestic 53’ chassis at railroad ramps throughout the United States. As of September 30, 2015, we had 66,172 chassis, including 9,786 that we lease-in, engaged in providing this service. The net book value of the domestic pool chassis that we own totaled $426.2 million, as of September 30, 2015. In 2014 and continuing into 2015, we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. We have been advised by one of the Class I railroads that they intend to terminate their exclusive agreement with us effective in 2016.  We are currently in negotiations with this Class I railroad about an alternative non-exclusive agreement with us. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies that operate standard-size domestic intermodal equipment.  Large portions of our domestic chassis are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length.  For the nine months ended September 30, 2015, approximately 50% of domestic chassis pool revenue was generated under subscription arrangements.

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

Comparison of our consolidated results for the three months ended September 30, 2015 to the three months ended September 30, 2014

	Three Months Ended September 30,		Variance
	2015	2014	$ change	% change
Revenues:
Equipment leasing revenue	$170,015	$158,844	$11,171	7
Finance revenue	404	495	(91)	(18)
Other revenue	6,780	7,758	(978)	(13)
Total revenues	$177,199	$167,097	$10,102	6
Expenses:
Direct operating expenses	98,679	94,385	4,294	5
Selling, general and administrative expenses	23,741	21,293	2,448	12
Depreciation expense	18,017	18,942	(925)	(5)
Provision for doubtful accounts	(28)	3,579	(3,607)	(101)
Impairment of leasing equipment	1,693	932	761	82
Loss on modification and extinguishment of debt and capital lease obligations	16,173	—	16,173	**
Interest expense	19,715	21,079	(1,364)	(7)
Interest income	—	(5)	5	(100)
Other income, net	(290)	(166)	(124)	75
Total expenses	177,700	160,039	17,661	11
(Loss) income before provision for income taxes	(501)	7,058	(7,559)	(107)
Provision for income taxes	737	896	(159)	(18)
Net (loss) income	$(1,238)	$6,162	$(7,400)	(120)
Adjusted net income(1)	$12,764	$9,794	$2,970	30
Adjusted EBITDA(1)	$55,789	$49,285	$6,504	13

**                                  Not meaningful

(1)                                 For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures.

Revenues

Total Company revenue was $177.2 million for the three months ended September 30, 2015 compared to $167.1 million for the three months ended September 30, 2014, an increase of $10.1 million or 6%.

Equipment leasing revenue was $170.0 million for the three months ended September 30, 2015 compared to $158.8 million for the three months ended September 30, 2014, an increase of $11.2 million or 7%. This increase was primarily the result of a 4% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $6.6 million, and an increase in the average on-hire fleet of approximately 7,300 chassis, or 3%, which led to an increase in equipment leasing revenue of $4.6 million.

The increase in average per diem rates was primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services.  We have also benefited from negotiated rate increases to shipping line, railroad and intermodal logistics customers.  The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 2,624 chassis from our shipping line customers from October 1, 2014 through September 30, 2015 as well as a shift of 1,320 term lease units into our pools over the same period. We anticipate that purchases of shipping lines chassis will slow considerably as most shipping lines have either divested their chassis fleets or announced their intentions to retain them. We also believe that the pace with which chassis have shifted from our term lease product into our pools will be slowing.

Finance revenue was $0.4 million for the three months ended September 30, 2015 compared to $0.5 million for the three months ended September 30, 2014, a decrease of $0.1 million or 20%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $4.6 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $6.8 million for the three months ended September 30, 2015 compared to $7.8 million for the three months ended September 30, 2014, a decrease of $1.0 million or 13%. This decrease was primarily attributable to a $0.6 million reduction in billings to customers for the repositioning of equipment, a $0.3 million decrease in repair billings to customers and a $0.1 million reduction in fees earned for management services.

Marine Market segment

Total Marine Market segment revenue was $127.7 million for the three months ended September 30, 2015 compared to $120.2 million for the three months ended September 30, 2014, an increase of $7.5 million or 6%.

	Three Months Ended September 30,
Key Operating Statistics	2015	2014	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$114,915	$106,151	$8,764	8
Average Total Fleet	151,384	145,930	5,454	4
Average Daily Revenue per Chassis	$8.25	$7.91	$0.34	4
Term Lease Statistics
Per Diem Revenue	$9,656	$9,896	$(240)	(2)
Average Total Fleet	33,209	35,523	(2,314)	(7)
Average Daily Revenue per Chassis	$3.16	$3.03	$0.13	4

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $124.6 million for the three months ended September 30, 2015 compared to $116.0 million for the three months ended September 30, 2014, an increase of $8.6 million or 7%. Marine pool per diem revenues increased $8.8 million or 8% due to a 4% increase in the average per diem rate and a 4% increase in the average number of chassis in our marine pools. The increased number of chassis in our marine pools is due to the Company’s purchase of 2,624 chassis from our shipping line customers from October 1, 2014 through September 30, 2015 as well as a shift of 1,320 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model.  The increase in the average per diem rates in the marine pools was primarily due to a favorable mix of higher per diem rates billed to motor carriers and negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 55% of total marine pool per diem revenue in the third quarter of 2015 from 54% in the third quarter of 2014. Marine segment term lease revenues decreased $0.2 million or 2% due to a 7% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool since the third quarter of 2014. This decrease was partially offset by a 4% increase in the average per diem rates.

Finance revenue was $0.4 million for the three months ended September 30, 2015 compared to $0.5 million for the three months ended September 30, 2014, a decrease of $0.1 million or 20%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $4.6 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $2.8 million for the three months ended September 30, 2015 compared to $3.6 million for the three months ended September 30, 2014, a decrease of $0.8 million or 22%. This decrease was primarily attributable to a $0.7 million reduction in billings to customers for the repositioning of equipment and a $0.1 million reduction in repair billings to customers.

Domestic Market segment

Total Domestic Market segment revenue was $47.5 million for the three months ended September 30, 2015 compared to $44.8 million for the three months ended September 30, 2014, an increase of $2.7 million or 6%.

	Three Months Ended September 30,
Key Operating Statistics	2015	2014	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$41,416	$38,722	$2,694	7
Average Total Fleet	65,441	61,171	4,270	7
Average Daily Revenue per Chassis	$6.88	$6.88	$—	—
Term Lease Statistics
Per Diem Revenue	$4,028	$4,075	$(47)	(1)
Average Total Fleet	12,313	12,387	(74)	(1)
Average Daily Revenue per Chassis	$3.56	$3.58	$(0.02)	(1)

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $45.4 million for the three months ended September 30, 2015 compared to $42.8 million for the three months ended September 30, 2014, an increase of $2.6 million or 6%. Domestic pool per diem revenues increased $2.7 million or 7% due to a 7% increase in the average number of chassis in our domestic pools. Domestic pool term lease revenues decreased slightly as compared to the prior year period, primarily due to a 1% decrease in the average number of chassis on-hire and a 1% decrease in the average per diem rates.

Other revenue was $2.1 million for the three months ended September 30, 2015 compared to $2.0 million for the three months ended September 30, 2014, an increase of $0.1 million or 5%. This increase was primarily attributable to a $0.2 million increase in billings to customers for the repositioning of equipment, partially offset by a $0.1 million reduction in fees earned for management services.

Direct operating expenses

Total Company direct operating expenses were $98.7 million for the three months ended September 30, 2015 compared to $94.4 million for the three months ended September 30, 2014, an increase of $4.3 million or 5%.  Maintenance and repair expenses within our Marine and Domestic Market Segments increased $4.6 million or 7%, which was primarily due to a 5% increase in the average number of chassis operating in marine and domestic chassis pools, as well as a higher average cost per repair. The increase in the average cost per repair within the Marine Market segment was driven primarily by an increase in chassis operating and being repaired in higher labor rate regions. Maintenance and repair expenses for chassis residing at third party depots and at the Company’s service centers decreased $0.3 million during the three months ended September 30, 2015 versus the comparable period of 2014. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in incremental chassis usage fees of $0.6 million. Other direct operating expenses such as storage fees and pool operational expense decreased by $0.6 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $76.9 million for the three months ended September 30, 2015 compared to $72.0 million for the three months ended September 30, 2014, reflecting an increase of $4.9 million or 7%. Maintenance and repair expenses increased $4.8 million or 9%, which was primarily due to a higher average cost per repair driven primarily by an increase in chassis operating and being repaired in higher labor rate regions, as well as a 4% increase in the average number of chassis operating in marine pools. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in incremental chassis usage fees of $0.6 million. Other direct operating expenses such as storage fees and pool operational expense decreased by $0.5 million.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $16.5 million for the three months ended September 30, 2015 compared to $16.8 million for the three months ended September 30, 2014, reflecting a decrease of $0.3 million or 2%. Maintenance and repair expenses decreased $0.2 million or 2%, despite a 7% increase in the average number of chassis operating in domestic pools. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the three months ended September 30, 2015 versus the comparable period of 2014. Other direct operating expenses such as chassis usage fees contributed to the remaining decrease of $0.1 million.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
Consolidated Statement of Operations Data:	Three Months Ended Sept 30, 2015	Three Months Ended Sept 30, 2014	Variance	Three Months Ended Sept 30, 2015	Three Months Ended Sept 30, 2014	Variance

Marine Market segment	$127,744	$120,162	$7,582	$36,949	$32,806	$4,143
Domestic Market segment	47,497	44,812	2,685	26,191	23,581	2,610
Total Reportable segments	$175,241	$164,974	$10,267	$63,140	$56,387	$6,753
Other	1,958	2,123	(165)	(7,351)	(7,102)	(249)
Total Company	$177,199	$167,097	$10,102	$55,789	$49,285	$6,504

Principal collections on direct finance leases				(761)	(1,227)
Non-cash share-based compensation				(117)	(218)
Depreciation expense				(18,017)	(18,942)
Impairment of leasing equipment				(1,693)	(932)
Interest expense				(19,715)	(21,079)
Loss on modification and extinguishment of debt and capital lease obligations				(16,173)	—
Other income, net				186	166
Interest income				—	5
(Loss) income before provision for income taxes				(501)	7,058
Provision for income taxes				737	896
Net (loss) income				$(1,238)	$6,162

Selling, general and administrative expenses

Selling, general and administrative expenses were $23.7 million for the three months ended September 30, 2015 compared to $21.3 million for the three months ended September 30, 2014, an increase of $2.4 million or 11%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of operational cost containment initiatives as well as the industry shift to the motor carrier model. Also contributing to this increase were the costs associated with our relocation to a new corporate headquarters location during May 2015. These increases were partially offset by the capitalization of compensation and related benefit costs for employees directly associated with the development of our new operating and financial reporting systems (“Project Helix”).

Depreciation expense

Depreciation expense was $18.0 million for the three months ended September 30, 2015 compared to $18.9 million for the three months ended September 30, 2014, a decrease of $0.9 million or 5%. This decrease was primarily due to the absence of accelerated depreciation expense recorded in the third quarter of 2014 on the Company’s former headquarters in Princeton, New Jersey resulting from a sale agreement entered into on August 1, 2014. This decrease was partially offset by incremental depreciation expense resulting from chassis acquired since October 1, 2014 and the addition of remanufactured chassis to our domestic pool. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool.

Provision for doubtful accounts

During the three months ended September 30, 2015, we experienced a reduction in the provision for doubtful accounts of $3.6 million as compared to the prior year period. Although we continue to experience an increase in billings associated with the motor carrier model, the maturity of the motor carrier model, coupled with strong cash collections, have improved our historical collection experience which led to a reduction in the required provision for doubtful accounts.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $1.7 million for the three months ended September 30, 2015 compared to $0.9 million for the three months ended September 30, 2014, an increase of $0.8 million. This increase was primarily due to estimated provisions associated with axle sets anticipated to be unsuitable for the remanufacturing program and estimated shrinkage of certain chassis within our marine pools.

Loss on modification and extinguishment of debt and capital lease obligations

Loss on modification or extinguishment of debt and capital lease obligations was $16.2 million for the nine months ended September 30, 2015 compared to $0.1 million for the nine months ended September 30, 2014, an increase of $16.1 million.

This increase was primarily due to the August 2015 redemption of $150.0 million in aggregate principal amount of our outstanding 11.0% Senior Secured Notes (“Notes”).  The Notes were called at a redemption price equal to 108.25 percent of the principal amount resulting in a redemption premium of $12.4 million. Additionally, approximately $3.1 million of previously deferred financing fees related to these Notes was expensed as a result of this redemption.

In order to fund this redemption, during August 2015, we entered into Amendment No. 3 (the “Third Amendment”) to Interpool’s existing asset backed credit agreement, dated as of August 9, 2012 (the “Credit Agreement”). Pursuant to the Third Amendment, the aggregate total revolving commitment under the ABL Facility was increased from $1.25 million to $1.40 million. In addition, on August 11, 2015, we entered into an incremental facility amendment (the “Incremental Amendment”) to the Credit Agreement whereby we obtained additional commitments from certain lenders under the ABL Facility, as well as reduced commitments from others. As a result of this Incremental Amendment, we evaluated the accounting for the existing deferred financing fees with respect to the ABL Facility on a lender by lender basis in accordance with FASB ASC Topic 470-50, Modifications and Extinguishments of Debt and accordingly we wrote-off approximately $0.7 million of previously deferred financing fees related to the ABL Facility.

Interest expense

Interest expense was $19.7 million for the three months ended September 30, 2015 compared to $21.1 million for the three months ended September 30, 2014, a decrease of $1.4 million or 7%. Cash interest decreased $2.4 million, while the non-cash interest portion (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) increased $1.0 million. The decrease in cash interest expense for the three months ended September 30, 2015 was primarily due to lower average debt levels and a lower interest rate in effect during the period.

Other income, net

Other income, net for the three months ended September 30, 2015 was $0.3 million compared to $0.2 million for the three months ended September 30, 2014, an increase of $0.1 million. The increase was primarily due to incremental gains associated with the disposition of equipment recorded during the current year period.

Provision for income taxes

The effective income tax rates for the three months ended September 30, 2015 and 2014 were 147% and 13%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.  Additionally, the effective tax rate for the three months ended September 30, 2015 was adversely affected due to discreet items recorded pertaining to changes in certain states’ effective tax rates.

Net (loss) income

Net loss was $1.2 million for the three months ended September 30, 2015 compared to net income of $6.2 million for the three months ended September 30, 2014. The decrease in the net income was attributable to the items noted above.

Comparison of our consolidated results for the nine months ended September 30, 2015 to the nine months ended September 30, 2014

	Nine Months Ended September 30,		Variance
	2015	2014	$ change	% change
Revenues:
Equipment leasing revenue	$500,142	$429,928	$70,214	16
Finance revenue	1,199	1,651	(452)	(27)
Other revenue	22,226	27,596	(5,370)	(20)
Total revenues	$523,567	$459,175	$64,392	14
Expenses:
Direct operating expenses	283,599	244,201	39,398	16
Selling, general and administrative expenses	68,029	62,406	5,623	9
Depreciation expense	53,832	54,219	(387)	(1)
Provision for doubtful accounts	2,143	10,696	(8,553)	(80)
Impairment of leasing equipment	5,695	3,249	2,446	75
Early retirement of leasing equipment	—	37,766	(37,766)	**
Loss on modification and extinguishment of debt and capital lease obligations	16,212	102	16,110	**
Interest expense	63,318	64,670	(1,352)	(2)
Interest income	(1)	(52)	51	(98)
Other income, net	(1,065)	(683)	(382)	56
Total expenses	491,762	476,574	15,188	3
Income (loss) before provision (benefit) for income taxes	31,805	(17,399)	49,204	(283)
Provision (benefit) for income taxes	13,171	(7,290)	20,461	(281)
Net income (loss)	$18,634	$(10,109)	$28,743	(284)
Adjusted net income(1)	$41,369	$23,929	$17,440	73
Adjusted EBITDA(1)	$173,137	$146,112	$27,025	19

**                                  Not meaningful

(1)                                 For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see —Non-GAAP Measures.

Revenues

Total Company revenue was $523.6 million for the nine months ended September 30, 2015 compared to $459.2 million for the nine months ended September 30, 2014, an increase of $64.4 million or 14%.

Equipment leasing revenue was $500.1 million for the nine months ended September 30, 2015 compared to $429.9 million for the nine months ended September 30, 2014, an increase of $70.2 million or 16%. This increase was primarily the result of a 12% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $55.4 million, and an increase in the average on-hire fleet of approximately 8,700 chassis, or 3%, which led to an increase in equipment leasing revenue of $14.8 million.

The increase in average per diem rates was primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services.  We have also benefited from negotiated rate increases to shipping line, railroad and intermodal logistics customers.  The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company’s purchase of 2,624 chassis from our shipping line customers from October 1, 2014 through September 30, 2015 as well as a shift of 1,320 term lease units into our pools over the same period. We anticipate that purchases of shipping lines chassis will slow considerably as most shipping lines have either divested their chassis fleets or announced their intentions to retain them. We also believe that the pace with which chassis have shifted from our term lease product into our pools will be slowing.

Finance revenue was $1.2 million for the nine months ended September 30, 2015 compared to $1.7 million for the nine months ended September 30, 2014, a decrease of $0.5 million or 29%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $6.0 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $22.2 million for the nine months ended September 30, 2015 compared to $27.6 million for the nine months ended September 30, 2014, a decrease of $5.4 million or 20%. This decrease was primarily attributable to a $3.7 million reduction in term lease termination fees, a $1.1 million reduction in billings to customers for the repositioning of equipment, a $0.6 million decrease in repair billings to customers and a $0.4 million reduction in fees earned for management services. These decreases were partially offset by an increase in scrap metal proceeds in connection with the disposal of end-of-life chassis of $0.4 million.

Marine Market segment

Total Marine Market segment revenue was $380.1 million for the nine months ended September 30, 2015 compared to $323.3 million for the nine months ended September 30, 2014, an increase of $56.8 million or 18%.

	Nine Months Ended September 30,
Key Operating Statistics	2015	2014	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$340,351	$275,990	$64,361	23
Average Total Fleet	149,268	139,749	9,519	7
Average Daily Revenue per Chassis	$8.35	$7.23	$1.12	15
Term Lease Statistics
Per Diem Revenue	$28,121	$29,416	$(1,295)	(4)
Average Total Fleet	33,727	38,875	(5,148)	(13)
Average Daily Revenue per Chassis	$3.05	$2.77	$0.28	10

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $368.5 million for the nine months ended September 30, 2015 compared to $305.4 million for the nine months ended September 30, 2014, an increase of $63.1 million or 21%. Marine pool per diem revenues increased $64.4 million or 23% due to a 15% increase in the average per diem rate and a 7% increase in the average number of chassis in our marine pools. The increased number of chassis in our marine pools is due to the Company’s purchase of 2,624 chassis from our shipping line customers from October 1, 2014 through September 30, 2015 as well as a shift of 1,320 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model.  The increase in the average per diem rates in the marine pools was primarily due to a favorable mix of higher per diem rates billed to motor carriers and negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 55% of total marine pool per diem revenue for the nine months ended September 30, 2015 from 50% in the nine months ended September 30, 2014. Marine segment term lease revenues decreased $1.3 million or 4% due to a 13% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool during 2014. This decrease was partially offset by a 10% increase in the average per diem rates.

Finance revenue was $1.2 million for the nine months ended September 30, 2015 compared to $1.7 million for the nine months ended September 30, 2014, a decrease of $0.5 million or 29%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $6.0 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $10.4 million for the nine months ended September 30, 2015 compared to $16.2 million for the nine months ended September 30, 2014, a decrease of $5.8 million or 36%. This decrease was primarily attributable to a $4.3 million reduction in term lease termination fees, a $1.2 million reduction in billings to customers for the repositioning of equipment and a $0.2 million reduction in fees earned for management services. The remainder of the decrease was primarily due to a $0.1 million reduction in repair billings to customers.

Domestic Market segment

Total Domestic Market segment revenue was $138.0 million for the nine months ended September 30, 2015 compared to $131.6 million for the nine months ended September 30, 2014, an increase of $6.4 million or 5%.

	Nine Months Ended September 30,
Key Operating Statistics	2015	2014		Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$119,719	$111,274		$8,445	8
Average Total Fleet	65,215	60,647		4,568	8
Average Daily Revenue per Chassis	$6.72	$6.72		$0.00	—
Term Lease Statistics
Per Diem Revenue	$11,951	$13,247		$(1,296)	(10)
Average Total Fleet	12,299	12,573		(274)	(2)
Average Daily Revenue per Chassis (*excluding early termination revenue)	$3.56	$3.53	*	$0.03	1

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.  Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $131.7 million for the nine months ended September 30, 2015 compared to $124.5 million for the nine months ended September 30, 2014, an increase of $7.2 million or 6%. Domestic pool per diem revenues increased $8.4 million or 8% due to an 8% increase in the average number of chassis in our domestic pools. Domestic pool term lease revenues decreased $1.3 million or 10% primarily due to early termination revenue associated with an expiring term lease recognized during the comparable prior year period, as well as a 2% decrease in the average number of chassis on-hire.

Other revenue was $6.3 million for the nine months ended September 30, 2015 compared to $7.1 million for the nine months ended September 30, 2014, a decrease of $0.8 million or 11%. This decrease was primarily attributable to a $0.3 million reduction in billings to customers for the repositioning of equipment, a $0.3 million decrease in repair billings to customers and a $0.2 million reduction in fees earned for management services.

Direct operating expenses

Total Company direct operating expenses were $283.6 million for the nine months ended September 30, 2015 compared to $244.2 million for the nine months ended September 30, 2014, an increase of $39.4 million or 16%. Maintenance and repair expenses within our Marine and Domestic Market Segments increased $30.4 million or 18%, which was primarily due to a higher average cost per repair, as well as a 7% increase in the average number of chassis operating in marine and domestic chassis pools. The increase in the average cost per repair within the Marine Market segment was driven primarily by an increase in chassis operating and being repaired in higher labor rate regions. Maintenance and repair expenses for chassis residing at third party depots and at the Company’s service centers increased $3.2 million during the nine months ended September 30, 2015 versus the comparable period of 2014. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $3.4 million, incremental chassis usage fees of $2.0 million and an increase in pool operational expense of $0.9 million. Other direct operating expenses such as storage costs decreased by $0.5 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $220.9 million for the nine months ended September 30, 2015 compared to $184.3 million for the nine months ended September 30, 2014, reflecting an increase of $36.6 million or 20%. Maintenance and repair expenses increased $31.8 million or 23%, which was primarily due to a higher average cost per repair driven primarily by an increase in chassis operating and being repaired in higher labor rate regions, as well as an 7% increase in the average number of chassis operating in marine pools. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $2.3 million, incremental chassis usage fees of $1.9 million and an increase in pool operational expense of $0.8 million. Other direct operating expenses such as storage costs decreased by $0.2 million.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $45.6 million for the nine months ended September 30, 2015 compared to $46.2 million for the nine months ended September 30, 2014, reflecting a decrease of $0.6 million or 1%. Maintenance and repair expenses decreased $1.4 million or 4%, despite an 8% increase in the average number of chassis operating in domestic pools. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the nine months ended September 30, 2015 versus the comparable period of 2014. This decrease was partially offset by increasing customer demand in chassis pools which has resulted in an increase in repositioning and handling expenses of $0.8 million.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
Consolidated Statement of Operations Data:	Nine Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2014	Variance	Nine Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2014	Variance

Marine Market segment	$380,073	$323,278	$56,795	$117,794	$93,869	$23,925
Domestic Market segment	137,965	131,633	6,332	78,707	72,549	6,158
Total Reportable segments	$518,038	$454,911	$63,127	$196,501	$166,418	$30,083
Other	5,529	4,264	1,265	(23,364)	(20,306)	(3,058)
Total Company	$523,567	$459,175	$64,392	$173,137	$146,112	$27,025

Principal collections on direct finance leases				(2,771)	(3,586)
Non-cash share-based compensation				(466)	(654)
Depreciation expense				(53,832)	(54,219)
Impairment of leasing equipment				(5,695)	(3,249)
Early retirement of leasing equipment				—	(37,766)
Loss on modification and extinguishment of debt and capital lease obligations				(16,212)	(102)
Interest expense				(63,318)	(64,670)
Other income, net				961	683
Interest income				1	52
Income (loss) before provision (benefit) for income taxes				31,805	(17,399)
Provision (benefit) for income taxes				13,171	(7,290)
Net income (loss)				$18,634	$(10,109)

Selling, general and administrative expenses

Selling, general and administrative expenses were $68.0 million for the nine months ended September 30, 2015 compared to $62.4 million for the nine months ended September 30, 2014, an increase of $5.6 million or 9%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of operational cost containment initiatives as well as the industry shift to the motor carrier model. Also contributing to this increase were consulting fees in support of information technology, operational and human resource initiatives and the costs associated with our relocation to a new corporate headquarters location during May 2015. These increases were partially offset by the capitalization of compensation and related benefit costs for employees directly associated with the development of our new operating and financial reporting systems (“Project Helix”).

Depreciation expense

Depreciation expense was $53.8 million for the nine months ended September 30, 2015 compared to $54.2 million for the nine months ended September 30, 2014, a decrease of $0.4 million or 1%. This decrease was primarily due to the absence of accelerated depreciation expense recorded in the third quarter of 2014 on the Company’s former headquarters in Princeton, New Jersey resulting from a sale agreement entered into on August 1, 2014, as well as reductions in depreciation expense resulting from the change in the estimated useful life of 53’ domestic chassis from 17.5 years to 20 years effective April 1, 2014, and the early retirement of certain marine chassis as of April 1, 2014. Retiring such chassis eliminated the need to depreciate them subsequently. These decreases are partially offset by incremental depreciation expense resulting from chassis acquired since October 1, 2014 and the addition of remanufactured chassis to our domestic pool. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool.

Provision for doubtful accounts

The provision for doubtful accounts was $2.1 million for the nine months ended September 30, 2015 compared to $10.7 million for the nine months ended September 30, 2014, a decrease of $8.6 million. Although we continue to experience an increase in billings associated with the motor carrier model, the maturity of the motor carrier model, coupled with strong cash collections, have improved our historical collection experience which led to a reduction in the required provision for doubtful accounts.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $5.7 million for the nine months ended September 30, 2015 compared to $3.2 million for the nine months ended September 30, 2014, an increase of $2.5 million. This increase was primarily due to estimated provisions associated with axle sets anticipated to be unsuitable for the remanufacturing program and estimated shrinkage of certain chassis within our marine pools.

Early retirement of leasing equipment

During the second quarter of 2014, we recorded retirement charges of $37.8 million associated with the retirement of excess and non-standard chassis and axle sets. Approximately $14.8 million of this retirement charge was the result of 11,000 excess and other non-standard chassis residing at depots and chassis pools, in addition to approximately 9,000 axle sets residing at depots which resulted in a retirement charge of $23.0 million. These retirement charges were largely influenced by our successful award of several shipping line acquisitions during the second quarter of 2014 whereby over 23,000 marine chassis were either acquired or returned to us from shipping lines. The influx of marine chassis caused us to analyze our fleet requirements over a multi-year period taking into account forecasted market growth, the current performance of our marine pools and utilization requirements among other factors which ultimately influenced our decision to early retire certain chassis and axle sets. The total of the retirement charges of $37.8 million is recorded in Early retirement of leasing equipment in the Consolidated Statements of Operations for the nine months ended September 30, 2014.

Loss on modification and extinguishment of debt and capital lease obligations

Loss on modification or extinguishment of debt and capital lease obligations was $16.2 million for the nine months ended September 30, 2015 compared to $0.1 million for the nine months ended September 30, 2014, an increase of $16.1 million.

This increase was primarily due to the August 2015 redemption of $150.0 million in aggregate principal amount of our outstanding 11.0% Senior Secured Notes (“Notes”).  The Notes were called at a redemption price equal to 108.25 percent of the principal amount resulting in a redemption premium of $12.4 million. Additionally, approximately $3.1 million of previously deferred financing fees related to these Notes was expensed as a result of this redemption.

In order to fund this redemption, during August 2015, we entered into Amendment No. 3 (the “Third Amendment”) to Interpool’s existing asset backed credit agreement, dated as of August 9, 2012 (the “Credit Agreement”). Pursuant to the Third Amendment, the aggregate total revolving commitment under the ABL Facility was increased from $1.25 million to $1.40 million. In addition, on August 11, 2015, we entered into an incremental facility amendment (the “Incremental Amendment”) to the Credit Agreement whereby we obtained additional commitments from certain lenders under the ABL Facility, as well as reduced commitments from others. As a result of this Incremental Amendment, we evaluated the accounting for the existing deferred financing fees with respect to the ABL Facility on a lender by lender basis in accordance with FASB ASC Topic 470-50, Modifications and Extinguishments of Debt and accordingly we wrote-off approximately $0.7 million of previously deferred financing fees related to the ABL Facility.

Interest expense

Interest expense was $63.3 million for the nine months ended September 30, 2015 compared to $64.7 million for the nine months ended September 30, 2014, a decrease of $1.4 million or 2%. Cash interest decreased $4.1 million, while the non-cash interest portion (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) increased $2.7 million. The decrease in cash interest expense for the nine months ended September 30, 2015 was primarily due to lower average debt levels and a lower interest rate in effect during the period.

Other income, net

Other income, net for the nine months ended September 30, 2015 was $1.1 million compared to $0.7 million for the nine months ended September 30, 2014, an increase of $0.4 million. The increase was primarily due to incremental gains associated with the disposition of equipment recorded during the current year period.

Provision (benefit) for income taxes

The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 41% and (42%), respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net income (loss)

Net income was $18.6 million for the nine months ended September 30, 2015 compared to a net loss of $10.1 million for the nine months ended September 30, 2014. The increase in the net income was attributable to the items noted above.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, lines of credit and other secured and unsecured borrowings.

Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections, billings to lessees for maintenance and repairs and billings to lessees for repositioning and management services.  Cash flow provided by operating activities was $127.1 million and $84.1 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase was primarily the result of increased profitability of $27.0 million on higher total revenues, lower cash paid for interest of $2.2 million and higher cash provided by working capital of $17.7 million.

Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were $1,086.0 million as of September 30, 2015 and $1,164.2 million as of December 31, 2014.  As of September 30, 2015, we had $854.5 million outstanding under the ABL Facility and the ability to draw $445.5 million. No other amounts are available to draw under other currently secured or unsecured borrowings.

Other Considerations

As of September 30, 2015, we had approximately $36.1 million of scheduled debt amortization over the next 12 month period.  These amounts do not include $40.7 million of interest payments, $17.8 million of asset purchase commitments and $9.8 million of operating lease commitments existing as of September 30, 2015 and maturing over the next 12 months.  From time to time, we may supplement current liquidity through debt and other offerings to support our business initiatives.

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

Historically, the Company has had the ability to service debt obligations and to obtain additional financing as needed by the business. The majority of our debt is secured by long-lived assets which have proven to be an attractive collateral source for our lenders evidenced by our long history of obtaining capital lease obligations, term-loans and most recently, an asset backed lending facility.

Liquidity needs for acquisition of new chassis

We expect to invest substantial funds to acquire new and used chassis and remanufacture chassis, although there can be no assurances as to the timing and amount of such acquisitions.  During 2014, a total of $149.4 million was invested of which $111.6 million was used to acquire and refurbish marine chassis and $37.8 million was used to remanufacture domestic chassis.  During the nine months ended September 30, 2015, $38.4 million was invested of which $21.8 million was used to acquire and refurbish marine chassis and $16.6 million was used to remanufacture domestic chassis.  We anticipate additional equipment investment during the remainder of 2015; however, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors could limit our ability to raise funds and further the growth of our business.

Cash flow

Cash was $2,299 at September 30, 2015 compared to $4,256 at December 31, 2014, a decrease of $1,957.  Cash flow information for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Net cash provided by operating activities	$127,052	$84,056
Net cash used in investing activities	(36,828)	(105,024)
Net cash (used in) provided by financing activities	(91,495)	14,772
Effect of changes in exchange rates on cash and cash equivalents	(686)	(316)
Net decrease in cash and cash equivalents	$(1,957)	$(6,512)

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

Net cash provided by operating activities was $127.1 million for the nine months ended September 30, 2015 compared to $84.1 million for the nine months ended September 30, 2014, an increase of $43.0 million.  The increase was primarily the result of increased profitability of $27.0 million on higher total revenues, lower cash paid for interest of $2.2 million and higher cash provided by working capital of $17.7 million.

Net cash used in investing activities was $36.8 million for the nine months ended September 30, 2015 compared to $105.0 million for the nine months ended September 30, 2014, a $68.2 million decrease in cash out-flows. The decrease was primarily driven by a $65.0 million decrease in capital spending, a $1.9 million increase in proceeds from the sales of leasing equipment and a $2.3 million increase in proceeds from sale of other assets.  This was partially offset by a $0.8 million decrease in collections on net investment in direct finance leases and a $0.2 increase in other investing activity.

Net cash used in financing activities was $91.5 million for the nine months ended September 30, 2015 compared to cash provided by financing activities of $14.8 million for the nine months ended September 30, 2014, a $106.3 million decrease. The decrease in cash for the nine months ended September 30, 2015 was primarily attributable to lower net borrowings of $95.8 million and a premium paid for redemption of Notes of $12.4 million partially offset by a $0.6 million decrease in share repurchases from employees and a $1.3 million decrease in cash paid for debt issuance fees.

On August 11, 2015, Interpool entered into Amendment No. 3 (the “Third Amendment”) to Interpool’s existing asset backed credit agreement, dated as of August 9, 2012 (the “Credit Agreement”) among the loan parties listed therein, the lenders named therein and the JPMorgan Chase Bank, N.A., as Administrative Agent (the “Administrative Agent”).  Pursuant to the Third Amendment, the definition of “Payment Conditions” was amended by modifying the calculation used for purposes of determining the amount of any permitted acquisition, investment, asset sale and restricted payment the Company may make as well as any indebtedness the Company may prepay under the Credit Agreement. Under the Third Amendment, the aggregate total revolving commitment available under the ABL Facility was also increased from $1,250.0 million to $1,400.0 million.

In addition, on August 11, 2015, Interpool entered into an incremental facility amendment (the “Incremental Amendment”) to the Credit Agreement.  Pursuant to the Incremental Amendment, Interpool obtained additional revolving commitments under the ABL Facility through its Administrative Agent from Citibank, N.A., as a new lender in the amount of $100.0 million and from existing lender, City National Bank, in the amount of $9.0 million. Three existing lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch reduced their commitments by $22.75 million, $22.75 million and $13.5 million, respectively resulting in an aggregate increase in revolving commitments of $50.0 million. As a result of the Incremental Amendment, lenders have committed to an aggregate total revolving commitment under the Credit Agreement of $1,300.0 million.

On August 17, 2015, the Company borrowed $176,000 under its ABL Facility which carries an interest rate of one-month USD LIBOR + 2.25%.  The funds were used to finance the redemption of $150,000 in aggregate principal amount of the outstanding Senior Secured 11% Notes at a redemption price equal to 108.250 of such aggregate principal amount.  Approximately $162,375 was paid to redeem the Notes and approximately $3,058 of deferred financing fees was expensed upon redemption.

Contractual obligations and commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of September 30, 2015.

		Maturity in years
(Dollars in thousands)	Total as of Sept 30, 2015	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$854,500	$8,500	$846,000	$—	$—	$—	$—
Senior Secured 11% Notes	150,000	—	—	—	150,000	—	—
Loan payable to CIMC	15,136	2,515	2,633	2,758	2,888	3,024	1,318
Capital lease obligations	66,332	25,043	27,025	10,781	2,481	501	501
Lease asset purchase commitments	30,067	17,749	9,238	3,080	—	—	—
Interest payments	112,187	40,716	37,013	17,376	16,858	187	37
Operating leases	40,526	9,789	6,341	5,020	3,083	2,496	13,797
Total	$1,268,748	$104,312	$928,250	$39,015	$175,310	$6,208	$15,653

Our contractual obligations consist of principal and interest payments related to the ABL Facility, the Notes, chassis purchase commitments and operating lease payments for our chassis and office facilities. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments.

Covenants

Under the indenture governing the notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of September 30, 2015, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.

Commitments

Purchase commitments

Our chassis purchase commitments are related to commitments to refurbish and remanufacture chassis. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to these commitments. As of September 30, 2015, we had commitments totaling $30.1 million, of which $17.8, $9.2 and $3.1 is committed for 2015, 2016 and 2017, respectively.

Operating leases

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. Minimum rent payments under our material leases were $40.5 million as of September 30, 2015.

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

We define adjusted net income as net (loss) income before non-cash interest expense related to deferred financing fees, non-cash share-based compensation, loss on modification and extinguishment of debt and capital lease obligations, terminations, modification, and fair value adjustments of derivative instruments and other non-routine, non-cash items as determined by management. We use adjusted net income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net income provides us with a measure of financial performance of the business based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results. Adjusted net income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

The following table shows the reconciliation of net (loss) income, the most directly comparable U.S. GAAP measure, to adjusted net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net (loss) income	$(1,238)	$6,162	$18,634	$(10,109)
Non-cash interest expense, net of tax	1,053	1,069	3,262	3,122
Non-cash share-based compensation, net of tax	71	131	280	392
Loss on modification and extinguishment of debt and capital lease obligations, net of tax	9,703	—	9,727	61
Loss on termination and modification of derivative instruments, net of tax	2,988	2,445	9,304	7,841
Fair value adjustment for derivative instruments, net of tax	125	(13)	100	(38)
Early retirement of leasing equipment, net of tax	—	—	—	22,660
Other	62	—	62	—
Adjusted net income	$12,764	$9,794	$41,369	$23,929

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

The following table shows the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net (loss) income	$(1,238)	$6,162	$18,634	$(10,109)
Income tax provision (benefit)	737	896	13,171	(7,290)
Interest expense	19,715	21,079	63,318	64,670
Depreciation expense	18,017	18,942	53,832	54,219
Impairment of leasing equipment	1,693	932	5,695	3,249
Early retirement of leasing equipment	—	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	16,173	—	16,212	102
Other income, net	(186)	(166)	(961)	(683)
Interest income	—	(5)	(1)	(52)
Non-cash share-based compensation	117	218	466	654
Principal collections on direct finance leases, net of interest earned	761	1,227	2,771	3,586
Adjusted EBITDA	$55,789	$49,285	$173,137	$146,112

The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company’s cash generation, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net cash provided by operations	$41,688	$22,605	$127,052	$84,056
Depreciation and amortization	(18,037)	(19,007)	(53,911)	(54,414)
Provision for doubtful accounts	28	(3,579)	(2,143)	(10,696)
Amortization of deferred financing fees	(1,679)	(1,718)	(5,315)	(5,014)
Derivative loss reclassified into earnings	(4,981)	(4,073)	(15,507)	(13,068)
Ineffective portion of cash flow hedges	(208)	22	(166)	63
Loss on modification and extinguishment of debt and capital lease obligations	(16,173)	—	(16,212)	(102)
Non-cash share-based compensation	(117)	(218)	(466)	(654)
Other, net	208	165	991	686
Impairment of leasing equipment	(1,693)	(932)	(5,695)	(3,249)
Early retirement of leasing equipment	—	—	—	(37,766)
Changes in assets and liabilities:
Accounts receivable	(9,146)	12,361	(10,405)	33,791
Other assets	(542)	224	1,537	2,254
Accounts payable	3,738	(382)	137	(2,152)
Accrued expenses and other liabilities	6,642	1,735	13,043	(11,916)
Deferred income taxes, net	(966)	(1,041)	(14,306)	8,072
Provision (benefit) for income taxes	737	896	13,171	(7,290)
Interest expense	19,715	21,079	63,318	64,670
Depreciation expense	18,017	18,942	53,832	54,219
Impairment of leasing equipment	1,693	932	5,695	3,249
Early retirement of leasing equipment	—	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	16,173	—	16,212	102
Other income, net	(186)	(166)	(961)	(683)
Interest income	—	(5)	(1)	(52)
Non-cash share-based compensation	117	218	466	654
Principal collections on direct finance leases, net of interest earned	761	1,227	2,771	3,586
Adjusted EBITDA	$55,789	$49,285	$173,137	$146,112

PART I.  FINANCIAL INFORMATION

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to quantitative and qualitative disclosures about market risk from those disclosed in our 2014 Annual Report on Form 10-K.

Item 4.                   Disclosure Controls and Procedures

(a)         Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.                Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the information set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  As of the date of this Form 10-Q, there have been no significant changes from the risk factors previously disclosed therein, other than the information set forth in this Item 1A.

Our business may be adversely affected if we are forced to pay fees and other charges related to services performed at the host locations at which we operate our chassis pools.

We are often responsible for the systematic inspection, repair and maintenance of the chassis in our chassis pool fleet.  As the number of chassis in our chassis pools increases and our fleet ages, we may experience an increase in inspection, maintenance and repair costs. These costs may also increase if additional requirements to pay fees and costs related to inspections, repair and maintenance are imposed on us.  A recent agreement reached between the Pacific Maritime Association (“PMA”) and the International Longshore and Warehouse Union (“ILWU”) provides for mandatory roadability inspections (subject to limited exceptions) of all chassis before they leave any of the West Coast terminals where the ILWU has jurisdiction (the “ILWU Roadability Program”).  We have recently received invoices and payment demands from some host locations related to the ILWU Roadability Program.  Such host locations have asked us to pay an inspection fee for each chassis that leaves such location.

We are currently disputing such fees because, among other reasons, we believe there is no legal basis for them to be imposed and the ILWU Roadability Program provides for inspections beyond those required by applicable law.  Since we believe that any amounts we may be required to pay are not probable, we are not currently accruing any expenses for these fees.   However, if we are unsuccessful in challenging these fees, the fees we may be required to pay may be material. Moreover, if we are unsuccessful in challenging these fees and we are unable to pass them on to our customers or we lose access to certain host locations because of our refusal to pay them, our business and results of operations could be negatively impacted.

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

4.1

Second Supplemental Indenture, dated as of October 21, 2015, by and among TRAC Intermodal LLC, TRAC Intermodal Corp., TRAC Chassis Pool Management LLC, TRAC Services LLC and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent (incorporated by reference to Exhibit 4.1 to TRAC Intermodal LLC’s Current Report on Form 8-K filed with the SEC on October 23, 2015).

10.1

Amendment No. 3, dated as of August 11, 2015, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015).

10.2

Incremental Facility Amendment, dated as of August 11, 2015, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, J.P. Morgan Chase Bank, National Association as administrative agent, J.P. Morgan Securities and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2015).

10.3

Joinder Agreement, dated as of October 21, 2015, by and between TRAC Chassis Pool Management LLC and J.P. Morgan Chase Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC’s Current Report on Form 8-K filed with the SEC on October 23, 2015).

10.4

Joinder Agreement, dated as of October 21, 2015, by and between TRAC Services LLC and J.P. Morgan Chase Bank, National Association as administrative agent (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC’s Current Report on Form 8-K filed with the SEC on October 23, 2015).

10.5	Form of Letter Agreements
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document .
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:      November 6, 2015

TRAC INTERMODAL LLC

Registrant

By:	/s/ CHRIS ANNESE

Chris Annese

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)