Form 10-K
period 2015-12-31
TRAC Intermodal LLC
filed 2016-03-04
CIK 1570774

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
INDEX TO FINANCIAL STATEMENTS TRAC Intermodal LLC and Subsidiaries Years Ended December 31, 2015, 2014 and 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal year Ended December 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission file number 1-11862

TRAC Intermodal LLC
(Exact name of registrant as specified in the charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-0648957 (I.R.S. Employer Identification Number)
750 College Road East, Princeton, New Jersey (Address of principal executive office)	08540 (Zip Code)

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

  •
  the Company's ability to be profitable;

  •
  expansion of the Company's business to provide logistics services and repair services through its service centers and mobile service units;

  •
  the ability to mitigate any risk associated with the Company's providing logistics services related to drayage;

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

  •
  strikes, work stoppages or slowdowns by draymen, truckers, longshoremen and railroad workers;

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

  •
  the disclosure requirement exemptions we utilize based on our status as an "emerging growth company" under the JOBS Act

  •
  the impact of inherent, potential, or perceived conflicts of interest created by relationships and transactions with members of management, members or shareholders and their respective affiliates;

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

  •
  adverse changes in U.S. tax rules;

  •
  terrorist attacks, wars, uprisings or hostilities; and

  •
  other risks described in the "Risk Factors" section of this report.

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

PART I

ITEM 1.    BUSINESS

General Overview

        We believe we are the largest intermodal chassis solutions provider, measured by total assets, for domestic and international transportation companies in North America. A chassis is a fabricated steel frame with wheels, axles, brakes and lights that enables a truck to haul domestic and marine freight containers. Chassis are an integral component of intermodal transportation by facilitating the movement of goods via domestic and marine containers over land between ocean-going vessels, railroad ramps, warehouses and other delivery points served by motor carriers. Chassis usage cannot be avoided when moving containers from ports to their ultimate destination—the point of sale.

        Our principal business is providing marine and domestic chassis on both long-term leases and short-term rental agreements to a diversified customer base including the world's leading shipping lines, Class I railroads, major U.S. intermodal transportation companies and motor carriers. We have the largest chassis fleet in North America based on publically available information and number one market share in both marine and domestic segments. We have a broad operating footprint with approximately 600 marine, 160 domestic and 60 depot locations across North America. Headquartered in Princeton, New Jersey, we operate under the name TRAC Intermodal and employ approximately 660 people throughout the United States. For the year ended December 31, 2015, we generated total revenues of $691.4 million, net income of $26.7 million and Adjusted EBITDA of $227.2 million. See Item 7. "Non-GAAP Measures" for a reconciliation of non-GAAP measures to the most directly comparable U.S. GAAP measures.

        Our fleet of equipment primarily consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners. As of December 31, 2015, we owned, leased-in or managed a fleet of approximately 311,375 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.45 billion. Our active fleet had an average age of 13.3 years as of December 31, 2015.

        We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment. Segment information for the years ended December 31, 2015, 2014 and 2013 are included in Part II, Item 7, of this Form 10-K and Note 13 to our Consolidated Financial Statements.

  •
  Marine Market segment—primarily serving shipping lines and motor carriers with 20', 40' and 45' foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term rental agreements. As of December 31, 2015, our active fleet included 197,616 marine chassis.

  •
  Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53' chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term rental agreements. As of December 31, 2015, our active fleet included 80,477 domestic chassis.

        Additionally, we have 33,282 units available for remanufacture. These units are pairs of axles and chassis that are no longer in leasable condition. We expect to make use of many of these units in our remanufacturing process and eventually return them to active fleet status.

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

Business strengths

        We believe that we have a number of business strengths that will enable us to execute our strategy and successfully grow our business, including the following:

  •
  Largest intermodal chassis solutions provider in North America.  We believe we are the largest intermodal chassis solutions provider, measured by total assets, in North America. We have an estimated market share of 50% among the top three chassis leasing providers as of December 31, 2015. Our closest competitor has a market share of approximately 27% according to our estimates. We believe that our significant size and broad footprint give us a competitive advantage by being able to address our customers' comprehensive chassis demand across the United States. The size of our fleet (with a replacement value of $3.4 billion) and scope of our operations, also allow us to satisfy our customers' chassis demand during peak seasons or surge periods and creates a significant barrier to entry.

  •
  Large and diverse fleet of active equipment.  As of December 31, 2015, we owned or managed an active fleet of 278,093 chassis comprised of 197,616 marine chassis and 80,477 domestic chassis. Our fleet consists of a diverse mix of equipment, including 20', 40', 45', 53', tri-axles 20' and tri-axles 40' chassis. The average age of the active fleet is 13.3 years and our fleet's average expected useful life is approximately 20 years for domestic chassis and 22.5 years for marine chassis. We believe each chassis in our fleet has the potential to be remanufactured at the end of its useful life to provide 20 or more additional years of service at a material cash savings compared to the cost of purchasing a new chassis, while providing the same quality of service as a new chassis.

  •
  Broad nationwide footprint with a number of exclusive contracts.  We operate a nationwide footprint that includes, as of December 31, 2015, approximately 600 marine, 160 domestic and 60 depot locations across North America which allows us to service our customers' nationwide freight movement requirements. Additionally, in many of these locations we are the sole chassis supplier, and as a result, we have the advantage of on-premises access to the port terminals and railroad ramps. We also currently have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide domestic chassis at many of their railroad ramps. However, we have been advised by one of the Class 1 railroads that they intend to terminate the exclusive nature of their agreement with us at some point in 2016. We are currently in negotiations with this Class 1 railroad about an alternative non-exclusive agreement with us. We believe that our extensive operating network is difficult to replicate and therefore serves as a competitive advantage.

  •
  Long operating history with a diversified, loyal customer base.  We have a long, successful operating history and an extensive history with our customers, in many cases spanning over 30 years, which provides us with strong relationships at senior levels of management. Our customer base of shipping lines, Class I railroads, U.S. transportation companies and motor carriers is diverse with no single customer accounting for more than 7% of 2015 revenue and the top ten customers accounting for 41% of total revenue in 2015. As of December 31, 2015, we had approximately 4,100 active customers.

  •
  Predictable and stable cash flows. As of December 31, 2015, 23% of our on-hire fleet was subject to a term lease, direct finance lease or subscription agreement in our chassis pools. Our term lease renewal rate for the year ended December 31, 2015 approximated 83%. We expect the predictability and stability of our term lease renewal rate to be affected by the trend toward pool arrangements which carry higher per diem rates than term and direct finance lease products. Beginning in 2011 and continuing through 2015, several of our lessees have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases. If we included these rentals, the renewal rate for the year ended December 31, 2015 would be approximately 87%. Our average fleet-wide utilization rate was 92% between 1994 and 2014. This rose to 94.5% for the year ended December 31, 2015 primarily due to our scrapping excess 20' chassis and other measures taken in the second quarter of 2014 to right-size our fleet. See "—Cost effective fleet growth.

  •
  Strong credit and collection history.  We have a strong and long-standing credit and collections history with bad debts representing 1.3% of $2.2 billion in aggregate revenues over the three-year period 2012-2015. During the period 2009-2011, prior to the shift in billings from shipping lines to motor carriers, our bad debts averaged 0.5% of $0.9 billion in aggregate revenues over that three year period. We believe several factors contribute to our low receivable delinquency including a long-tenured and highly experienced collections team with excellent relationships with our largest customers; an experienced credit group with strong industry knowledge of shipping lines, railroads, logistics companies and motor carriers; the essential nature of our product in the movement of our customers' goods and the reality that delinquency of payments could jeopardize our customers' ability to perform under their delivery contracts. We have experienced a minimal default rate—only 12 term lease customers during the period 2009-2014—and we were successful in recovering 98% of our chassis under default. For the year ended December 31, 2015, term lease defaults were minimal.

  •
  Cost effective fleet growth.  Older chassis can generally be remanufactured at the end of their useful life to provide 20 or more additional years of service rather than being replaced by new equipment. Remanufacturing provides a material cash savings since the cash outlay to remanufacture a unit is approximately 75% of the cost of purchasing a new chassis. In addition to the cost savings, another benefit is that an older chassis can be remanufactured into any size unit, which provides excellent flexibility to meet demands of different equipment types as the market changes. During 2015, we remanufactured 2,801 and 1,966 end-of-life chassis into an equivalent number of 53' domestic chassis and 40' marine chassis, respectively. During 2014, we remanufactured 4,800 and 250 end-of-life chassis into an equivalent number of 53' domestic chassis and 40' marine chassis, respectively.

    Alternatively, chassis meeting certain age and condition criteria can be refurbished. Refurbishments reflect improvements that go beyond preventive maintenance and normal repairs, thus serving to increase the cash flow generating capability of the refurbished asset. Cash flows are enhanced through extending the useful life of the asset or otherwise altering its structural state to be more marketable. Refurbishment costs are capitalized and depreciated over the remaining / extended useful life of the equipment. For the years ended December 31, 2015 and 2014, we refurbished 2,122 and 549 chassis, respectively.

  •
  Proprietary technology platform.  Over the last decade, we have internally developed a proprietary chassis management software technology called PoolStat®. PoolStat® provides chassis tracking and billing in our chassis pools, as well as a central operating database that coordinates our chassis leasing activities. We developed PoolStat® and maintain full control of the system through our in-house development team. Our experienced IT staff, working closely with our chassis pool management team and our customers, engages in continuous improvement to the system, which possesses the necessary sophistication to operate complex chassis pool functions of demand/supply, inventory control, status, repositioning, billing and maintenance and repair. In 2014, we made a decision to implement an Oracle Enterprise Resource Planning ("ERP") solution along with a customized solution for many functional improvements to Poolstat®. As of December 31, 2015, the project will likely span 12-15 months and will be designed to implement the functional improvements and eliminate inefficiencies in our financial and operational systems. We estimate the incremental costs of the project to be $20 million to $24 million and will be managed and governed by the executive management of the Company.

        Experienced management team.    Our executive management team is highly experienced, has extensive customer relationships and has led our Company successfully through a variety of industry changes and economic cycles. We believe the depth and breadth of our executive management team is a key strength for our business.

Business strategy

        Our vision is to be the market leader in providing high quality, comprehensive chassis solutions to the intermodal industry. We plan to execute the following strategy to grow our business:

  •
  Increase earnings through revenue growth and operating cost control.  One of our key initiatives to increase our revenue and improve our financial results is to continue the transition to the "motor carrier model", which was implemented by nearly every major shipping line serving the United States over the past several years. Under the motor carrier model, the shipping lines no longer provide chassis as part of their transportation service to the motor carriers that transport their containers. Instead, the responsibility for chassis provisioning is transferred from the shipping line to the motor carrier. The shift to the motor carrier model affords us the opportunity to lease our chassis directly to motor carriers, rather than to shipping lines that would otherwise provide our chassis for motor carrier usage. As compared to shipping lines, motor carriers are smaller in size, unable to exert similar pricing pressures on us, typically do not own their own chassis and are a greater credit risk. Due to these factors, we are able to charge motor carriers a higher per diem rate than shipping line customers. In addition, we have also begun to focus on penetrating a new customer base, the beneficial cargo owner ("BCO"). BCOs are the importers of record that take physical possession of the goods at the destination. Large retail outlets are often BCOs. We believe that BCOs will want to assume responsibility for procuring chassis that the shipping lines are no longer responsible for under the motor carrier model. We believe that the BCO customer base represents significant growth opportunities and we will pursue them as appropriate. Finally, we have continued to focus on improving our operating cost structure through higher fleet utilization, enhanced controls over maintenance and repair expenditures and cost savings from direct purchasing of parts and insourcing of service centers, road service and pool repositioning. We believe that our focus on improving rates and controlling our operating costs will enable us to grow our earnings.

  •
  Expand the geographic footprint of our chassis pools and chassis fleet.  We believe that there are significant opportunities to expand our geographic footprint and grow our business by further expanding our pool network throughout North America. Our extensive experience, systems, chassis fleet and strong customer relationships position us well to grow our business in targeted new markets and selectively acquire shipping line chassis as they transition to the motor carrier model in order to increase the size of our fleet. We believe that a combination of geographic expansion and chassis acquisitions will improve our overall product offering and enhance our competitive position in the market.

Industry overview

        The North American economy is dependent on the movement of intermodal container cargo through its major port terminals and railroad ramps. In 2015, total North American import and export container volumes reported by port terminals was 32.0 million twenty-foot equivalent units, which is the standard unit of measure for containers in the marine industry. Total North American container import volumes grew by 4.7% in 2015, while export container volumes decreased by 3.4% in 2015. Container volumes across major North American railroads increased 3.8% to approximately 15.2 million containers in 2015. According to the Association of American Railroads, in 2015 intermodal container transport accounted for 22% of that year's U.S. railroad revenues. Chassis are an essential component in the intermodal containerized shipping infrastructure and do not require container contents to be continually unloaded and reloaded throughout the supply chain. They are required by shipping lines, railroads, intermodal transportation companies and motor carriers to move shipping containers over land between ocean-going vessels, railroad ramps, warehouses and other delivery points served by motor carriers.

        The North American chassis market is large, with a total fleet of approximately 759,000 chassis (excluding a logistics company that maintains a proprietary fleet of approximately 79,000 non-standard specification domestic chassis) and an aggregate new chassis replacement cost of approximately $9.2 billion as of December 31, 2015. Of this total, approximately 578,000 chassis are marine chassis for transporting 20', 40' and 45' intermodal containers. The remaining 181,000 chassis are domestic chassis, primarily designed for domestic containers with a length of 53' that move almost exclusively on railcars in double-stack service.

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

        Leasing companies own a significant portion of North America's chassis, and we believe the remainder is owned predominantly by shipping lines and railroads. We estimate that as of 2015 approximately 74% of the North American chassis market is controlled by the top three leasing companies and we expect the trend to continue to move from chassis ownership towards chassis leasing.

        Prior to 2004, over 80% of our chassis were on-hire as term lease and direct finance lease products. Beginning in 2004, as port terminals and railroad ramps capacity tightened, chassis pools, which increase terminal operating efficiency, became more common. Three other important factors contributed to the increase in chassis pool usage. The first is the increase in domestic container traffic, where many of our major customers do not wish to devote capital or build an administrative presence to operate chassis and thus utilize our nationwide domestic chassis pools. The second is the shipping line industry's response to the freight downturn of 2008 and 2009 and the challenging rate environment beginning in 2011 and still existing today in which shipping lines reduced administrative and operational staff and began increasingly migrating to more operationally efficient chassis pool arrangements. The third is the industry's transition to the motor carrier model which replaced term leasing by the shipping lines with chassis pool usage by the motor carriers. As a result, as of December 31, 2015, approximately 82% of our on-hire chassis were earning revenue through chassis pools.

Industry trends / Market growth

  •
  U.S. container import volume growth and tightening marine chassis supply.  Demand for marine chassis is highly correlated to U.S. container import volumes. According to the Journal of Commerce, the total U.S. container import volume grew by 4.7%, 6.1%, and 3.2% in 2015, 2014 and 2013, respectively. The Journal of Commerce estimates that import volume will grow by 5.5% in 2016. At the same time, there have been minimal additions to the marine chassis fleet since 2007. The combination of continued container import growth and limited supply growth has resulted in tighter market balance between supply and demand and an improving pricing environment.

  •
  Demand for domestic intermodal container movements has increased steadily over the last decade.  Over the last 10 years, the favorable economics of shipping 53' domestic containers in double-stack intermodal railroad service has generated consistent growth above the overall railroad freight growth average as shippers have transitioned from long-haul trucking to domestic double-stack railroad transport to reduce costs. U.S. domestic intermodal container volume has increased without interruption by a compound annual growth rate of 7.1% from 2001 to 2015. From 2011 to 2015, the U.S. domestic intermodal container volume increased by a compound annual growth rate of 8.4%. As a result, demand for our domestic chassis pool services has steadily increased during the same period. According to FTR Associates the US domestic intermodal container volumes grew 5.1% during 2015 and are expected to grow by a compound annual growth rate of 5.7% from 2015 to 2018. Over the last nine years, we have grown our domestic chassis pool fleet from 35,678 chassis in 2007 to 67,407 chassis as of December 31, 2015. In 2012, one of the world's largest providers of U.S. and international package delivery services entered the domestic intermodal market and became a customer of our domestic pool. We believe that this decision by one of the world's largest transportation companies to access domestic intermodal transportation is an example of the continuing growth in the domestic chassis pool business. Moreover, we expect this growth trend will further be supported by the railroads' ongoing investment in double-stack-capable railroad routes and new intermodal terminals.

  •
  Customer demand shifting from term lease to marine and domestic pool products.  Over the last nine years, our customers have shown an increasing preference for chassis pool products relative to long-term leasing products. From 2006 to 2015, chassis in pools as a percentage of our on-hire fleet has increased from 29% to 82%, and our term lease and direct finance lease fleet has declined from 71% to 18% over the same period. See—Industry overview. We believe that we are well equipped to take advantage of this trend towards increased usage of chassis pools due to the size of our fleet and market leading position coupled with our long-standing relationships with our customers.

Our Assets

        Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased or managed by us on behalf of other third-party owners in pooling arrangements. As of December 31, 2015, we owned or managed a fleet of 311,375 chassis and units available for remanufacture. The average utilization for our chassis fleet for the past 20 years was 92%. Our utilization for the year ended December 31, 2015 was 94.5%. The net book value of our owned equipment was approximately $1.45 billion. Our active fleet had an average age of 13.3 years as of December 31, 2015. Chassis are long-lived assets, with an economic life of approximately 20 years for domestic chassis and 22.5 years for marine chassis. At the end of its economic life, a chassis can be remanufactured, which extends the economic life by an additional 20 or more years of service at a lower cash outlay than purchasing a new chassis while providing the same quality of service as a new chassis.

        The table below summarizes the composition of our active fleet by the type of unit as of December 31, 2015:

	Units		Net book value
Total active fleet by equipment type	# of units	% of total	$ in millions	% of total	Average age (in years)
Marine chassis	197,616	71	$828.2	61	14.9
Domestic chassis	80,477	29	535.9	39	8.7

Total active fleet	278,093	100	$1,364.1	100	13.3

        The chassis in our fleet are owned outright by us (including, in certain instances, subject to sale leaseback agreements with our lenders), leased by us from third parties, or contributed by third parties into chassis pools and managed by us. The table below summarizes the composition of our fleet by ownership as of December 31, 2015:

Total chassis by ownership and equipment type	Marine chassis	Domestic chassis	Total
Owned	179,340	72,587	251,927
Direct finance lease products	3,760	34	3,794

Total owned	183,100	72,621	255,721
Leased-in/contributed	14,516	7,856	22,372

Total active fleet	197,616	80,477	278,093

Product Offerings

        We provide our customers with three principal product offerings: term lease products, direct finance lease products and short-term rental agreements. Term lease products and direct finance lease products are typically long term, triple net leases with fixed rate per diems which require the lessee to pay all maintenance fees, insurance premiums and tax payments related to the equipment. Short-term rental agreements are typically chassis pool products with rental based on actual usage of the chassis. In addition to leasing chassis, we offer management services for chassis pools, regardless of whether the chassis in the pools are owned by us. All chassis leased under term leases, direct finance leases or in pool arrangements are considered fully utilized since these chassis are not available for us to lease regardless of whether all of the units are generating income. As we grow our pools and allocate more available chassis to pools, such assets will also be considered fully utilized and, therefore, increase our utilization rate.

        The table below summarizes our total fleet by type of lease as of December 31, 2015:

	Units		Net book value of owned fleet
Total fleet by lease type	# of units	% of total	$ in millions	% of total	Average age (in years)	% of On-hire fleet
Term lease	44,284	14	$221.1	15	13.7	17
Direct finance lease	3,794	1	12.8	1	10.5	1
Marine chassis pool	147,285	47	602.4	42	14.9	56
Domestic chassis pool	67,407	22	463.1	32	8.2	26

On-hire fleet	262,770	84	1,299.4	90	13.1	100

Available fleet	15,323	5	64.7	4	16.0

Active fleet	278,093	89	1,364.1	94	13.3

Units available for remanufacture	33,282	11	84.7	6

Total fleet	311,375	100	$1,448.8	100

Term lease products

        Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value, and bear the risk of re-leasing the asset upon expiration of the lease. Because of the operational difficulty in switching chassis providers, lessees frequently retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, for 1 to 5 years. Our term lease renewal rate for the year ended December 31, 2015 approximated 83%. During 2015, several of our lessees have opted to continue renting chassis from us in our chassis pools upon the expiration of their term leases. If we include these rentals, the renewal rate for the year ended December 31, 2015 would be approximately 87%.

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

        As of December 31, 2015, we had 44,284 chassis amounting to a net book value of $221.1 million under term leases.

Direct finance lease products

        Direct finance lease terms and conditions are similar to those of our term leases, except that, under a direct finance lease, the customer commits to a fixed lease term and typically receives a bargain purchase option at the expiration of the lease. Under this arrangement, the substantive risks and benefits of equipment ownership are passed on to the lessee. The lease payments are segregated into principal and interest components that are similar to a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized as Finance revenue. The principal component of the lease is reflected as a reduction to the net investment in the direct finance lease. The typical initial term on direct finance leases is between 5 and 10 years, often with multiple renewals to extend the lease term by another 1 to 3 years.

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

        As of December 31, 2015, we had 3,794 chassis under direct finance leases amounting to a net book value of $12.8 million.

Chassis pools

        We operate and maintain domestic and marine chassis pools. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points, such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Additionally, we are a contributor to cooperative marine pools. In a cooperative ("co-op") pool model, several chassis owners contribute chassis into a single pool for users. Contributors must contribute a number of chassis proportionate to that of their customer usage. An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis. Costs of the pool are charged back to the contributors in one of several allocation basis, either by total number of chassis contributed or by number of chassis actually used. Customers generally enter into pool user agreements for a period of 1 to 3 years and may be subject to subscription levels for minimum chassis usage. As of December 31, 2015, 23% of chassis pool revenue was generated by such minimum usage arrangements. Additionally, multi-year agreements typically contain annual pricing reset features.

        In chassis pools that TRAC operates, we are entirely responsible for the logistics and maintenance of the assets. TRAC also participates in pools not managed by TRAC. Regardless of our role in pool management, we may allow our users to contribute their own assets to the pool. In this case, the customers' chassis become part of the pool operations, but are not owned by us. We believe this practice has long-term benefits for us, as our customers tend to become fully reliant on the chassis pool to serve their operational requirements. In addition, accepting our customers' chassis into our marine pools will facilitate the exit of shipping lines from the chassis business in favor of the motor carrier model because the shipping lines will have effectively outsourced the management of their chassis thus reducing overall operating expenses.

        For the year ended December 31, 2015, 91.8% of Equipment leasing revenue was generated from chassis pools. Unlike term and direct finance leases, we are responsible for managing the utilization of the assets in pools, and we have partially mitigated this risk through subscription arrangements for minimum chassis usage. Furthermore, we believe that once customers switch from operating their own chassis to relying on our chassis pools, it is operationally difficult to discontinue using the chassis in our pools because the customers would need to rebuild their logistic capabilities and chassis management functions.

        The key factors for operating profitable chassis pools are high utilization, operating cost control and compensatory rates. Our experienced management and proprietary systems help us operate our chassis pools at targeted utilization levels. The maintenance and repair of chassis is the predominant operating cost in a chassis pool. Customers pay higher per diem rates for our pool products compared to term lease and direct finance lease products, which partially offsets higher operating costs and lower utilization rates. During 2013 and 2014, we opened three additional service centers to add to our Woodbridge, New Jersey facility which was already in operation. These additional service centers are located in Chicago, Illinois; Los Angeles, California; and Seattle, Washington. Moreover, during 2015, we have signed leases for three more service centers located in Jacksonville, Florida; Houston, Texas and Oakland, California. These service centers will be operational in the first quarter of 2016. Additionally, we plan to open another service center in the second quarter of 2016, bringing the total number of service centers to eight. However, the majority of our maintenance and repair work is still contracted to third-party vendors. As a result, we periodically conduct pre- and post-repair audits to ensure the work was done completely and to our quality specifications. We also employ field staff throughout the United States for physical oversight of maintenance and repair work at the place of occurrence and employ a system-based audit of invoices utilizing PoolStat®, whereby invoices are received directly into the system. See "Management's discussion and analysis of financial condition and results of operations—Our business—Other revenue."

  Marine chassis pools

        We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and Pacific Southwest, using marine 20', 40' and 45' chassis. As of December 31, 2015, we owned 133,077 chassis and managed 14,208 chassis owned and contributed by shipping lines for a total of 147,285 chassis engaged in providing this service. The net book value of our owned marine pool chassis amounted to $602.4 million as of December 31, 2015. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically 1 year in length. For the year ended December 31, 2015, approximately 2% of marine chassis pool revenue was generated under subscription arrangements, down from 4% in 2014 due to the mix of revenue.

  Domestic chassis pools

        We also operate pools for domestic 53' chassis at railroad ramps throughout the United States. As of December 31, 2015, we had 67,407 chassis, including 7,845 chassis that we lease-in, engaged in providing this service. The net book value of the domestic pool chassis that we own totaled $463.1 million, as of December 31, 2015. In 2015, we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. However, we have been advised by one of the Class I railroads that they intend to terminate the exclusive nature of their agreement with us at some point in 2016. We are currently in negotiations with this Class 1 railroad about an alternative non-exclusive agreement with us. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies and railroads that operate standard-size domestic intermodal equipment. Large portions of our domestic chassis are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length. For the year ended December 31, 2015 approximately 50% of domestic chassis pool revenue was generated under subscription arrangements, down from 61% in 2014 as a large logistics customer now pays for chassis as they are used.

Other revenue

        The vast majority of our revenues are generated from the three product offerings described above. However, we also generate certain other revenues, including service revenues earned from maintenance and repair fees charged to our lessees, repositioning fees charged to our pool customers, and other fees related to the management of chassis pools. For the year ended December 31, 2015, we generated total other revenues of $28.6 million.

Operations

Equipment tracking and billing

        Over the last decade, we have internally developed a proprietary chassis management software technology called PoolStat®. We primarily use PoolStat® for chassis tracking and billing in our pools, as well as to provide a central operating database that coordinates our chassis leasing activities. The system electronically records the movement and status of each chassis and links that information with data comprising the specific lease terms in order to accurately bill our customers. This system also generates a wide range of management reports containing information on all aspects of our chassis leasing activities. In 2014, we made the decision to implement an ERP solution along with a customized solution for many functional improvements to Poolstat. As of December 31, 2015, the project will likely span 12-15 months and will be designed to implement the aforementioned improvements and eliminate inefficiencies in our financial and operational systems as they exist today. We estimate the incremental costs of the project to be $20 million to $24 million and will be managed and governed by the executive management of the Company.

Inventory, depot storage and service centers

        We have a broad operating footprint with approximately 600 marine, 160 domestic and 60 depot locations across North America. We maintain an inventory of chassis and axles at these depots. The chassis inventory is used as a key element in balancing the peaks and valleys in demand for chassis in our marine and domestic pool operations and supports our chassis remanufacturing process. When demand in a pool starts to rise and puts pressure on the pool supply, units are moved from the depot to the pool operation to ensure our customers do not experience a service problem. Conversely, when demand slows and the pool has more units than are needed, chassis are moved back into the depots for storage and maintenance. This back and forth flow of chassis inventory between our depots and chassis pools is a key part of pool efficiency and a requirement of port terminals and railroad ramps where we operate our pools. This feature distinguishes our pools from the Co-ops pools, which we believe require collective decision-making by chassis contributors thereby slowing the ability to right-size the pool. The majority of our depots are strategically located in close proximity to our marine and domestic pool operations to facilitate the regular flow of equipment back and forth between these operations. Certain depots are also used as "start/stop" locations in which motor carriers can pick up a chassis through our TRAC Connect program. At our depot facilities, we also perform maintenance and repair work on chassis that are being placed on term lease with our customers. Typically one depot will service the needs of multiple pool operations to ensure operational efficiency. Axles are stored at depots and service centers and are moved to remanufacturing facilities on an as-needed basis.

        During 2013 and 2014, we opened three additional service centers to add to our Woodbridge, New Jersey facility which was already in operation. These additional service centers are located in Chicago, Illinois; Los Angeles, California; and Seattle, Washington. Moreover, during 2015, we have signed leases for three more service centers located in Jacksonville, Florida; Houston, Texas and Oakland, California. These service centers will be operational in the first quarter of 2016. Additionally, we plan to open another service center in the second quarter of 2016, bringing the total number of service centers to eight. We anticipate that service centers will allow us to, among other things, store our chassis and axles on property that we lease, which we believe will give us better control over certain of our assets and ultimately allow us to save on the storage fees we currently pay to third parties. We will also use these locations to perform maintenance and repair on our chassis instead of paying third parties to perform such maintenance and repair services. We believe that performing such maintenance and repair services ourselves will also result in cost savings.

Maintenance and repair

        The maintenance and repair of chassis is the predominant operating cost in a chassis pool. Although our term and direct finance leases require the lessees to pay for the chassis' maintenance and repair while they are on lease to them, we remain responsible for the cost of repairing ordinary wear and tear when the chassis under term leases are returned to us. In addition, we are responsible for the systematic inspection, repair and maintenance of the chassis in pools that we manage. The vast majority of our maintenance and repair work is still contracted to third-party vendors. As a result, we also periodically conduct pre- and post-repair audits to ensure the work was done completely and to our quality specifications. We employ field staff throughout the United States who provide physical oversight of certain maintenance and repair work. We utilize proprietary handheld computers that record chassis condition and authorize work to be done on an individual unit. These computer captured assessments are then compared to electronic invoices as part of our control process. Our inventory of available chassis ready to be leased or placed in a pool are stored at depots whose primary purpose is the storage and maintenance and repair of intermodal equipment. We have significant relationships with third-party depots throughout the country.

Remanufacturing/Refurbishment

        Chassis are long-lived assets, with an economic life of 20 and 22.5 years for domestic and marine chassis, respectively. Older chassis can generally be remanufactured at the end of their useful life to provide 20 and 22.5 additional years of service rather than be replaced by new equipment. Remanufacturing provides a material cash savings compared to the cost of purchasing a new chassis. The remanufacturing process can bring an aged chassis up to a "like new" condition, and customers typically do not differentiate between new and remanufactured chassis. A second cost savings benefit of remanufacturing is being able to reuse the tires and wheels from the old units in our tire recap program. Tires are the largest single cost in chassis maintenance and repair and we lower that cost by reusing and recapping our tires. Also, at times, tire casings are difficult to obtain on the open market. Creating an organic source of tire casings through our remanufacturing process lowers our overall maintenance and repair costs. In addition to the cost savings, an additional benefit is that an older chassis can be remanufactured into any size unit, which provides excellent flexibility to meet demands of different equipment types as the market changes. During 2015, we remanufactured 2,801 and 1,966 end-of-life chassis into an equivalent number of 53' domestic chassis and 40' marine chassis, respectively. During 2014, we remanufactured 4,800 and 250 end-of-life chassis into an equivalent number of 53' domestic chassis and 40' marine chassis, respectively.

        Alternatively, chassis meeting certain age and condition criteria can be refurbished. Refurbishments reflect improvements that go beyond preventive maintenance and normal repairs, thus serving to increase the cash flow generating capability of the refurbished asset. Cash flows are enhanced through extending the useful life of the asset or otherwise altering its structural state to be more marketable. Refurbishment costs are capitalized and depreciated over the remaining / extended useful life of the equipment. For the years ended December 31, 2015 and 2014, we refurbished 2,122 and 549 chassis, respectively.

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

Our customers

        Our customer base includes more than 4,100 companies and is comprised of some of the leading shipping lines, Class I railroads U.S. intermodal transportation companies and motor carriers. Our customer base is diversified with our 10 largest customers accounting for 41% of our total revenue in 2015, with the single largest customer accounting for less than 7%. In the marine market, we have an extensive history with our shipping line customers, in many cases spanning over 30 years, with strong relationships at senior levels of management. Over the past several years, many of our shipping line customers have decided to transition from providing or managing chassis as part of their ongoing operations. As a result of the transition to what is called "the motor carrier model", as of December 31, 2015, we had over 4,900 motor carriers in varying stages of registration in our TRAC Connect program, which is designed as the interface with our motor carrier customers. In the domestic market, we have exclusive arrangements with five of the seven major Class I railroads that carry freight in the U.S., and long-term chassis pool supply arrangements with many of the largest intermodal logistics companies. However, we have been advised by one of the Class I railroads that they intend to terminate the exclusive nature of their agreement with us at some point in 2016. We are currently in negotiations with this Class 1 railroad about an alternative non-exclusive agreement with us. In 2012, one of the world's largest providers of U.S. and international package delivery services entered the domestic intermodal market and became a customer of our domestic pool. We believe that this decision by one of the world's largest transportation companies to access domestic intermodal transportation provides meaningful support for continued growth in the future. We have also begun to focus on penetrating a new customer base, the beneficial cargo owner ("BCO's"). BCO's are the importers of record that takes physical possession of the goods at the destination. Large retail outlets are often BCO's. In the motor carrier model, the shipping line may no longer be responsible for chassis provisioning and certain BCO's will want to assume responsibility for that procurement. TRAC believes that the BCO customer base represents significant growth opportunities and will pursue them as appropriate.

Competition

        In the last thirteen years there has been a consolidation in the chassis leasing business, reducing four major players to three: TRAC Intermodal, FLEXI-VAN and DCLI. We believe we are the largest intermodal chassis solutions provider, measured by total assets, for domestic and international transportation companies in North America. We have an estimated market share of 50% among the top three chassis leasing providers as of December 31, 2015. Our closest competitor has a market share of approximately 27% according to our estimates. We believe that our significant size and broad footprint give us a competitive advantage by being able to address our customers' comprehensive chassis demand across the United States. The size of our fleet, with a replacement value of $3.4 billion, and scope of our operations, also allow us to satisfy our customers' chassis demand during peak seasons or surge periods and creates a significant barrier to entry. Nonetheless, the chassis leasing industry remains highly competitive, with competition based principally on pricing, product quality and availability, lease flexibility and customer service.

        In addition, sometimes chassis fleets are shared between member contributors that have the responsibility to manage or delegate the management of the operation as part of Co-op pools. The largest example of such a third-party Co-op pool in the United States is Consolidated Chassis Management ("CCM"), which controls approximately 140,000 chassis in Co-op pools across the United States. Another example of such a third-party Co-op is the NACPC, a limited liability company comprised of eleven motor carrier members that combined, currently own or lease on long term basis an estimated 8,500 chassis.

        While we believe we have only two significant leasing competitors, we also compete with other domestic leasing companies, intermodal shipping companies (including a logistics company that maintains a proprietary fleet of approximately 79,000 nonstandard specification domestic chassis), banks offering finance leases and promoters of equipment ownership and leasing as an investment as well as with non-intermodal shipping companies, such as motor carriers that provide for the transportation of goods without the use of chassis.

Our chassis suppliers

        Today there are four active manufacturers and remanufacturers of chassis, three in North America (including one in Mexico) and one in China and we have enjoyed long-standing relationships with all of them. A newly manufactured domestic chassis typically cost between $11,000 and $14,000, depending upon specifications and volume discounts; and the price difference between a newly manufactured chassis and a remanufactured chassis is approximately 25%. We primarily utilize the remanufacturing process to recycle our older units, primarily axle sets, and realize the lower cost to generate new units. We do not anticipate that TRAC will order any new chassis in the foreseeable future, although we have refurbished or remanufactured marine chassis in 2015. In the domestic chassis market, which has no chassis supply surplus, we do anticipate a steady volume of remanufacturing over the next several years as demand increases for domestic chassis. Remanufacturing requires expertise in procurement and logistics as well as the availability of the component parts (axles) required to build the remanufactured unit. We believe that most of our customers do not possess either the expertise or component parts to remanufacture chassis which gives us an advantage in the market.

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

        In 2014, we made a decision to implement an ERP solution along with a customized solution for many functional improvements to PoolStat®. As of December 31, 2015, the project will likely span 12-15 months and will be designed to implement the aforementioned improvements and eliminate inefficiencies in our financial and operational systems as they exist today. We estimate the incremental costs of the project to be $20 million to $24 million and will be managed and governed by the executive management of the Company.

Seasonality

        Our business experiences seasonal revenue trends that correlate directly to increases in the importation of goods via intermodal containers and domestic container traffic linked to the movement of goods in anticipation of the year-end holiday season. The "peak" season generally begins in the early third quarter and then begins to slow in the late third quarter and early part of the fourth quarter. This is when our revenues are generally the highest. Although in 2015, we experienced a "flattened" peak with volumes falling off more sharply in the fourth quarter than in prior years. Our operating expenses will move in tandem with the increased volume of container traffic and are also impacted by the warmer weather during the summer months in the mid-western, southern and eastern parts of the United States. We generally experience higher volumes of tire replacement costs during these months. No other significant seasonal trends currently exist in our business.

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

Credit risk

        We have a strong collection history with both top-tier firms and smaller market players throughout economic cycles, which we believe speaks to the essential nature of the chassis in the supply chain. Our credit and collection team consists of highly tenured and experienced staff with strong industry relationships. We maintain detailed customer credit records, and we periodically evaluate maximum exposure limits for each customer. The credit criteria we consider include, but are not limited to, the customer's financial strength, trade route, countries of operation, net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and payment history with us. We have experienced a minimal default rate—only 12 term lease customers during the period 2009-2014—and we were successful in recovering 98% of our chassis under default. For the year ended December 31, 2015, term lease defaults were minimal.

        During the period 2012-2015, we had total aggregate revenue of approximately $2.2 billion with bad debt amounting to 1.3% of revenue. During the period 2009-2011, prior to the shift in billing from the shipping lines to the motor carriers, our bad debts averaged 0.5% of $0.9 billion in aggregate revenues. Under the motor carrier model, the motor carrier and not the shipping line is in many cases the party responsible to pay for the use of our chassis. Typically, motor carrier companies are much smaller than shipping line companies and as a result are often a greater credit risk. Although the per diem rates we charge motor carriers are priced to take account of this increased credit risk, defaults by our customers may increase as we continue to transition to the motor carrier model. See "Risk factors—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk."

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

Employees

        As of December 31, 2015, we employed approximately 660 people, across our operations in North America. We believe that our relations with our employees are very good and employee engagement is high. We are not a party to any collective bargaining agreements.

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

        Demand for leasing our chassis depends largely on the extent of world trade and economic growth, with U.S. consumer demand being the most critical factor affecting such growth. A failure of the U.S. to continue its economic recovery, further delays in economic recovery or a further deterioration of economic conditions in the U.S. and the European Union would result in a reduction in world trade volume and in demand by shipping lines, railroads and motor carriers for leased equipment. Emerging markets, particularly China, have experienced an economic slowdown, which may further result in reduced exports and therefore lower demand for leasing our chassis. Such downturns or recessions can negatively affect our operating results because during economic downturns or periods of reduced trade, shipping lines, railroads and motor carriers tend to lease chassis only at reduced rates or lease fewer chassis because, for example, they shift away from intermodal transport toward other forms of transportation for their goods. Thus, if the volume of world trade does not continue to recover or decreases or if the economy of the United States, the European Union or other consumer oriented countries does not continue to recover or slows down, this would adversely affect our utilization rates and per diem rates, which, in turn, would lead to reduced revenue, reduced capital investment, increased operating expenses (such as storage and repositioning) and reduced financial performance. A decline in world trade (including a decrease in exports from China) or a slow-down in the economy of the United States, the European Union or other consumer oriented countries may also adversely affect our customers, which could lead to defaults by our customers and the early termination of their leases. We cannot predict whether, or when, such downturns will occur.

        Other general factors affecting demand, utilization rates and per diem rates for leased chassis include the following:

  •
  prices of new, remanufactured and used chassis;

  •
  the availability and terms of equipment leasing and financing for chassis;

  •
  fluctuations in interest rates and foreign currency values, each of which can affect global consumer demand;

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

        We incur significant costs in operating our business, including the cost of maintaining and repairing our chassis. Although our term and direct finance lease products generally require the lessees to pay for the chassis' maintenance and repair while they are on lease to them, we remain responsible for the cost of repairing ordinary wear and tear items when the chassis under term leases are returned to us. In addition, we are responsible for the systematic inspection, repair and maintenance of the chassis in our chassis pool fleet. For the twelve months ended December 31, 2015, maintenance and repair costs accounted for 74.7% of our total operating expenses. As the number of chassis in our chassis pools increases and our fleet ages, we may experience an increase in maintenance and repair costs. These costs may also increase due to increases in labor rates and in the cost of parts and materials as well as due to changes in labor practices (such as mandatory roadability inspections by union labor at certain terminals). See "—Our business may be adversely affected if we are forced to pay fees and other charges related to services performed at the host locations at which we operate our chassis pools". We may also experience increased costs due to our obligation to comply with the laws, rules and regulations governing the operating condition of our chassis, including those of the U.S. Department of Transportation's ("USDOT") Federal Motor Carrier Safety Administration ("FMCSA"). In addition, our ability to limit our operating costs depends on our effective management of the performance of our maintenance and repair vendors. If we are unable to effectively manage such vendors, or pass any maintenance and repair cost increases along to our customers, our business could be negatively impacted.

Our business may be adversely affected if we are forced to pay fees and other charges related to services performed at the host locations at which we operate our chassis pools.

        We are often responsible for the systematic inspection, repair and maintenance of the chassis in our chassis pool fleet. As the number of chassis in our chassis pools increases and our fleet ages, we may experience an increase in inspection, maintenance and repair costs. These costs may also increase if additional requirements to pay fees and costs related to inspections, repair and maintenance are imposed on us. A recent agreement reached between the Pacific Maritime Association ("PMA") and the International Longshore and Warehouse Union ("ILWU") provides for mandatory roadability inspections (subject to limited exceptions) of all chassis before they leave any of the West Coast terminals where the ILWU has jurisdiction (the "ILWU Roadability Program"). We have recently received invoices and payment demands from some host locations related to the ILWU Roadability Program. Such host locations have asked us to pay an inspection fee for each chassis that leaves such location.

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

        We generate revenues primarily from lease payments by our customers for our chassis. Inherent in the nature of the leases and other rental arrangements we have with our customers is the risk that once a lease or rental arrangement is consummated, we may not receive, or may experience a delay in realizing, all of the compensation and other amounts to be paid in respect of the chassis subject to that lease or rental arrangement, particularly with respect to our motor carrier customers. Although we experienced small increases in provisions for doubtful accounts as a result of the motor carrier customers' increased credit risk such increases have moderated in recent months. See "—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk." We attempt to mitigate this risk by requesting that our customers provide us with detailed financial information regarding their operations and, where such information is not provided, by relying on reports from credit agencies and other available credit information and, in some cases, by requiring deposits. However, there can be no assurance that they can or will fulfill their obligations under the contracts we enter into with them. Our customers could encounter financial difficulties, or otherwise have difficulty making payments to us when due as a result of any number of factors which may be out of our control and which we may be unable to anticipate. If one or more of our largest customers or a sufficient number of our customers were to default, it could have a material adverse effect on our results of operations. See "—The inability of one or more of our customers to meet their obligations to us or a decrease in customer creditworthiness may adversely affect our business, financial condition and results of operations."

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

        In addition, our ABL Facility (as defined herein) requires us to identify the chassis leased by a defaulting customer and to reclassify such chassis (or the book value thereof) as ineligible for the purpose of serving as security for the underlying indebtedness. In certain cases, this may require us to repay a portion of the affected indebtedness sooner than anticipated.

The inability of one or more of our customers to meet their obligations to us or a decrease in customer creditworthiness may adversely affect our business, financial condition and results of operations.

        Our top 10 customers accounted for approximately 41%, 45%, and 52% of our total revenues in 2015, 2014 and 2013, respectively. The concentration of customers may impact our overall financial results since these entities may be similarly affected by changes in economic or other conditions. A significant reduction in utilization by one of these customers or the loss of one of our top customers could adversely affect our business, financial condition and results of operations.

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

        Over the past several years, nearly every major shipping line serving the United States has implemented a new business model known as the "motor carrier model." Under the motor carrier model, the shipping lines no longer provide chassis to their customers as part of their transportation service, thereby shifting the responsibility for providing chassis to the motor carriers that haul the chassis and containers. We have already transitioned a majority of our shipping line customers to the motor carrier model in various geographic areas across the country. We intend to continue to use this transition as an opportunity to differentiate and grow our business. If we encounter unforeseen expenses, difficulties, complications or delays in connection with our operations under the motor carrier model, such as motor carriers deciding to enter into chassis pooling arrangements like the North

American Chassis Pool Cooperative (the "NACPC") with other motor carriers, rather than obtaining chassis from us, or if our shipping line customers consolidate operations and thereby require fewer chassis, we may not be able to grow our business as rapidly as anticipated or at all and our results of operations may be adversely affected. See "—We operate in a highly competitive and dynamic industry, which may adversely affect our results of operations or our ability to expand our business" and "—Our future business prospects could be adversely affected by consolidation within the container shipping industry."

        In addition, under the motor carrier model, the motor carrier and not the shipping line is in many cases the party responsible to pay for the use of our chassis. Typically, motor carrier companies are much smaller than shipping line companies and as a result are often a greater credit risk. Although the per diem rates we charge motor carriers are priced to take account of this increased credit risk, our provision for doubtful accounts has increased from an average of 0.5% of aggregate revenue from 2009-2011 to 1.3% of aggregate revenue for the period from January 1, 2012 to December 31, 2015. An increase in doubtful accounts may continue as a result of the transition to the motor carrier model.

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

        Lastly, procedures for preventing use of our chassis by unauthorized motor carriers ("gate control procedures") may be inadequate at certain terminals. An unauthorized motor carrier is a motor carrier that has not accepted the terms of our rental agreement and/or met our credit and insurance requirements. Within the context of the motor carrier model, where in many instances we may no longer look to the shipping line for fulfillment of any of the usual payment, indemnity or insurance obligations, such inadequate gate control procedures may enhance the risks related to collection (for which we attempt to compensate by billing unauthorized motor carriers at significantly higher rates than we bill authorized motor carriers), recovery of our chassis and exposure to third-party claims. If our efforts to work with these terminals to enhance their gate control procedures fail, the risks associated with unauthorized motor carrier use at such terminals may adversely affect our business, financial condition and results of operations.

We have expanded our business by providing logistics services related to drayage which may subject us to business and financial risk.

        We formed a new entity in 2013, TRAC Logistics LLC, d/b/a TRAC Transportation ("TRAC Logistics"), which will broker drayage services on behalf of third parties and has begun to reposition our chassis in certain geographic locations throughout the United States. As TRAC Logistics will be performing certain services that we have not previously performed, there are risks that this business may not be successfully managed and/or that it may encounter unforeseen expenses, difficulties, complications and delays frequently encountered in connection with starting a new business line. If this were to occur, it could impair our growth and require us to provide oversight and dedicate resources to these businesses rather than to other profitable areas.

We also intend to expand our business by establishing various service centers and mobile service units, which may subject us to business and financial risk.

        During 2013 and 2014, we opened three additional service centers to add to our Woodbridge, New Jersey facility, which was already in operation. These additional service centers are located in Chicago,

Illinois; Los Angeles, California; and Seattle, Washington. Moreover, in 2015 we signed leases for three more service centers located in Jacksonville, Florida, Houston, Texas and Oakland, California. These service centers will be operational in the first quarter of 2016. We anticipate that service centers will allow us to, among other things, store our chassis and axles on property that we lease which we believe will give us better control over certain of our assets and ultimately allow us to save on the storage fees we currently pay to third parties. We have also begun a pilot program in Chicago utilizing mobile service units to provide roadside service on our chassis leased by our lessees. Additionally, we have recently closed on a transaction involving the acquisition of an emergency road service company based in Kentucky. We will use these mobile service units along with our service center locations to perform maintenance and repair on our chassis instead of paying third parties to perform such maintenance and repair services. We believe that performing such maintenance and repair services ourselves will also result in cost savings. As we do not have significant experience in operating service centers or mobile service units, there are risks that we may not be able to successfully manage such service centers or mobile service units and/or that we may encounter unforeseen expenses, difficulties, complications and delays frequently encountered in connection with undertaking new initiatives. If this were to occur, we may not realize the cost savings we expect from the operation of the service centers and mobile service units and as a result, our business could be adversely impacted.

        In addition, we will lease the land and buildings necessary to operate our service centers. Such properties are typically located in heavily industrial areas that potentially contain pollutants or other hazardous materials in the soil and/or groundwater. It is also possible that as a result of the activities conducted at the service centers, certain pollutants or other hazardous materials may be released into the soil and/or groundwater. While we maintain pollution insurance that covers certain types of environmental liabilities and the landlords from whom we lease these properties typically indemnify us, at a minimum, against environmental liabilities that existed prior to our occupying these sites, such insurance and indemnities may not cover, or be sufficient to protect us against, losses from all environmental damage. See "—Environmental liability may adversely affect our business and financial situation."

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

        As of December 31, 2015, we had approximately $1.08 billion aggregate principal amount of indebtedness outstanding, which represents approximately 58.5% of our total capitalization. Our substantial indebtedness could have important consequences, including:

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

        We may be able to incur substantial additional indebtedness in the future. Although our ABL Facility and our indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. Further, as of December 31, 2015, we have drawn $867.0 million under the ABL Facility.

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

        In addition, the ABL Facility requires us to comply with certain financial covenants, including a minimum fixed charge coverage ratio of 1.00 to 1.00, subject to exceptions and limitations, and a maximum senior secured leverage ratio, which is currently 5.25 to 1.00, and is scheduled to decrease until the maturity date of the ABL Facility. As of December 31, 2015, our fixed charge coverage ratio was 3.02 to 1.00 and our senior secured leverage ratio was 4.10 to 1.00. In the future, there is a risk that we could not be in compliance with our financial covenants.

        Although as of December 31, 2015, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements, a breach of any of these covenants or covenants contained in future agreements could result in a default under the indenture, the ABL Facility or such future agreements, which could have the effect, if not remedied, of causing an event of default. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the applicable lenders or holders of the debt could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the applicable agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

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

We have incurred net losses in two of the last three years and may not be profitable in the future.

        We incurred net losses of $3.0 million and $29.4 million for the years ended December 31, 2014 and 2013, respectively. While we realized net income of $26.7 million for the year ended December 31, 2015, we cannot make any assurance that we will be profitable in the future. No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Even if we achieve profitability, we may experience significant fluctuations in our revenues and expenses and we may incur net losses from period to period.

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

        We, like other suppliers of leased chassis, are dependent upon decisions by shipping lines, railroads and motor carrier companies to lease rather than buy their equipment. Most of the factors affecting the decisions of our customers to buy or lease are outside our control, such as the cost of new and remanufactured chassis, the availability of financing for chassis, interest rates and foreign currency values. For example, one of our key initiatives to increase our revenue and improve our financial results is to adjust our per diem rates in our marine and domestic pools to appropriately reflect the added value we provide through our chassis management and pool operations. However, we may not be successful in implementing this pricing strategy or retaining our customers following any price increase, and some of our customers may elect to purchase rather than lease chassis at higher rates, all or any of which could adversely affect our business and results of operations. Should one or more of these factors influence our current or prospective customers to buy a larger percentage of the chassis assets they operate, rather than lease these assets from us, our utilization rate would decrease, adversely affecting our results of operations and cash flow.

If our customers continue to shift to chassis pool rentals and continue to transition to the motor carrier model, our long-term lease and direct finance lease products will be adversely affected.

        The accelerating trend over the past several years away from term and direct finance lease products toward chassis pools may negatively impact our long-term and direct finance lease products. From 2006 to 2015, chassis in pools as a percentage of our overall fleet has increased from 29% to 82% and our term lease and direct finance lease fleet has declined from 71% to 18% over the same period. If this trend away from term and direct finance lease products toward pools continues, the predictability and stability of lease renewal rates that we have experienced for our term lease and direct finance lease products may be adversely affected. In addition, the continuing transition to the motor carrier model, where the responsibility for providing chassis is shifted from the shipping lines to the motor carriers, may also cause a decrease in our term lease products since we primarily lease our chassis to motor carriers from our chassis pools and not under term leases. See "—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to considerable business and financial risk."

Our future business prospects could be adversely affected by consolidation within the container shipping industry.

        Although we have increased the number of our chassis that are leased to motor carriers as a result of the motor carrier model, a significant portion of our business continues to be dependent on the leasing of chassis to shipping lines. In the past, there have been several large shipping line acquisitions that have resulted in some consolidation within the intermodal shipping industry, including among some of our customers. This consolidation reduced the number of large shipping lines and also increased the concentration of business in a smaller number of larger customers. Our future business prospects could be adversely affected if the number of shipping lines is further reduced, as this would result in fewer customers that require fewer chassis as a result of the economies of scale and increased operating efficiencies. In this regard, several of our large shipping line customers have recently announced plans to consolidate operations and/or merge in the near future. Due to concentration risk and the resulting impact on credit risk, we might decide to limit the amount of business exposure we have with any single customer if the exposure were deemed unacceptable, which could negatively impact the volume of chassis we lease and the revenues we would otherwise earn if we had leased chassis despite the concentration risk or the previously separate customers had not been combined.

We operate in a highly competitive and dynamic industry, which may adversely affect our results of operations or our ability to expand our business.

        The chassis leasing industry is highly competitive. We compete with other domestic leasing companies, intermodal shipping companies (including a logistics company that maintains a proprietary fleet of approximately 79,000 nonstandard specification domestic chassis), banks offering finance leases and promoters of equipment ownership and leasing as an investment as well as with non-intermodal shipping companies, such as motor carriers, that provide for the transportation of goods without the use of chassis. Some of these competitors have greater financial resources and access to capital than we do. Furthermore, chassis fleets may be shared between member contributors, who have the responsibility to manage or delegate the management of the operation as part of co-operative ("Co-op") chassis pools. For example, the ports in the Los Angeles/Long Beach area (the "LA/LB") have allowed chassis providers to establish and operate a port-wide "pool of pools" involving three independently managed pools in which users of each pool are permitted to use the chassis from the other pools on a free-flow interchange basis. Ports in other parts of the country are reviewing other alternative chassis pool models, including port-wide Co-op chassis pools or "Market Pools". The introduction of a Market Pool into an area where previously we maintained a neutral chassis pool may have the effect of increasing competition. For example, various stakeholders in the New York/New Jersey ports area (where we currently operate our largest neutral pool of marine chassis) are seeking an alternative pool structure and we are currently discussing the formation of a Market Pool to replace our neutral pool in the area. If we form a Market Pool, we would give up some control over the management of our chassis to third parties, which may expose us to unforeseen risks if the third parties take actions that are unfavorable to us. Additionally, because we are working more closely with our competitors in connection with the new Market Pools and other chassis pool structures (such as the pool of pools), we may be exposed to antitrust regulatory risk. Moreover, if the available supply of chassis were to increase significantly as a result of, among other factors, new companies entering the business of leasing or selling chassis, our competitive position could be adversely affected. For example, the Surface Transportation Board of the Department of Transportation has granted permission for the motor carrier members of the NACPC to pool resources to acquire, lease and share chassis. According to its website, the NACPC currently operates a fleet of more than 8,500 chassis in three cooperative pools managed by Consolidated Chassis Management, LLC. New entrants, such as the NACPC, could put significant downward pressure on lease rates and margins and adversely affect our ability to achieve our growth plans. See "Management's Discussion and Analysis—Operations—Competition."

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

        The chassis leasing industry is also dynamic. To remain competitive, we are participating in the LA/LB pool of pools and have incorporated into our business model plans to expand our geographic footprint, increase the number of our service centers, participate in and manage Market Pools, grow our owned and managed marine chassis fleet, grow our domestic intermodal business, and grow our margin through top-line and strict expense control actions. In addition, we anticipate that we will continue our efforts to transition any remaining shipping line customers to the motor carrier model. There is a risk that we will be unable to successfully implement these business strategies in response to changes in industry trends or that they may prove less profitable than anticipated, either of which could negatively impact our results of operations. See "—We intend to pursue acquisition opportunities, which may subject us to considerable business and financial risk.", "—We intend to grow our business by enabling our shipping line customers to transition to the motor carrier model, which may subject us to business and financial risk.", "—We also intend to expand our business by establishing various service centers, which may subject us to business and financial risk."

The loss of our exclusive rights to operate our domestic chassis pools at certain railroad ramps nationwide may adversely affect our business.

        We have exclusive arrangements with five of the seven Class I railroads that carry freight in the United States, allowing us to operate a pool primarily for domestic 53' chassis at many of their railroad ramps for our pool customers. If one or more of these agreements is not renewed or is terminated and we no longer have the exclusive right to operate such pool at the ramps covered by that agreement, our business could be adversely affected. In this regard, we have been advised by one of the Class I railroads that they intend to terminate the exclusive nature of their agreement with us at some point in 2016. We are currently in negotiations with this Class I railroad about an alternative non-exclusive agreement with us.

U.S., Canadian and/or global economic conditions and uncertainty could adversely affect our business, results of operations and financial condition.

        A failure of the global economy and credit markets to continue their recoveries, delays in their recoveries, or a deterioration of economic conditions in the global economy and credit markets could heighten a number of material risks to our business, cash flows and financial condition, as well as our future prospects. Weakness in, and uncertainty about, global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material adverse effect on the demand for goods and international trade which, in turn, could adversely affect the demand for our chassis. These risks may be further exacerbated by adverse foreign currency translations. There could also be a number of follow-on effects from these economic developments and negative economic trends to our business, including customer insolvencies, decreased customer confidence in making long-term leasing decisions, decreased customer demand, decreased customer liquidity due to tightening in the credit markets and decreased customer ability to fulfill their payment obligations.

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

        As of December 31, 2015, we had approximately $41.4 million of scheduled debt maturities during the year ending December 31, 2016. These amounts do not include $93.4 million of other contractual obligations existing as of December 31, 2015 and maturing by December 31, 2016. Although our current projections of cash flows from operations are expected to be sufficient to fund our maturing debt and contractual obligations over the next 12 month period, no assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.

        In addition, we expect to invest substantial funds to acquire new and used chassis and to refurbish and remanufacture chassis, although there can be no assurances as to the timing and amount of such acquisitions. We intend to continue funding asset purchases through cash flows from our operations, collections of principal on direct finance leases, secured and unsecured debt securities and new lines of credit. Although we believe that we will be able to generate or otherwise obtain sufficient capital to support our growth strategy, deterioration in our performance or the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than our current cost and could adversely affect our business, financial condition and results of operation.

We face risks associated with re-leasing chassis after their initial lease.

        Chassis have a useful economic life of approximately 20 years and 22.5 years for domestic and marine chassis, respectively. At the end of their economic life, chassis can be remanufactured, which we believe can extend the economic life by approximately an additional 20 to 22.5 years at a material cash savings compared to the cash required to purchase a new chassis. As our term leases typically provide for a fixed lease term from 1 to 5 years, and our other chassis leasing arrangements are for shorter terms, our chassis are not leased out for their full economic life and we face risks associated with re-leasing chassis after their initial long-term lease at a rate that continues to provide a reasonable economic return. If prevailing chassis lease rates decline significantly between the time a chassis is initially leased out and when its initial long-term lease expires, or if overall demand for chassis declines, we may be unable to earn a sufficient lease rate from the re-leasing of chassis when its initial term lease expires. This could materially adversely impact our results and financial performance.

Certain liens may arise on our equipment.

        Almost all of our leasing equipment assets are currently subject to and will be subject to liens relating to the ABL Facility or certain of our other existing financing arrangements. In the event of a default under any of those arrangements, the lenders thereunder would be permitted to take possession of or sell such leasing equipment assets.

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

        We purchase a substantial amount of our domestic chassis from manufacturers in China and Mexico. In addition, almost all of our marine chassis are equipped with bias ply tires which are manufactured almost exclusively in China. Any changes in the political, economic or financial condition in China or Mexico that increase the market price, limit availability or increase transportation costs of the chassis and/or tires manufactured in either of these countries could adversely affect our ability to maintain our chassis supply. If the costs associated with purchasing or transporting chassis and/or tires from China or from Mexico were to increase for any reason, including potential changes in United States trade policy toward China or Mexico, increased tariffs imposed by the United States or other governments or a significant downturn in the economic situation in China or Mexico, we could be forced to seek alternative sources of chassis and/or tires or to pay more for those chassis and/or tires. Recently, the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC (the "USW") filed petitions with the U.S. International Trade Commission ("USITC") and the U.S. Department of Commerce ("DOC") for the imposition of antidumping ("AD") and countervailing duty orders ("CVD") on truck, bus and trailer tires ("BTT Tires") manufactured in China and imported into the U.S. The investigations cover the bias ply and radial tires we use on our chassis. If there is a finding that the BTT Tires manufactured in China are being sold in the U.S. for amounts at less than fair value and/or that the Chinese government is subsidizing the manufacturing costs of the BTT Tires being exported and that such actions are causing material injury or threaten material injury to an industry in the U.S., the DOC will impose remedial AD and/or CVD duties on the subject BTT Tires imported from China. These duties would force us to obtain tires from other sources or otherwise pay the increased cost for the Chinese imports. In either event, such an outcome could substantially increase our operating costs. See "—The international nature of the industry exposes us to numerous risks".

Storage space for chassis may become limited, thereby increasing depot costs for the storage of chassis.

        Land in and around many port terminals and railroad ramps is limited, and nearby depot space has become difficult to find and more costly with limited space and fewer depots in the area. In addition, local communities in port areas and railroad yards may impose regulations that prohibit the storage of chassis near their communities, further limiting the availability of storage facilities and increasing the cost of storage, repairs, and transportation charges relating to the use of our chassis. In addition, depots in prime locations may become filled to capacity based on market conditions and may refuse additional redeliveries due to space constraints. Any of these developments could require us to enter into higher cost storage agreements with depot operators in order to accommodate our customers' redelivery requirements and could result in increased costs and expenses for us.

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

Strikes, work stoppages or slowdowns by draymen, truckers, longshoremen and/or railroad workers could adversely affect our business and results of operations.

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

        The new Master Contract between the ILA and USMA requires any purchaser of chassis from a shipping line to agree to continue to hire ILA labor to perform maintenance and repair work on such chassis following the sale and until September 30, 2018. In addition, industry sources indicate a parallel provision in the NY/NJ Metro Maintenance Contracts Agreement. Several customers bound by the Master Contract have already required a clause in their agreements with us to use ILA labor to perform maintenance and repair work on chassis. Because union labor is typically more expensive than non-union labor, and we purchase chassis from a shipping line that is bound by the Master Contract, it could result in our paying higher maintenance and repair costs on the chassis we purchase than we would otherwise pay if non-union labor were used.

        Most recently, uncertainty over the labor situation at the West Coast ports developed in connection with the negotiations between the Pacific Maritime Association ("PMA") and the International Longshore and Warehouse Union ("ILWU") regarding the renewal of the Pacific Coast Longshore Contract (the "PCL Contract"), which had expired as of June 30, 2014. While ultimately no strike occurred, in mid-February 2015 the PMA curtailed loading and unloading on nights, weekend and holidays, halting vessel operations over the Presidents' Day weekend and limiting workers' ability to earn premium pay. Tactics such as these, as well as other causes, resulted in freight backups during the period of negotiation, especially in Long Beach and Los Angeles, which caused disruptions to supply chains across the country.

        Any future strikes, work stoppages or slowdowns by the ILA, ILWU, or any other longshoremen or railroad workers in the United States, Canada or anywhere else that our customers' freight travels, could adversely affect our business and results of operations to the extent such strikes, work stoppages or slowdowns affect the ability of our customers to conduct their operations.

If our relationship with our employees were to deteriorate, we may be faced with unionization efforts, labor shortages, disruptions, stoppages, or slowdowns which could adversely affect our business and increase our operating costs or constrain our operating flexibility.

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

        The cost of certain insurance policies may become prohibitively expensive for us and for our lessees, depots and maintenance and repair and repositioning vendors, or such insurance policies may not continue to be available to us or them at all. Also, if the cost of certain other policies increases, we may be forced to pay such increases if the policies are of the type that we are required to maintain under the terms of our financing agreements. For example, in the past the premiums on one of our insurance policies increased with regard to accidents involving those chassis for which we serve as IEP. Those premiums also increased to cover us against claims arising from the motor carriers' use of our chassis under the motor carrier model, in part because we only require the motor carriers to maintain $1.0 million of insurance against such risks, instead of the $2.0 million of such coverage we typically require of our shipping line customers. Certain other types of insurance that we have maintained from time to time, such as insurance to cover the cost of recovering our chassis in the event of a default by a lessee, have been particularly susceptible to rate increases, less favorable terms and have even been unavailable in the insurance market at times in the past. In fact, because of an increase in rates for default insurance with less favorable terms, we decided not to renew our default policy when it expired in October 2015. Not carrying such insurance may increase our exposure to defaults by our customers. In addition, for the past several years, credit insurance, which covers our lessee's non-payment of leases that are owed prior to our declaring a default of the lease, has been difficult to obtain in the insurance market for our fleet and we currently do not maintain this type of insurance coverage.

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

        Commencing January 1, 2015, we have been using a combination of insurance and self-insurance to provide for potential liabilities for employee health care benefits. Management estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability.

        Our liability for health care benefits is capped at $150,000 per covered person and 125% of our expected claims in the aggregate for all covered persons pursuant to a stop-loss policy of insurance we obtained from Sun Life Assurance of Canada (the "Sun Life Policy"). The cap on aggregate liability is recalculated under the Sun Life Policy each month, based in part on the number of persons then covered under our medical benefits plan. In the event we pay medical benefits in excess of the then current cap on aggregate liability, the maximum benefit payable to us under the Sun Life Policy is $1.0 million. Although we have minimized our exposure on individual claims, for the benefit of cost savings, we have accepted the risk of an unusual amount of independent multiple material claims arising, which could have a significant impact on our results of operations.

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

        We have established administrative and operating controls which we believe meet the requirements of the Roadability Regulations applicable to us as an IEP. However, in connection with two audits at two of our chassis pools by the FMCSA, the FMCSA put us on notice of certain violations of the Roadability Regulations. Only one of these violations—the company's failure to inspect intermodal equipment in violation of 49 C.F.R. 369.17(a)—was identified as "critical" by the FMCSA. No fines, penalties or other sanctions have been assessed against us as a result of this violation, and none are expected at this time. We believe that we have appropriately addressed this and the other violations assessed by the FMCSA in its audits (none of the other violations were identified by the FMCSA as "acute", "critical" or "serious" within the meaning of the Roadability Regulations) and to date, have received no further communication from the FMCSA in connection with either audit. Though no fines or sanctions have been imposed in connection with these audits, we are unable to predict whether future enforcement efforts by the FMCSA will result in the imposition of any significant fines or sanctions, which sanctions could include prohibiting us from leasing chassis from one or more of our chassis pools.

Environmental liability may adversely affect our business and financial situation.

        We are subject to federal, state and local laws and regulations relating to the protection of the environment. We could incur substantial costs, including cleanup costs, fines and third-party claims for property damage and personal injury, as a result of violations of or liabilities under environmental laws and regulations in connection with both our current, historical or future chassis leasing operations as well as our current and future service center operations. Moreover, environmental laws are subject to frequent change and have tended to become more stringent over time. As a result, additional environmental laws and regulations may be adopted which could limit our ability to conduct business or increase the cost of our doing business, which may have a materially negative impact on our business, results of operation and financial condition. While we maintain pollution insurance with respect to our chassis leasing operations, and typically require lessees to indemnify us against certain losses, such insurance and indemnities may not cover, or be sufficient to protect us against, losses arising from environmental damage. Similarly, while we obtain and maintain pollution insurance that covers certain types of environmental liabilities with respect to our service center operations and typically require the landlords from whom we lease these properties to indemnify us, at a minimum, against environmental liabilities that existed prior to our occupying these sites, such insurance and indemnities may not cover, or be sufficient to protect us against, all losses from environmental damage.

We rely on our information technology systems to conduct our business. If these systems fail to adequately function, or if we experience an interruption in their operation, our business and financial results could be adversely affected.

        The efficient operation of our business is highly dependent on equipment tracking and billing systems. We rely on such systems to track transactions, such as chassis pick-ups and drop-offs, repairs, and to bill our customers for the use of and damage to our equipment. For example, our proprietary PoolStat® chassis management software is critical to our ability to effectively manage chassis on behalf of our customers. The information our systems provide also assists us in our day-to-day business decisions so that we may efficiently manage our lease portfolio and improve customer service. While we maintain back-up systems, the failure of our information technology systems to perform as we anticipate could disrupt our business and results of operation and cause our relationships with our customers to suffer. In addition, while we have taken precautionary measures and have implemented contingency plans, our systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could negatively affect our business.

        We are in the process of implementing a new ERP system and other new applications scheduled to be in use by the first or second quarter of 2017. This system is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records and provide important information to our business team. We may experience periodic or prolonged disruption of our IT infrastructure arising out of the conversion to the new ERP system, general use of such system, periodic upgrades and updates or external factors outside of our control. Any such disruption could adversely affect our ability to complete essential business processes. If we encounter unforeseen problems with regard to our new ERP system, our business, operations and financial condition could be adversely affected.

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

        As an "emerging growth company" under the JOBS Act, we are permitted to, and do, rely on exemptions from certain disclosure requirements. We are an "emerging growth company" until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a "large accelerated filer" as defined under the federal securities laws. For so long as we remain an "emerging growth company", we will not be required to: comply with any requirement that may be adopted by the Public Company Accounting Oversight Board ("PCAOB") regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (auditor discussion and analysis); and submit certain executive compensation matters to member advisory votes, such as "say on pay" and "say on pay frequency". Although we intend to rely on the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies. In addition, as our business grows, we may no longer satisfy the conditions of an "emerging growth company".

We may enter into transactions with members of our management, our members or shareholders and their respective affiliates that may involve inherent, potential or perceived conflicts of interest.

        We may, in the future, enter into transactions with members of management, our members or shareholders and their respective affiliates. Some of these relationships and transactions may involve inherent, potential or perceived conflicts of interest. In certain instances, the terms of these transactions may be more or less favorable to us than the terms that we would have obtained through arm's length negotiations. See Note 15 "Related Party Transactions" to our Consolidated Financial Statements. The interests of our management, members or shareholders and their respective affiliates may not always coincide with our interests. As a result, risks in transactions may be taken that adversely affect us, but may enhance the investment of the members of management, our members or shareholders and their respective affiliates.

        In addition, our parent, Seacastle directly, and the investment funds managed by an affiliate of Fortress, own substantially all of our membership interests, and are therefore able to control our business direction and policies, including acquisitions and consolidation with third parties and the sale of all or substantially all of our assets. If Seacastle or Fortress or any of their officers, directors, employees or affiliates acquire knowledge of a potential transaction that could be a corporate opportunity, they have no duty to offer such corporate opportunity to us, our stockholders or our affiliates. Consequently, circumstances may arise in which the interests of Seacastle or Fortress could conflict with our interests and Seacastle, Fortress or their affiliates may pursue transactions that enhance their equity, even though the transaction may not positively affect our business.

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

  •
  higher interest rates or unfavorable foreign currency exchange rates;

  •
  requirements relating to withholding taxes on remittances and other payments by subsidiaries;

  •
  labor or other disruptions at key ports or railroad ramps;

  •
  difficulty in staffing and managing widespread operations;

  •
  restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions; and

  •
  compliance with applicable anti-corruption laws

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

        We may not be able to successfully manage additional chassis or acquired businesses or increase our cash flows from these operations. If we are unable to successfully implement our joint venture and acquisition strategy or address the risks associated with joint ventures and acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than on other profitable areas. We anticipate that we may finance acquisitions through cash provided by operating activities, borrowings under our credit facilities and other indebtedness, or a combination of both, all of which would reduce our cash available for other purposes, including the repayment of indebtedness.

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

        Interest rate derivatives involve counterparty credit risk. As of December 31, 2015, we had one interest rate derivative. This derivative is held with a counter party with a credit rating of Baa1 by Moody's. In February, 2016, we entered into three additional interest rate derivatives, two with our existing counterparty and one with a new counterparty rated A3 by Moody's. Although we do not anticipate that this counterparty will fail to meet its obligations, if this counterparty cannot meet its obligations, we will bear the resulting losses. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate the counterparty, and/or maintain their current rating. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of the counterparty will have on its ability to meet its obligations. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

A new standard for lease accounting has been issued, but we are unable to predict the impact of such standard at this time.

        On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued its final lease standard Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

        Currently, management is unable to assess the impact the adoption of the new accounting standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, could change, we do not believe the new accounting standard will change the fundamental economic reasons for which our customers lease chassis. However, since the changes to lease accounting under the new accounting standard no longer permit "off-balance sheet" presentation by lessees under an operating lease, there will be little difference between the accounting treatment of asset ownership versus asset leasing. As a result, lessees may elect to purchase chassis instead of leasing them, which may have an adverse effect on our business.

Adverse changes in U.S. tax rules may adversely affect us.

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

        Also, our net deferred tax liability balance includes a deferred tax asset for U.S. federal and various state taxes resulting from net operating loss carry forwards ("NOLs"). A reduction to our future earnings, which will lower taxable income, may require us to record an additional charge against earnings in the form of a valuation allowance, if it is determined that it is more-likely-than-not that some or all of the loss carry forwards will not be realized.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.    PROPERTIES

        At December 31, 2015, we are headquartered in an office building in Princeton, New Jersey, where we lease 82,283 square feet of office space and where we employ 378 people. Additionally, we lease 24 other small offices in 13 states in the United States where the remainder of our staff is located.

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

	Year ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Total revenues	$691,424	$626,988	$515,244	$414,593	$339,344
Direct operating expenses	377,715	333,135	289,767	214,125	172,075
Selling, general and administrative expenses	91,279	84,346	58,031	46,038	40,942
Depreciation expense	72,128	72,114	71,791	66,052	64,391
(Recovery) provision for doubtful accounts	(258)	14,007	11,369	4,137	3,954
Impairment of leasing equipment	7,277	5,855	5,857	6,506	1,544
Early retirement of leasing equipment	—	37,766	—	—	—
Loss on modification and extinguishment of debt and capital lease obligations	19,852	315	904	8,850	733
Interest expense	80,246	86,837	91,085	75,102	65,835
Interest income	(19)	(61)	(287)	(143)	(633)
Other income, net(1)	(1,394)	(925)	(2,074)	(809)	(1,535)

Total expenses	646,826	633,389	526,443	419,858	347,306

Income (loss) before provision (benefit) for income taxes	44,598	(6,401)	(11,199)	(5,265)	(7,962)
Provision (benefit) for income taxes(2)	17,880	(3,445)	18,154	(2,175)	(4,054)

Net income (loss)	$26,718	$(2,956)	$(29,353)	$(3,090)	$(3,908)

	As of December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,161	$4,256	$11,843	$26,556	$29,005
Accounts receivable, net of allowance	110,662	135,076	113,138	80,620	57,647
Net investment in direct finance leases	12,797	16,215	25,026	40,729	54,776
Leasing equipment, net of accumulated depreciation	1,435,978	1,436,909	1,394,088	1,325,383	1,292,660
Total assets	1,847,496	1,864,762	1,816,577	1,739,117	1,702,621
Deferred income taxes, net	127,580	102,467	99,331	73,569	76,112
Total debt and capital lease obligations	1,080,679	1,164,222	1,164,137	1,108,397	976,643
Total liabilities	1,278,842	1,334,364	1,292,919	1,200,210	1,161,978
Total member's interest	568,654	530,398	523,658	538,907	540,643

	Year ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Consolidated Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$181,335	$138,549	$66,756	$(8,271)	$32,532
Capital expenditures gross(3)	92,277	154,375	145,338	103,577	108,226

	Year ended December 31,
	2015	2014	2013	2012	2011
Selected Fleet Data:
Active fleet(4)	278,093	276,038	276,516	269,388	250,268
Operating Utilization(5)	94.5%	95.4%	92.3%	92.1%	89.6%

(1)
Primarily represents (gain) loss from sale of equipment.

(2)
2013 includes non-cash tax expense of $22,105 related to a $56,120 gain recognized solely for tax purposes related to a distribution of stock in a related company. See Note 10 to our Consolidated Financial Statements.

(3)
2011 includes equipment purchased with funds provided by capital leases.

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

Overview

        We believe we are the largest intermodal chassis solutions provider, measured by total assets, for domestic and international transportation companies in North America. Our principal business is providing marine and domestic chassis on both long and short-term leases or rental agreements to a diversified customer base including the world's leading shipping lines, Class I railroads, major U.S. intermodal transportation companies and motor carriers.

        Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of December 31, 2015, we owned, leased-in or managed a fleet of 311,375 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.45 billion.

        We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

  •
  Marine Market segment—primarily serving shipping lines and motor carriers with 20', 40' and 45' foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2015, our active fleet included 197,616 marine chassis.

  •
  Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53' chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2015, our active fleet included 80,477 domestic chassis.

        As of December 31, 2015, approximately 17%, 1%, and 82% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively. As of December 31, 2015, 23% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $140.4 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.

        The table below summarizes our total fleet by type of lease as of December 31, 2015:

	Units		Net book value
Total fleet by lease type	# of units	% of total	$ in millions	% of total	Average age (in years)	% of On-hire fleet
Term lease	44,284	14	$221.1	15	13.7	17
Direct finance lease	3,794	1	12.8	1	10.5	1
Marine chassis pool	147,285	47	602.4	42	14.9	56
Domestic chassis pool	67,407	22	463.1	32	8.2	26

On-hire fleet	262,770	84	1,299.4	90	13.1	100

Available fleet	15,323	5	64.7	4	16.0

Active fleet	278,093	89	1,364.1	94	13.3

Units available for remanufacture	33,282	11	84.7	6

Total fleet	311,375	100	$1,448.8	100

Term lease products

        Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership and bear the risk of re-leasing the asset upon expiration of the lease. Our term lease renewal rate for the year ended December 31, 2015 approximated 83%. During 2015, several of our lessees have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases. If we include these rentals, the renewal rate for the year ended December 31, 2015 would be approximately 87%.

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

Chassis pools

        We operate and maintain domestic and marine chassis pools. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Additionally, we are a contributor to several cooperative pools. In a cooperative ("co-op") pool model, several chassis owners contribute chassis into a single pool for users. Contributors must contribute a number of chassis proportionate to that of their customer usage. An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis. Costs of the pool are charged back to the contributors in one of several allocation basis, either by total number of chassis contributed or by number of chassis actually used. Customers generally enter into pool user agreements for a period of one to three years and may be subject to subscription levels for minimum chassis usage. As of December 31, 2015, 23% of chassis pool revenue was generated by such minimum usage arrangements. Multi-year agreements typically contain annual pricing reset features.

Marine chassis pools

        We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and the Pacific Southwest using marine 20', 40' and 45' chassis. As of December 31, 2015, we owned 133,077 chassis and managed 14,208 chassis owned and contributed by shipping lines for a total of 147,285 chassis engaged in providing this service. The net book value of our owned marine pool units amounted to $602.4 million as of December 31, 2015. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the year ended December 31, 2015, approximately 2% of marine chassis pool revenue was generated under subscription arrangements, down from 4% in 2014 due to the mix of revenue.

Domestic chassis pools

        We also operate pools for domestic 53' chassis at railroad ramps throughout the United States. As of December 31, 2015, we had 67,407 chassis, including 7,845 chassis that we lease-in, engaged in providing this service. The net book value of the domestic pool chassis that we own totaled $463.1 million, as of December 31, 2015. In 2015 we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. However, we have been advised by one of the Class I railroads that they intend to terminate the exclusive nature of their agreement with us at some point in 2016. We are currently in negotiations with this Class 1 railroad about an alternative non-exclusive agreement with us. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies and railroads that operate standard-size domestic intermodal equipment. Large portions of our domestic chassis are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length. For the year ended December 31, 2015, approximately 50% of domestic chassis pool revenue was generated under subscription arrangements, down from 61% in 2014 as a large logistics customer now pays for chassis as they are used.

Other revenue

        Other revenue is derived from three primary sources: maintenance and repair service revenue, repositioning revenue and management services revenue.

Primary operating performance metrics

        Revenue growth for our business is driven by the size of our fleet, utilization of our equipment and average lease rates. We plan to grow our fleet by investing in new, used and remanufactured chassis. Our utilization rates are determined by the percentage of our total fleet that is on-hire, excluding chassis awaiting the remanufacture process. Typically, pooled chassis are in use by a customer between 70% and 90% of the time depending upon seasonality. However, to the extent our equipment is either assigned to chassis pools or managed by a third party, the equipment is considered fully utilized since it is not available for us to lease regardless of whether all of the units are generating income. The increase in utilization rates is, in part, due to the fact that as we grow our pools and allocate more chassis to pools, such assets are considered fully utilized and, therefore, increase our utilization rate. As of December 31, 2015 and 2014, our utilization rates were 94.5% and 95.4%, respectively.

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

Seasonality

        Our business experiences seasonal revenue trends that correlate directly to increases in the importation of goods via intermodal containers and domestic container traffic linked to the movement of goods in anticipation of the year-end holiday season. The "peak" season generally begins in the early third quarter and then begins to slow in the late third quarter and early part of the fourth quarter. This is when our revenues are generally the highest. Although in 2015, we experienced a "flattened" peak with volumes falling off more sharply in the fourth quarter than in prior years. Our operating expenses will move in tandem with the increased volume of container traffic and are also impacted by the warmer weather during the summer months in the mid-western, southern and eastern parts of the United States. We generally experience higher volumes of tire replacement costs during these months. No other significant seasonal trends currently exist in our business.

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

        Remanufacture / Refurbishment of Leasing Equipment.    Older chassis can generally be remanufactured at the end of their useful life to provide 20 or more additional years of service rather than be replaced by new equipment. Remanufacturing provides a material cash savings compared to the cost of purchasing a new chassis. In addition to the cost savings, an additional benefit is that an older chassis can be remanufactured into any size unit, which provides excellent flexibility to meet demands of different equipment types as the market changes. Remanufacturing costs are capitalized and depreciated over the new useful life of the equipment.

        Alternatively, chassis meeting certain age and condition criteria can be refurbished. Refurbishments reflect improvements that go beyond preventive maintenance and normal repairs, thus serving to increase the cash flow generating capability of the refurbished asset. Cash flows are enhanced through extending the useful life of the asset or otherwise altering its structural state to be more marketable. Refurbishment costs are capitalized and depreciated over the remaining / extended useful life of the equipment.

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

Capitalized Software

        In accordance with FASB ASC Topic 350-40 "Internal Use Software", we capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Determining the various stages of software development requires effective project management oversight and judgment. While we believe that our basis for determining the completion of various project stages is reasonable, if the project is delayed or if certain development efforts are unsuccessful, write off of previously capitalize amounts may be required. Capitalized software costs are included in Other assets in the Consolidated Balance Sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, approximately 7 years.

Goodwill

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC, goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such review is subjective and relies upon the collective insight and experience of the senior management team. Management has determined that there are two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance has been assigned to these two reporting units using a relative fair value allocation approach. As of December 31, 2015, there was no impairment of goodwill for either segment.

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

Provision for doubtful accounts

        Beginning in 2011 and continuing through 2015, certain of our shipping line customers migrated away from providing chassis as an integral part of their transportation-related services. As a result, we are providing a greater number of chassis directly to motor carriers who represent a higher credit risk than our traditional customer base that generally consists of larger companies with greater liquidity and resources. Notwithstanding this change, our methodology for assessing the adequacy of the provision for doubtful accounts has not changed significantly.

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

Recently adopted and recently issued accounting standards

Adopted in 2015

        In April 2014, the FASB issued authoritative guidance on accounting for Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). The amendments in this update changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014 and early adoption is permitted. The Company adopted this guidance on January 1, 2015. The adoption of this standard had no impact on the Company's Consolidated Financial Statements.

        In June 2014, the FASB issued authoritative guidance on accounting for Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments in this Update are effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. The Company adopted this guidance for the year ended December 31, 2015 which had no impact on the Company's Consolidated Financial Statements.

        In August 2014, the FASB issued authoritative guidance on accounting for Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The amendments in this update provide guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. U.S. auditing standards and federal securities law require that an auditor evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date of the financial statements being audited. Because of the lack of guidance in U.S. GAAP and the differing views about when there is substantial doubt about an entity's ability to continue as a going concern, there is diversity in whether, when, and how an entity discloses the relevant conditions and events in its footnotes. These amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted this guidance for the year ended December 31, 2015 which did not change the disclosures in the Notes to the Consolidated Financial Statements.

        In April 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. The

Company adopted this standard for the year ended December 31, 2015 on a retrospective basis. The adoption of this standard resulted in the reclassification of certain debt issuance costs from Other assets to a reduction in the carrying amount of the related debt liability within the Consolidated Balance Sheets. See Note 2.

        In September 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). The guidance requires that adjustments to provisional amounts recognized in a business combination be recorded during the measurement period in the period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period's financial statements, the effects on earnings of changes in depreciation, amortization, or other income effects, if any, as the result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additional disclosures are required to clarify the impact the adjustments to provisional amounts would have had on prior periods (by income statement line item). The update is effective for reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance for the year ended December 31, 2015 which had no impact on the Company's Consolidated Financial Statements.

Pending Adoption

        In May 2014, the FASB issued authoritative guidance on accounting for Revenue from Contracts with Customers (Topic 606): ("ASU 2014-09"). This update supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance was effective for fiscal years and interim periods beginning after December 15, 2016 and early application was not permitted. However on July 9, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years and interim periods beginning after December 15, 2017. The FASB also decided to allow early adoption but no earlier than the original effective date of December 15, 2016. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

        On February 25, 2016, the FASB issued authoritative guidance on accounting for Leases (Topic 842): ("ASU 2016-02"). The FASB is issuing this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to adopt this guidance using a modified retrospective approach. The Company is currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

        No other new accounting pronouncements issued or effective during 2015 had or are expected to have a material impact on the Company's Consolidated Financial Statements.

2015 versus 2014

  Comparison of our consolidated results for the year ended December 31, 2015 to the year ended December 31, 2014

	Year ended December 31,		Variance
	2015	2014	$ change	% change
Revenues:
Equipment leasing revenue	$661,247	$588,287	$72,960	12
Finance revenue	1,536	2,111	(575)	(27)
Other revenue	28,641	36,590	(7,949)	(22)

Total revenues	$691,424	$626,988	$64,436	10

Expenses:
Direct operating expenses	377,715	333,135	44,580	13
Selling, general and administrative expenses	91,279	84,346	6,933	8
Depreciation expense	72,128	72,114	14	—
(Recovery) provision for doubtful accounts	(258)	14,007	(14,265)	(102)
Impairment of leasing equipment	7,277	5,855	1,422	24
Early retirement of leasing equipment	—	37,766	(37,766)		**
Loss on modification and extinguishment of debt and capital lease obligations	19,852	315	19,537		**
Interest expense	80,246	86,837	(6,591)	(8)
Interest income	(19)	(61)	42	(69)
Other income, net	(1,394)	(925)	(469)	51

Total expenses	646,826	633,389	13,437	2

Income (loss) before provision (benefit) for income taxes	44,598	(6,401)	50,999		**
Provision (benefit) for income taxes	17,880	(3,445)	21,325		**

Net income (loss)	$26,718	$(2,956)	$29,674		**

Adjusted net income(1)	$55,382	$35,510	$19,872	56

Adjusted EBITDA(1)	$227,228	$200,932	$26,296	13

**
Not meaningful

(1)
For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see "Non-GAAP Measures".

Revenues

        Total Company revenue was $691.4 million for the year ended December 31, 2015 compared to $627.0 million for the year ended December 31, 2014, an increase of $64.4 million or 10%.

        Equipment leasing revenue was $661.2 million for the year ended December 31, 2015 compared to $588.3 million for the year ended December 31, 2014, an increase of $72.9 million or 12%. This increase was primarily the result of a 9% increase in average per diem rates, which resulted in an increase in equipment leasing revenue of $55.9 million, and an increase in the average on-hire fleet of approximately 7,300 chassis, or 3%, which led to an increase in equipment leasing revenue of $17.0 million.

        The increase in average per diem rates was primarily due to a product mix shift away from term leasing to pool arrangements, where the per diem rates are significantly higher. We are also able to charge a higher rate to motor carriers as shipping lines transition from providing chassis as part of their transportation-related services. We have also benefited from negotiated rate increases to motor carrier, shipping line, railroad and intermodal logistics customers. The increase in the average on-hire fleet was primarily due to growth in the marine pools, partially offset by a reduced number of chassis on-hire under long-term leases. Growth in our marine pools was due to the Company's purchase of 2,022 chassis from our shipping line customers from January 1, 2015 through December 31, 2015 as well as a shift of 1,361 term lease units into our pools over the same period. The purchases of shipping line chassis has slowed considerably as most shipping lines have either divested their chassis fleets or announced their intentions to retain them. The pace with which chassis have shifted from our term lease product into our pools has also slowed.

        Finance revenue was $1.5 million for the year ended December 31, 2015 compared to $2.1 million for the year ended December 31, 2014, a decrease of $0.6 million or 28%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $5.5 million due to normal amortization through principal payments and maturing lease arrangements.

        Other revenue was $28.6 million for the year ended December 31, 2015 compared to $36.6 million for the year ended December 31, 2014, a decrease of $8.0 million or 22%. This decrease was primarily attributable to a $3.6 million reduction in term lease termination fees, a $1.9 million reduction in billings to customers for the repositioning of equipment and a decrease in scrap metal proceeds in connection with the disposal of end-of-life chassis of $1.5 million. The remainder of the decrease was primarily due to a $0.6 million decrease in repair billings to customers and a $0.4 million reduction in fees earned for management services.

Marine Market segment

        Total Marine Market segment revenue was $497.3 million for the year ended December 31, 2015 compared to $441.2 million for the year ended December 31, 2014, an increase of $56.1 million or 13%.

	Years Ended December 31,
Key Operating Statistics	2015	2014	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$444,513	$380,491	$64,022	17
Average Total Fleet	149,004	141,463	7,541	5
Average Daily Revenue per Chassis	$8.17	$7.37	$0.80	11
Term Lease Statistics
Per Diem Revenue	$37,937	$38,767	$(830)	(2)
Average Total Fleet	33,342	37,836	(4,494)	(12)
Average Daily Revenue per Chassis	$3.12	$2.81	$0.31	11

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

        Equipment leasing revenue was $482.5 million for the year ended December 31, 2015 compared to $419.3 million for the year ended December 31, 2014, an increase of $63.2 million or 15%. Marine pool per diem revenues increased $64.0 million or 17% due to an 11% increase in the average per diem rate and a 5% increase in the average number of chassis in our marine pools. The increased number of chassis in our marine pools is due to the Company's purchase of 2,022 chassis from our shipping line customers from January 1, 2015 through December 31, 2015 as well as a shift of 1,361 term lease units from our term lease product toward our pools, over the same period, as our shipping line customers transition to the motor carrier model. The increase in the average per diem rates in the marine pools was primarily due to a favorable mix of higher per diem rates and per diem rate increases billed to motor carriers, along with negotiated per diem rate increases to shipping line customers. Marine pool per diem revenues attributable to motor carriers rose to 54% of total marine pool per diem revenue for the year ended December 31, 2015 from 51% for the year ended December 31, 2014. Marine segment term lease revenues decreased $0.8 million or 2% due to the full year impact of a 12% decrease in the average number of chassis on-hire, the vast majority of which represented transfers to the marine pool during 2014. This decrease was partially offset by an 11% increase in the average per diem rates.

        Finance revenue was $1.5 million for the year ended December 31, 2015 compared to $2.1 million for the year ended December 31, 2014, a decrease of $0.6 million or 28%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $5.5 million due to normal amortization through principal payments and maturing lease arrangements.

        Other revenue was $13.3 million for the year ended December 31, 2015 compared to $19.8 million for the year ended December 31, 2014, a decrease of $6.5 million or 33%. This decrease was primarily attributable to a $4.3 million reduction in term lease termination fees, a $1.7 million reduction in billings to customers for the repositioning of equipment and a $0.3 million reduction in repair billings to customers. The remainder of the decrease was primarily due to a $0.2 million reduction in fees earned for management services.

Domestic Market segment

        Total Domestic Market segment revenue was $187.4 million for the year ended December 31, 2015 compared to $178.6 million for the year ended December 31, 2014, an increase of $8.8 million or 5%.

	Years Ended December 31,
Key Operating Statistics	2015	2014		Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$162,837	$151,716		$11,121	7
Average Total Fleet	65,930	61,483		4,447	7
Average Daily Revenue per Chassis	$6.77	$6.76		$0.01	—
Term Lease Statistics
Per Diem Revenue	$15,959	$17,313		$(1,354)	(8)
Average Total Fleet	12,375	12,528		(153)	(1)
Average Daily Revenue per Chassis (*excluding early termination revenue)	$3.53	$3.54	*	$(0.01)	—

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

        Equipment leasing revenue was $178.8 million for the year ended December 31, 2015 compared to $169.0 million for the year ended December 31, 2014, an increase of $9.8 million or 6%. Domestic pool per diem revenues increased $11.1 million or 7% due to a 7% increase in the average number of chassis in our domestic pools. Domestic pool term lease revenues decreased $1.3 million or 8% primarily due to early termination revenue associated with an expiring term lease recognized during the comparable prior year period, as well as a 1% decrease in the average number of chassis on-hire.

        Other revenue was $8.5 million for the year ended December 31, 2015 compared to $9.6 million for the year ended December 31, 2014, a decrease of $1.1 million or 11%. This decrease was primarily attributable to a $0.6 million reduction in billings to customers for the repositioning of equipment, a $0.3 million decrease in repair billings to customers and a $0.2 million reduction in fees earned for management services.

Direct operating expenses

        Total Company direct operating expenses were $377.7 million for the year ended December 31, 2015 compared to $333.1 million for the year ended December 31, 2014, an increase of $44.6 million or 13%. Maintenance and repair expenses within our Marine and Domestic Market Segments increased $36.0 million or 16%, which was primarily due to a higher average cost per repair, as well as a 6% increase in the average number of chassis operating in marine and domestic chassis pools. The increase in the average cost per repair within the Marine Market segment was driven primarily by an increase in chassis operating and being repaired in higher labor rate regions. Maintenance and repair expenses for chassis residing at third party depots and at the Company's service centers increased $3.8 million during the year ended December 31, 2015 versus the comparable period of 2014. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $2.4 million, incremental chassis usage fees of $1.7 million and an increase in pool operational expense of $0.7 million.

Marine Market segment

        Direct operating expenses for the Marine Market segment were $293.9 million for the year ended December 31, 2015 compared to $252.7 million for the year ended December 31, 2014, reflecting an increase of $41.2 million or 16%. Maintenance and repair expenses increased $36.8 million or 20%, which was primarily due to a higher average cost per repair driven primarily by an increase in chassis operating and being repaired in higher labor rate regions, as well as a 5% increase in the average number of chassis operating in marine pools. Additionally, increasing customer demand in chassis pools and the associated costs of placing equipment on-hire resulted in incremental chassis usage fees of $1.7 million, an increase in repositioning and handling expenses of $1.3 million and an increase in pool operational expense of $0.7 million. Other direct operating expenses such as storage and licensing costs increased by $0.7 million.

Domestic Market segment

        Direct operating expenses for the Domestic Market segment were $61.8 million for both years ended December 31, 2015 and 2014. Although direct operating expenses were $61.8 million in both years, the components varied. Maintenance and repair expenses decreased $0.8 million or 2% for the year ended December 31, 2015, despite a 7% increase in the average number of chassis operating in domestic pools. We experienced a lower average cost per repair and lower frequency of repair per pooled chassis utilized during the year ended December 31, 2015 versus the comparable period of 2014. This decrease was partially offset by increasing customer demand in chassis pools which has resulted in an increase in repositioning and handling expenses of $0.6 million. Other direct operating expenses such as licensing costs increased by $0.2 million.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
Consolidated Statement of Operations Data:	Year Ended Dec 30, 2015	Year Ended Dec 30, 2014	Variance	Year Ended Dec 30, 2015	Year Ended Dec 30, 2014	Variance
Marine Market segment	$497,268	$441,201	$56,067	$150,934	$127,779	$23,155
Domestic Market segment	187,387	178,644	8,743	107,305	99,313	7,992

Total Reportable segments	$684,655	$619,845	$64,810	$258,239	$227,092	$31,147
Other	6,769	7,143	(374)	(31,011)	(26,160)	(4,851)

Total Company	$691,424	$626,988	$64,436	$227,228	$200,932	$26,296

Principal collections on direct finance leases				(3,665)	(4,622)
Non-cash share-based compensation				(625)	(810)
Depreciation expense				(72,128)	(72,114)
Impairment of leasing equipment				(7,277)	(5,855)
Early retirement of leasing equipment				—	(37,766)
Loss on modification and extinguishment of debt and capital lease obligations				(19,852)	(315)
Interest expense				(80,246)	(86,837)
Other income, net				1,144	925
Interest income				19	61

Income (loss) before provision (benefit) for income taxes				44,598	(6,401)
Provision (benefit) for income taxes				17,880	(3,445)

Net income (loss)				$26,718	$(2,956)

Selling, general and administrative expenses

        Selling, general and administrative expenses were $91.3 million for the year ended December 31, 2015 compared to $84.3 million for the year ended December 31, 2014, an increase of $7.0 million or 8%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of operational cost containment initiatives, including in-sourcing depot operations at select locations. Also contributing to this increase were consulting fees in support of information technology, operational and human resource initiatives and the costs associated with our relocation to a new corporate headquarters location during May 2015. These increases were partially offset by the capitalization of compensation and related benefit costs for employees directly associated with the development of our new operating and financial reporting systems ("Project Helix").

Depreciation expense

        We recorded depreciation expense of $72.1 million for each of the years ended December 31, 2015 and 2014. Although depreciation expense was $72.1 million in both years, the components varied. During 2015, we experienced incremental depreciation expense resulting from chassis acquired since January 1, 2015 and the addition of remanufactured chassis to our domestic pool. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool. These increases are offset by the absence of accelerated depreciation expense recorded in the third quarter of 2014 on the Company's former headquarters in

Princeton, New Jersey resulting from a sale agreement entered into on August 1, 2014, as well as reductions in depreciation expense resulting from the change in the estimated useful life of 53' domestic chassis from 17.5 years to 20 years effective April 1, 2014, and the early retirement of certain marine chassis as of April 1, 2014. Retiring such chassis eliminated the need to depreciate them subsequently.

(Recovery) provision for doubtful accounts

        During the year ended December 31, 2015, the provision for doubtful accounts decreased by $14.3 million compared to the prior year period primarily due to an improved collection experience with our motor carriers.

Impairment of leasing equipment

        We recorded impairment charges on leasing equipment of $7.3 million for the year ended December 31, 2015 compared to $5.9 million for the year ended December 31, 2014, an increase of $1.4 million. This increase was primarily due to estimated provisions associated with axle sets anticipated to be unsuitable for the remanufacturing program and estimated shrinkage of certain chassis within our marine pools.

Early retirement of leasing equipment

        During the second quarter of 2014, we recorded retirement charges of $37.8 million associated with the retirement of excess and non-standard chassis and axle sets. Approximately $14.8 million of this retirement charge was the result of 11,000 excess and other non-standard chassis residing at depots and chassis pools, in addition to approximately 9,000 axle sets residing at depots which resulted in a retirement charge of $23.0 million. These retirement charges were largely influenced by our successful award of several shipping line acquisitions during the second quarter of 2014 whereby over 23,000 marine chassis were either acquired or returned to us from shipping lines. The influx of marine chassis caused us to analyze our fleet requirements over a multi-year period taking into account forecasted market growth, the current performance of our marine pools and utilization requirements among other factors which ultimately influenced our decision to early retire certain chassis and axle sets. The total of the retirement charges of $37.8 million is recorded in Early retirement of leasing equipment in the Consolidated Statements of Operations for the year ended December 31, 2014.

Loss on modification and extinguishment of debt and capital lease obligations

        Loss on modification or extinguishment of debt and capital lease obligations was $19.9 million for the year ended December 31, 2015 compared to $0.3 million for the year ended December 31, 2014, an increase of $19.6 million.

        This increase was primarily due to the August 2015 redemption of $150.0 million in aggregate principal amount of our outstanding 11.0% Senior Secured Notes ("Notes"). The Notes were called at a redemption price equal to 108.25 percent of the principal amount resulting in a redemption premium of $12.4 million. Additionally, approximately $3.1 million of previously deferred financing fees related to these Notes was expensed as a result of this redemption.

        Also, during 2015 we amended our ABL Facility, which, among other changes, served to increase our revolving credit commitment from $1.25 billion to $1.5 billion. As a result of such amendments, we wrote-off approximately $3.5 million of previously deferred financing fees in accordance with FASB ASC Topic 470-50, Modifications and Extinguishments of Debt.

        The remaining increase was primarily due to the exercise of early purchase options on two capital leases during the year ended December 31, 2015. In accordance with such exercise, we recognized a

$0.9 million loss on the extinguishment of debt related to contractual premiums paid and the write-off of previously capitalized costs. Conversely, during 2014, we exercised the early purchase option on one capital lease and recognized a $0.2 million loss on the extinguishment of debt related to contractual premiums paid and the write-off of previously capitalized costs.

Interest expense

        Interest expense was $80.2 million for the year ended December 31, 2015 compared to $86.8 million for the year ended December 31, 2014, a decrease of $6.6 million or 8%. Cash interest decreased $8.1 million, while the non-cash interest portion (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) increased $1.5 million. The decrease in cash interest expense for the year ended December 31, 2015 was primarily due to a lower interest rate in effect during the year which resulted from the refinancing of $150.0 million aggregate principal amount of 11% Senior Secured Notes with proceeds drawn under our ABL Facility which had a weighted-average interest rate for 2015 of 3.51% and lower average debt levels.

Other income, net

        Other income, net for the year ended December 31, 2015 was $1.4 million compared to $0.9 million for the year ended December 31, 2014, an increase of $0.5 million. The increase was primarily due to incremental gains associated with the disposition of equipment recorded during the current year period.

Provision (benefit) for income taxes

        The effective income tax rates for the years ended December 31, 2015 and 2014 were 40% and 54%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net income (loss)

        Net income was $26.7 million for the year ended December 31, 2015 compared to a net loss of $3.0 million for the year ended December 31, 2014. The increase in the net income was attributable to the items noted above.

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

        Other revenue was $36.6 million for the year ended December 31, 2014 compared to $39.4 million for the year ended December 31, 2013, a decrease of $2.8 million or 7%. This decrease was primarily attributable to the absence of $2.9 million in fees earned for arranging the sale of managed containers to a third party in 2013, a $2.0 million reduction in term lease termination fees and a $0.6 million reduction in fees earned for management services. These decreases were partially offset by an increase in billings to pool customers for the repositioning of equipment of $1.9 million and higher scrap metal proceeds in connection with the disposal of end-of-life chassis of $0.8 million.

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

        Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections and billings to lessees for maintenance and repair, and billings to lessees for repositioning and management fees. Cash flow provided by operating activities was $181.3 million, $138.5 million and $66.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        On August 11, 2015 and subsequently on December 10, 2015, we entered into amendments and incremental facility amendments to our ABL Facility. See "Borrowings-Amendments to ABL Facility

2015" in Note 7 to the Consolidated Financial Statements. Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were approximately $1.08 billion as of December 31, 2015, $1.16 billion as of December 31, 2014 and $1.16 billion as of December 31, 2013. As of December 31, 2015, we had the ability to draw $343.5 million under our ABL Facility. No other amounts are available to draw under other secured or unsecured borrowings. As of December 31, 2015, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements. We believe that we will be able to continue to maintain compliance with all applicable covenants for the next 12 months.

        As of December 31, 2015, we have approximately $41.4 million of scheduled debt amortization throughout 2016. This amount does not include $40.2 million of interest payments, $37.5 million of asset purchase commitments and $15.7 million of operating lease commitments existing as of December 31, 2015 maturing by December 31, 2016. We expect that cash flows from operations and principal collections on direct finance leases will be sufficient to meet our liquidity needs for 2016, funding maturing debt and satisfying our contractual obligations. However, we may need to borrow funds to finance the purchases of new and used assets or to remanufacture assets to expand the business. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated. See "Risk factors—Our inability to service our debt obligations or to obtain additional financing as needed would have a material adverse effect on our business, financial condition and results of operations."

        On January 14, 2016, we borrowed $52.0 million (the "Borrowing") under the revolving credit facility of the ABL Facility. The Borrowing was used to finance the repurchase and retirement of 62 shares, par value $0.01 per share, of the common stock of Interpool, Inc. held by the Company, the sole shareholder of Interpool, Inc., at an aggregate purchase price of approximately $51.0 million (the "Repurchase Amount"). Through a successive chain of dividends, the Repurchase Amount was received pro rata by our indirect shareholders of record, including certain private equity funds that are managed by an affiliate of Fortress Investment Group LLC, employees of affiliates of Seacastle Inc. (our indirect parent) and members of management.

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

Liquidity needs for acquisition of new chassis

        We expect to invest substantial funds to acquire new and used chassis and to refurbish and remanufacture chassis, although there can be no assurances as to the timing and amount of such acquisitions. During the year ended December 31, 2015, $75.4 million was invested of which $33.7 million was used to acquire and refurbish marine chassis and $41.7 million was used to remanufacture domestic chassis. As of December 31, 2015, an additional $40.3 million was committed to the acquisition and refurbishment of equipment. During 2014, a total of $149.4 million was invested of which $111.6 million was used to acquire and refurbish marine chassis and $37.8 million was used to remanufacture domestic chassis.

        We intend to continue funding asset purchases during 2016 through cash flows from operations, collections of principal on direct finance leases, and borrowings under secured and unsecured debt securities and lines of credit. However, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors detailed above in "Risk factors," could limit our ability to raise funds and further the growth of our business.

Cash flow

  Cash flow information for the years ended December 31, 2015, 2014 and 2013.

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Net cash provided by operating activities	$181,335	$138,549	$66,756
Net cash used in investing activities	(75,028)	(141,488)	(132,566)
Net cash (used in) provided by financing activities	(106,517)	(4,306)	51,696
Effect of changes in exchange rates on cash and cash equivalents	(885)	(342)	(599)

Net decrease in cash and cash equivalents	$(1,095)	$(7,587)	$(14,713)

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

        Net cash provided by operating activities was $181.3 million for the year ended December 31, 2015, compared to $138.5 million for the year ended December 31, 2014, an increase of $42.8 million. The increase was primarily the result of increased profitability on higher leasing equipment revenue of $26.3 million and higher cash provided by working capital and timing of interest payments of $16.5 million. The increase in cash from working capital was driven by increases in revenue and cash collected compared to prior year as well as timing of payments to vendors.

        Net cash used in investing activities was $75.0 million for the year ended December 31, 2015 compared to $141.5 million for the year ended December 31, 2014, a $66.5 million decrease in cash used. The decrease was primarily driven by a $62.1 million decrease in capital spending and a $3.3 million increase in proceeds from sale of leasing equipment during 2015.

        Net cash used in financing activities was $106.5 million for the year ended December 31, 2015 compared to $4.3 million for the year ended December 31, 2014, a $102.2 million decrease in cash. The decrease in cash for 2015 is primarily attributed to higher net repayments of long term debt of $84.3 million, higher debt issuance costs of $6.8 million and the premium paid for redemption of notes of $12.4 million.

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

Contractual obligations and commitments

        The following table summarizes our various contractual obligations in order of their maturity dates as of December 31, 2015. The terms of our credit facilities are more fully described under "Description of other indebtedness."

		Maturity in years
(Dollars in thousands)	Total as of December 31, 2015	Less than 1 year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$867,000	$4,000	$—	$—	$—	$863,000	$—
TRAC 2019 Senior Secured Notes	150,000	—	—	—	150,000	—	—
Loan payable to CIMC	14,519	2,540	2,662	2,789	2,923	3,064	541
Capital lease obligations	49,160	34,856	7,831	5,094	502	501	376
Lease equipment purchase commitments	40,297	37,517	2,780	—	—	—	—
Interest payments	175,493	40,205	38,313	38,054	37,784	21,120	17
Operating leases	55,939	15,672	12,393	5,168	3,767	3,407	15,532

Total	$1,352,408	$134,790	$63,979	$51,105	$194,976	$891,092	$16,466

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

Covenants

        Under the indenture governing the Notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of December 31, 2015, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.

Commitments

Chassis purchase commitments

        Our current chassis purchase commitments are related to commitments to refurbish and remanufacture chassis. At December 31, 2015, commitments for capital expenditures for leasing equipment totaled approximately $40.3 million, of which $37.5 million and $2.8 million was committed for 2016 and 2017, respectively.

Operating leases

        We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. The aggregate minimum rental commitment under our material leases was $55.9 million as of December 31, 2015.

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

ABL Facility

        On August 9, 2012, Interpool together with certain of its subsidiaries, TRAC and TRAC Intermodal Corp, entered into a $725.0 million asset based, senior secured credit agreement with lenders party thereto and JPMorgan Chase Bank, N.A. acting as the administrative agent (the ABL Facility"). In connection with the ABL Facility, certain rental fleet assets, accounts receivable, instruments, documents, equipment, machinery, deposit, lockbox and securities accounts, investment property, chattel paper, general intangibles and other assets, as agreed, are being pledged for the benefit of the lenders, the administrative agent, the issuing bank and certain other parties as collateral security for the payment and performance of our obligations under the ABL Facility and the related loan documents, certain bank product obligations and certain swap obligations.

        From December 2012 to December 2014, the ABL Facility was amended numerous times, each time increasing the revolving commitment. During this time, the revolving commitment was increased from $725.0 million at December 31, 2012 to $1.25 billion at December 31, 2014.

        On August 11, 2015 and subsequently on December 10, 2015, we entered into amendments and incremental facility amendments to our ABL Facility. See "Borrowings-Amendments to ABL Facility 2015" in Note 7 to the Consolidated Financial Statements.

        The ABL Facility has a maturity date of December 10, 2020 (provided such maturity is at least 91 days prior to the maturity of the Notes or senior notes we may issue, subject to certain exceptions) and borrowings are limited to a maximum amount (the "Borrowing Base") equal to the sum of (i) 85% multiplied by eligible accounts receivable (including Canadian accounts receivable), plus (ii) the lesser of (a) 85% multiplied by the sum of the net book GAAP depreciated value for eligible rental fleet assets not subject to a direct finance lease and the net investment in accordance with U.S. GAAP with respect to eligible rental fleet assets subject to a direct finance lease (in each case, including rental fleet assets located in Canada and up to the lesser of 5% of the Borrowing Base and $60.0 million of fleet assets located in Mexico) and (b) 80% multiplied by the net orderly liquidation value percentage identified in the most recent rental fleet asset appraisals multiplied by the sum of the net book GAAP depreciated value for eligible rental fleet assets not subject to a direct finance lease and the net investment in accordance with U.S. GAAP with respect to eligible rental fleet assets subject to a direct finance lease (in each case, including rental fleet assets located in Canada and up to the lesser of 5% of the Borrowing Base and $60.0 million of fleet assets located in Mexico), less (iii) reserves established by the Administrative Agent. Field exams and appraisals will be conducted on a periodic basis, the frequency of which increases subject to certain availability triggers or during the continuance of an event of default.

        The ABL Facility bears an interest rate equal to the Adjusted LIBO Rate for the applicable Interest Period plus the Applicable Rate for Eurodollar Loans or the Alternate Base Rate plus the Applicable Rate for ABR Loans (all as defined in the ABL Facility). Until December 10, 2016, the Applicable Rate is equal to (i) 2.00% for Eurodollar Loans, and (ii) 1.00% for ABR Loans. Thereafter, the Applicable Rate is subject to increase or decrease on the first business day of each fiscal quarter, based on the Average Availability (as defined in the ABL Facility) for the then most recently ended fiscal quarter, as set forth below:

Average Availability	Eurodollar Loans	ABR Loans
<$300 million	2.25%	1.25%
$300 million to <$600 million	2.00%	1.00%
>$600 million	1.75% *	0.75% *

*
Applies only if the Total Leverage Ratio for Test Period in effect (each as defined in the ABL Facility) does not exceed 3.50 to 1.00.

        The ABL Facility contains various representations and covenants, including the financial covenants described below. A minimum fixed charge coverage ratio of 1.00 to 1.00 shall be required for applicable testing periods on any day on which Average Availability is less than the greater of (i) 12.5% of the Total Revolving Commitment (all as defined in the ABL Facility) and (ii) $100.0 million, and shall continue to be required until the date on which Average Availability shall have exceeded such thresholds for at least 30 consecutive days. A maximum senior secured leverage ratio for the applicable testing periods of (i) 5.25 to 1.00 for Test Periods ending from the effective date of the ABL Facility to December 31, 2016, (ii) 5.00 to 1.00 for Test Periods ending March 31, 2017 to December 31, 2017, and (iii) 4.50 to 1.00 for Test Periods ending March 31, 2018 to the maturity date shall be required on any day on which Availability (as defined in the ABL Facility) is less than the greater of (i) 12.5% of the Total Revolving Commitment and (ii) $100.0 million and shall continue to be required until the date on which Availability shall have exceeded such thresholds for at least 30 consecutive days.

        In addition to the above financial covenants, the ABL Facility contains restrictions, which include but are not limited to, restrictions on the creation of liens, the incurrence of additional indebtedness (including guarantee obligations), investments, asset dispositions, sale and leaseback transactions, swap agreements, optional payments and modifications of subordinated and other debt instruments, changes in fiscal year, negative pledge clauses and other burdensome agreements, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, restricted payments (including dividends and other payments in respect of capital stock), asset sales or transfers, amendments of material documents and transactions with respect to PoolStat®. The ABL Facility also provides for cash dominion subject to certain availability triggers.

        The amount outstanding under this facility was $867.0 million and $759.0 million at December 31, 2015 and 2014, respectively. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2015, 2014 and 2013 was 3.51%, 3.60% and 4.03%, respectively. At December 31, 2015, $343.5 million additional borrowing capacity was available under this facility.

Senior Secured 11% Notes

        On August 9, 2012, TRAC along with TRAC Intermodal Corp., sold $300.0 million aggregate principal amount of 11.0% Senior Secured Notes (the "Notes"). The Notes mature on August 15, 2019, with interest payable semi-annually beginning on February 15, 2013. The Notes are secured on a second-priority lien basis. Collateral generally consists of cash, owned chassis, accounts receivable, and investment property of the guarantors including, with limitations, the equity of the non-guarantors. The Company may redeem some or all of the Notes at any time on or after August 15, 2015 at the redemption prices set forth in the Notes plus accrued and unpaid interest, if any, to the redemption date. At any time prior to August 15, 2015, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount of the Notes to be redeemed plus a "make-whole" premium, plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem up to 35% of the aggregate principal amount of the Notes at any time on or prior to August 15, 2015 using net proceeds from certain equity offerings, subject to the satisfaction of certain conditions set forth in the Notes. If the Company experiences certain kinds of changes in control, the Company must offer to purchase the Notes at a price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the redemption date. Holders of the Notes will have the option to redeem their Notes for 101.0% of principal upon a change of control as defined by the Notes and upon the Company's collateral or non-collateral asset sales as defined in the Notes, at a redemption price of 100.0%.

        On August 17, 2015, the Company borrowed $176.0 million under its ABL Facility which carries an interest rate of one-month USD LIBOR + 2.25%. The funds were used to finance the redemption of $150.0 million in aggregate principal amount of the outstanding Notes at a redemption price equal to 108.250 of such aggregate principal amount. Approximately $162.4 million was paid to redeem the Notes, $150.0 million aggregate principal amount and a premium of $12.4 million, and approximately $3.1 million of deferred financing fees were expensed upon redemption.

        The aggregate principal amount of Notes outstanding was $150.0 million and $300.0 million at December 31, 2015 and 2014. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2015, 2014 and 2013 was 11.53%, 11.54% and 11.50%, respectively.

Deutsche Bank Swap

        On January 10, 2013, we entered into an interest rate swap transaction with Deutsche Bank AG. The agreement effectively converts $300.0 million of variable rate debt based upon LIBOR into a fixed rate instrument. We receive one-month LIBOR with interest payable at a rate of 0.756% on the notional amount. At December 31, 2015, one-month LIBOR was 0.4295%. The agreement terminates on August 9, 2017.

Loans payable to CIMC

        During 2010, we contracted for the remanufacture and financing of 3,135 chassis with CIMC Vehicles Group Ltd. and CIMC Transportation Equipment, Inc. (collectively, "CIMC"). CIMC has agreed to finance 90% of the acquisition cost of these remanufactured chassis. This equipment was delivered in eight tranches as manufacturing was completed over various delivery dates from October 11, 2010 to June 30, 2011 and eight corresponding financing agreements have been signed. The term of each agreement is 120 months commencing on the acceptance date of the equipment. Amounts outstanding under these agreements bear an interest rate equal to LIBOR plus a margin and payments are made quarterly. Upon registration, CIMC is listed as the first lien holder on all certificates of title to the equipment. At December 31, 2015 and 2014, $14.5 million and $17.0 million were outstanding under these agreements, respectively. The weighted-average interest rates for the years ended December 31, 2015, 2014 and 2013 were 4.59%, 4.53% and 4.56%, respectively.

Capital lease obligations

        At December 31, 2015 and 2014, the total capital lease obligations outstanding associated with leasing equipment were $49.2 million and $88.3 million, respectively. The capital lease obligations mature in varying amounts from 2015 through 2021 and have stated rates ranging from 3.53% to 7.07%. The weighted-average interest rates for the years ended December 31, 2015, 2014 and 2013 were 4.81%, 4.96%, and 5.10%, respectively.

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

        The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to adjusted net income:

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Net income (loss)	$26,718	$(2,956)	$(29,353)
Non-cash interest expense, net of tax	4,173	4,208	3,856
Non-cash share-based compensation, net of tax	375	486	709
Loss on modification and extinguishment of debt and capital lease obligations, net of tax	11,911	189	543
Loss on termination and modification of derivative instruments, net of tax	12,106	10,974	11,987
Fair value adjustment for derivative instruments, net of tax	(51)	(51)	(49)
Non-cash tax expense—gain on related company stock distribution	—	—	22,105
Early retirement of leasing equipment, net of tax	—	22,660	—
Professional fees paid to company advisors	150	—	—

Adjusted net income	$55,382	$35,510	$9,798

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

        We define Adjusted EBITDA as income (loss) before provision (benefit) for income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, early retirement of leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income, non-cash share-based compensation and principal collections on direct finance leases.

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

        The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Net income (loss)	$26,718	$(2,956)	$(29,353)
Provision (benefit) for income taxes	17,880	(3,445)	18,154
Interest expense	80,246	86,837	91,085
Depreciation and amortization expense	72,128	72,114	71,791
Impairment of assets and leasing equipment	7,277	5,855	5,857
Early retirement of leasing equipment	—	37,766	—
Loss on modification and extinguishment of debt and capital lease obligations	19,852	315	904
Interest income	(19)	(61)	(287)
Other (income) expense, net	(1,144)	(925)	(2,074)
Non-cash share-based compensation	625	810	1,181
Principal collections on direct finance leases	3,665	4,622	5,706

Adjusted EBITDA	$227,228	$200,932	$162,964

        The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company's cash generation, to Adjusted EBITDA:

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Cash flows from operating activities to Adjusted EBITDA reconciliation:
Net cash provided by operations	$181,335	$138,549	$66,756
Depreciation and amortization	(72,227)	(72,365)	(72,026)
Recovery (provision) for doubtful accounts	258	(14,007)	(11,369)
Amortization of deferred financing fees	(6,760)	(6,763)	(6,183)
Derivative loss reclassified into earnings	(20,177)	(18,290)	(19,978)
Ineffective portion of cash flow hedges	85	84	82
Loss on modification and extinguishment of debt and capital lease obligations	(19,852)	(315)	(904)
Non-cash share-based compensation	(625)	(810)	(1,181)
Other, net	1,320	928	1,340
Impairment of leasing equipment	(7,277)	(5,855)	(5,857)
Early retirement of leasing equipment	—	(37,766)	—
Changes in assets and liabilities:
Accounts receivable	(24,405)	35,264	43,888
Other assets	906	1,013	36
Accounts payable	1,188	(2,689)	(1,822)
Accrued expenses and other liabilities	12,072	(24,285)	(4,055)
Deferred income taxes, net	(19,123)	4,351	(18,080)
Provision (benefit) for income taxes	17,880	(3,445)	18,154
Interest expense	80,246	86,837	91,085
Depreciation expense	72,128	72,114	71,791
Impairment of assets and leasing equipment	7,277	5,855	5,857
Early retirement of leasing equipment	—	37,766	—
Loss on modification and extinguishment of debt and capital lease obligations	19,852	315	904
Interest income	(19)	(61)	(287)
Other income, net	(1,144)	(925)	(2,074)
Non-cash share-based compensation	625	810	1,181
Principal collections on direct finance leases	3,665	4,622	5,706

Adjusted EBITDA	$227,228	$200,932	$162,964

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

        Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2015, would have had the effect of raising net income approximately $0.06 million. An average 10% strengthening of the U.S. dollar, for the same period would have the effect of reducing operating income approximately $0.06 million. This calculation is not indicative of our actual experience in foreign currency transactions. This analysis does not take into account changes in demand patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Interest rate risk

        We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into an interest rate swap agreement to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations. Based on the debt obligation payable as of December 31, 2015, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreement would increase (decrease) by $1.4 million on an annual basis in the event interest rates were to increase (decrease) by 10%.

        Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $1.1 million as of December 31, 2015. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2015. Based on such evaluation, the CEO and CFO have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013 Framework). Management concluded that, as of December 31, 2015, internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on these criteria. This annual report does not include an attestation report of the Company's registered public accounting firm since an attestation report is not required for non-accelerated filers or emerging growth companies as established by rules of the SEC.

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

ITEM 9B.    OTHER INFORMATION

NONE

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        TRAC was formed as of July 13, 2012 to facilitate the issuance of the Notes, and has not, to date, conducted any activities other than those incidental to their formation and the preparation of the offering memorandum relating to the Notes, the creation of an intercompany note with Interpool for the servicing of the Notes and preparation of a prospectus relating to the Notes. We conduct our business through Interpool and its consolidated subsidiaries. TRAC has no operations of its own. For this reason, information relating to the executive officers, managers and directors of Interpool and TRAC is presented below.

        The following table and biographies set forth current information regarding our management team and board of directors, including members of the management of Interpool and TRAC.

Executive Officers, Managers and Directors

Name	Age	Interpool Inc.	TRAC
Keith Lovetro	60	Chief Executive Officer	Chief Executive Officer
		President	President
		Director	Manager
Chris Annese	52	Chief Financial Officer	Chief Financial Officer,
		Executive Vice President	Executive Vice President
		Director	Manager
Gregg Carpene	53	Chief Legal Officer	General Counsel
		Executive Vice President	Executive Vice President
		Secretary	Secretary
		Director	Manager
Val Noel	54	Executive Vice President,	N/A
		Chief Operating Officer
Mark Michaels	52	Senior Vice President,	N/A
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

        Chris Annese.    Chris Annese joined Seacastle at its inception in June 2007 and has served as Chief Financial Officer and a director of TRAC since 2008. Effective January 1, 2015, Chris was also promoted to Executive Vice President. Chris has over thirty years of experience in finance. Prior to joining Seacastle, he spent 10 years at Cendant Corporation (now Wyndham Worldwide), a provider of business and consumer services within the real estate and travel industries. Chris served in various financial roles including mergers and acquisitions, integration and, for his last 4 years, as Chief Financial Officer of Resort Condominiums International, LLC, known as RCI, a broker of timeshare trades, a $1.0 billion worldwide subsidiary of Wyndham Worldwide. He graduated with a BA in Accounting from Pace University.

        Gregg Carpene.    Gregg Carpene joined TRAC in 2003 and has served as its General Counsel, Secretary and a director and has served as the General Counsel of Seacastle since 2008. Effective January 1, 2016, Gregg was promoted to Executive Vice President. From 1997 until 2003, Gregg served as the General Counsel of two of TRAC's subsidiaries. Prior to 1997, Gregg was a member of the Philadelphia based law firm of Cozen O'Connor. He holds a BA from Dickinson College and a law degree from Rutgers School of Law where he was an editor of the Rutgers Law Journal.

        Val T. Noel.    Val Noel joined TRAC in November of 2013 as its Senior Vice President and Chief Operating Officer. Effective January 1, 2016, Val was promoted to Executive Vice President. From 2004 until 2013 Val served as President of Pacer Cartage and Executive Vice President of Intermodal Operations for Pacer International. Prior to 2004, Val spent twenty years at CSX where he held various positions in terminal operations, equipment, trucking, CSX's Door to Door service and ultimately as President of CSX Intermodal. Val attended LaSalle University. He currently serves as the Chairman of the Intermodal Association of North America (IANA) Operations Committee and has previously served as a member of the TTX Intermodal Advisory Board, IANA Board of Directors and American Trucking Association (ATA) Intermodal Drayage Board.

        Mark Michaels.    Mark Michaels joined TRAC in May of 2015 as its Senior Vice President and Chief Commercial Officer. Prior to joining TRAC, Mark was the Chief Commercial Officer in the Americas for Damco for a five year period. Damco is one of the leading global third party logistics providers and part of the Maersk Group. Prior to Damco, Mark worked for 17 years at Kuehne & Nagel where he was responsible for Sales and Marketing in North America. Mark earned his Masters of Science degree in International Logistics from Georgia Institute of Technology in 2003 and holds a Bachelor of Science degree in Business Administration from Oregon State University.

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

Summary compensation table

        As an "emerging growth company", we have opted to comply with the executive compensation rules applicable to "smaller reporting companies," as such term is defined under the Securities Act which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year (our "Named Executive Officers"). The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to each of our Named Executive Officers during the years ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Keith Lovetro,	2015	$435,000	—	—	—	$480,371	$39,170	$954,541
President and Chief	2014	$407,000	—	—	—	$785,994	$39,832	$1,232,826
Executive Officer
Chris Annese,	2015	$304,000	—	$108,418	—	$315,256	$33,770	$761,444
Executive Vice President	2014	$290,463	—	—	—	$514,539	$34,432	$839,434
Chief Financial Officer
Mark Michaels	2015	$198,846	—	$509,851	—	$298,846	$30,979	$1,038,522
Senior Vice President
Chief Commercial Officer(1)

(1)
Mr. Michaels was hired as Senior Vice President, Chief Commercial Officer on May 4, 2015.

(2)
The amounts reported in the Stock Awards column represent the aggregate grant date fair value of restricted stock awards granted to our Named Executive Officers calculated in accordance with FASB Accounting Standards Codification Topic 718. A discussion of the methods used to calculate these values may be found in the Notes to Consolidated Financial Statements contained in this Form 10K.

(3)
The amounts reported in the Non-Equity Incentive Plan Compensation column represent bonuses that were earned and payable to our Named Executive Officers in respect of 2015 and 2014. See "—Annual Incentive Plan" below for more information.

(4)
The amounts reported in the All Other Compensation column consists of employer matching contributions to the Interpool 401(k) Plan, car allowance, long-term disability insurance premiums and life and health insurance premiums paid by Interpool for each Named Executive Officer.

Narrative disclosure to the summary compensation table

        The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in 2015, as determined pursuant to the Securities Act rules and provides a dollar amount for total compensation. Descriptions of the material terms of each Named Executive Officer's employment and related information is provided below under "—Employment Arrangements."

        Base salary for each of our Named Executive Officers is generally determined by the employment offer letters or terms of employment that we have entered into with each of them, as may be adjusted from time to time by the board of directors of SCT Chassis, in the case of Mr. Lovetro, or by our President and Chief Executive Officer, in the case of the other Named Executive Officers.

        Each of our Named Executive Officers is eligible, pursuant to his employment offer letter, to receive an annual performance bonus under our Annual Incentive Plan. A description of the material terms of this plan, including a general description of the formula applied in determining the amounts payable thereunder, is provided below under "—Annual Incentive Plan."

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

  Employment arrangements

        Interpool is not party to any employment agreements with its Named Executive Officers. Each Named Executive Officer's employment is at will, and subject to the terms and conditions set forth in the management shareholder agreement as further described below in "—Additional Equity Arrangements," and in an employment offer letter, in the case of Mr. Lovetro and Mr. Michaels. At the start of each fiscal year, Interpool communicates to the Named Executive Officer his annual salary and incentive compensation bonus target for the year.

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

        In addition, in fulfillment of the terms of his employment offer letter regarding certain equity incentive compensation, Mr. Lovetro received a grant of 102,250 restricted shares of SCT Chassis common stock on June 1, 2012, subject to equal vesting in four parts on June 1, 2012 and each January 1 of 2013, 2014 and 2015. As of December 31, 2015 this grant is fully vested.

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

        Additionally, Mr. Annese received a grant of 40,430 restricted shares of SCT Chassis common stock on June 1, 2012, subject to equal vesting in four parts on June 1, 2012 and each January 1 of 2013, 2014 and 2015. As of December 31, 2015 this grant is fully vested. On January 1, 2015, Mr. Annese received a grant of 9,785 shares of SCT Chassis common stock which vested immediately.

        Mr. Michaels.    Mr. Michaels' employment offer letter, dated March 27, 2015, provides for an annual base salary of $300,000 and participation in Interpool's medical benefit plans, group life insurance, 401(k) plan and vacation entitlement. The employment offer letter also provides for a one-time cash bonus of $75,000 to be paid on June 15, 2015 and a one-time cash bonus of $25,000 to be paid on December 15, 2015, in each case subject to Mr. Michaels' continued employment through such date. Additionally, Mr. Michaels was guaranteed to receive 100% of his pro-rated incentive compensation target amount for 2015 amounting to $198,846 and 50% of his incentive compensation target amount for 2016 amounting to $150,000.

        In addition, in fulfillment of the terms of his employment offer letter regarding certain equity incentive compensation, Mr. Michaels received a grant of 49,261 restricted shares of SCT Chassis common stock on June 1, 2015, subject to equal vesting in four parts on each January 1 of 2016, 2017, 2018 and 2019. This grant is reflected in the "Outstanding Equity Awards at End of 2015" table below and is subject to the terms and conditions of the management shareholders agreement, as described in "—Additional Equity Arrangements."

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

        Mr. Lovetro had a target annual incentive of 120% of his 2015 base salary. Mr. Annese had a target annual incentive of 110% of his 2015 base salary. Mr. Michaels had a target annual incentive of 100% of his 2015 base salary to be prorated based on his employment date. Performance under the plan is based on company financial performance, which comprises 75% of the target bonus and individual performance, which comprises the remaining 25% of the target bonus.

        Interpool's company financial performance goal Adjusted Earnings Before Tax ("Adjusted EBT") is calculated by taking total Earnings Before Tax and adding back certain non-cash items such as but not limited to non-cash interest expense, gains and losses on modification and extinguishment of debt and capital lease obligations, non-cash share-based compensation and other non-routine non-cash amounts as determined by management. The following table describes the maximum, target, and threshold levels of Adjusted EBT performance established for 2015, and the corresponding level at which the company factor of the annual incentive bonus available upon achievement of this goal.

Achievement Level	2015 Performance	Payout of Company Financial Performance Factor
Maximum	125% of target	200%
Target	100% of target	100% *
Threshold	75% of target	50%

*
In 2016, upon achieving 100% of target, Mr. Lovetro's company financial performance factor payout will be 125%, Mr. Annese's company financial performance factor payout will be 110% and Mr. Michaels' company financial performance factor payout will be 100%.

        For 2015, our company financial performance target was an Adjusted EBT of $104.0 million. Since we fell short of the Target level of Adjusted EBT, an 88.87% company financial performance bonus will be paid to our Named Executive Officers.

        Achievement of the individual performance factor was determined separately for each Named Executive Officer based on an evaluation of his performance during the period with respect to specific metrics established for each individual. Achievement of these metrics is determined by Mr. Lovetro, with respect to Mr. Annese and Mr. Michaels, and by the board of directors of SCT Chassis, with respect to Mr. Lovetro. For 2015, Mr. Lovetro's individual performance goals related to business strategy and execution, operating expenses and technology strategy and execution. Mr. Annese's individual performance goals related to reduction of day's sales outstanding and bad debt expense, operating expense control and data quality. Mr. Michaels' individual performance goals related to commercial strategy and execution, improvement in customer profitability and contract renewal execution.

        Mr. Lovetro, Mr. Annese and Mr. Michaels each met or exceeded their individual performance goals. This performance combined with the company financial performance threshold, resulted in Annual Incentive Plan payments to Mr. Lovetro, Mr. Annese and Mr. Michaels at 92%, 94% and 100% of target, respectively

  Additional Equity Arrangements

        Each of our Named Executive Officers received an award of restricted shares of the common stock of SCT Chassis which is subject to the terms of a management shareholder agreement. See "Outstanding Equity Awards at end of 2015" below for disclosure of these awards.

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

  Special Bonus Arrangements

        In August 2015, we entered into special bonus arrangements with each of Mr. Lovetro and Mr. Annese pursuant to which each officer will receive bonus payments in the event of a qualifying transaction, in order to appropriately motivate management to continue their efforts in leading the Company, while providing assured continuity through the closing of a potential transaction. A qualifying transaction is defined in the letters as the sale of 50% or more of the equity of the Company or all or substantially all of its business or assets to (i) a third party; (ii) a private equity fund managed by an affiliate of Fortress Investment Group LLC ("FIG LLC") (or its successors or assigns); (iii) an investment vehicle managed directly or indirectly by FIG LLC (or its successors or assigns) or any of its affiliates; or, (iv) a general partner, limited partner, managing member or person occupying a similar role of, or with respect to, any of the foregoing. Under the terms of the agreements, Mr. Lovetro and Mr. Annese would be entitled to cash bonuses in the amount of $948,000 and $591,000, respectively, and in addition, Mr. Lovetro and Mr. Annese will be entitled to additional bonus payments of $750,000 and $400,000, respectively, if the equity value paid by the buyer in a qualifying transaction is $1.0 billion or more. Payment of the bonuses is contingent on their continued status as employees in good standing with the Company at the time of the closing of the transaction.

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

Outstanding Equity Awards at End of 2015

        The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2015. All equity awards made to our Named Executive Officers consist of restricted shares of common stock of SCT Chassis.

Stock Awards
(a) Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Keith Lovetro(1)	—	$—
Chris Annese(1)	—	$—
Mark Michaels(2)	49,261	$588,668

(1)
All shares granted are fully vested as of December 31, 2015.

(1)
12,315 shares will vest on each of January 1, 2016, 2017 and 2018 and 12,316 shares will vest on January 1, 2019.

DIRECTOR COMPENSATION

        In 2015 we did not pay any compensation, reimburse any expense of, or make any equity awards or non-equity awards to, members of our board of directors for their service as directors.

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

        The following table sets forth information regarding the beneficial ownership of the common stock of Seacastle (the "Common Stock") as of December 31, 2015 for each person or group who is known by us to beneficially own more than 5% of the outstanding shares of Common Stock. None of our executive officers or directors owns any of the Common Stock. The following table is based on 109,459,492 shares of Common Stock outstanding as of December 31, 2015.

Name and address of beneficial owner	Number of shares of Common Stock of Seacastle beneficially owned	Percent owned
5% Interest Holders(2)
Fortress Fund III Funds(3)	29,683,307	27.12%
Fortress Fund III Coinvest Funds(3)	3,451,547	3.15%
Fortress Fund IV Funds(3)	57,092,435	52.16%
Fortress Fund IV Coinvest Funds(3)	17,500,358	15.99%

(1)
The address for the Fortress Fund III Funds, the Fortress Fund III Coinvest Funds, the Fortress Fund IV Funds and the Fortress Fund IV Coinvest Funds is c/o Fortress Investment Group LLC, 1345 Avenue of the Americas, 45th Floor, New York, New York 10105.

(2)
With the exception of the Fortress Fund III Coinvest Funds, which owns approximately 3% of the shares of Common Stock.

(3)
Fortress Fund III Funds represent Fortress Investment Fund III L.P., Fortress Investment Fund III (Fund B) L.P., Fortress Investment Fund III (Fund C) L.P., Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) L.P., Fortress Investment Fund III (Coinvestment Fund A) L.P., Fortress Investment Fund III (Coinvestment Fund B) L.P., Fortress Investment Fund III (Coinvestment Fund C) L.P., and Fortress Investment Fund III (Coinvestment Fund D) L.P.. Fortress Fund IV Funds represent Fortress Investment Fund IV (Fund A) L.P., Fortress Investment Fund IV (Fund B) L.P., Fortress Investment Fund IV (Fund C) L.P., Fortress Investment Fund IV (Fund D) L.P., Fortress Investment Fund IV (Fund E) L.P., Fortress Investment Fund IV (Fund F) L.P. and Fortress Investment Fund IV (Fund G) L.P. Fortress Fund IV Coinvest Funds represent Fortress Investment Fund IV (Coinvestment Fund A) L.P., Fortress Investment Fund IV (Coinvestment Fund B) L.P., Fortress Investment Fund IV (Coinvestment Fund C) L.P., Fortress Investment Fund IV (Coinvestment Fund D) L.P., Fortress Investment Fund IV (Coinvestment Fund F) L.P. and Fortress Investment Fund IV (Coinvestment Fund G) L.P. Fortress Fund III GP LLC is the general partner of each of the Fortress Fund III Funds and each of the Fortress Fund III Coinvest Funds. The sole managing member of Fortress Fund III GP LLC is Fortress Investment Fund GP (Holdings) LLC. The sole managing member of Fortress Investment Fund GP (Holdings) LLC is Fortress Operating Entity I LP ("FOE I LP"). Fortress Fund IV GP L.P. is the general partner of each of the Fortress Fund IV Funds and each of the Fortress Fund IV Coinvest Funds. The general partner of Fortress Fund IV GP L.P. is Fortress Fund IV GP Holdings Ltd. The sole managing member of Fortress Fund IV GP Holdings Ltd. is FOE I LP. FIG Corp. is the general partner of FOE I LP, and FIG Corp. is wholly owned by Fortress. As of December 31, 2015, Wesley R. Edens owned 16.33% of Fortress. By virtue of his ownership interest in Fortress and certain of its affiliates, as well as his role in advising certain investment funds, Wesley R. Edens may be deemed to be the natural person that has sole voting and investment control over the shares beneficially owned by Seacastle. Mr. Edens disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

        Seacastle owns Interpool indirectly through various subsidiaries. Interpool is wholly owned by TRAC, which is wholly owned by TRAC Intermodal Holding Corp., which is wholly owned by SCT Chassis, Inc. ("SCT Chassis"), which is owned by Seacastle and certain members of our management.

        The following table sets forth information regarding the beneficial ownership of the common stock of SCT Chassis as of December 31, 2015, for each person or group who is known by us to beneficially own more than 5% of the outstanding shares of the common stock of SCT Chassis, each of our directors and executive officers and for all of our directors and executive officers as a group. The following table is based on 69,044,081 shares of common stock of SCT Chassis outstanding as of December 31, 2015.

Name and address of beneficial owner(1)	Number of shares of common stock of SCT Chassis beneficially owned	Percent owned
5% Interest Holders
Seacastle	68,529,988	99.26%
Directors and Executive Officers
Keith Lovetro	64,518	*
Chris Annese	58,325	*
Gregg Carpene	46,511	*
Val Noel	29,406	*
Mark Michaels	12,315	*
All directors and executive officers as a group (5 persons)	211,075	*
Other stockholders as a group(2)	303,018	*

*
Percentage is less than 1% of the total number of outstanding shares of common stock.

(1)
The address for Seacastle and for each of the directors and executive officers is c/o Interpool, Inc., 750 College Road East, Princeton, New Jersey 08540.

(2)
Includes 131,327 shares of common stock of SCT Chassis held by Interpool.

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

	Year ended December 31,
(dollars in thousands)	2015	2014	2013
Fees charged to related parties:
Management fees	$33	$259	$435
Total revenue	2,242	1,766	1,028
Share-based compensation	—	13	42
Insurance allocation	96	93	89
Charges incurred from related parties:
Facility fees	—	258	270

Net fees charged:	$2,371	$1,873	$1,324

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

Disclosure of Interpool's policy for review, approval or ratification of transactions with related persons.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees and Services

        The following table sets forth the aggregate fees billed to the Company by Ernst & Young LLP for professional services rendered for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Audit Fees(1)	$1,200,702	$1,040,250
Tax Fees(2)	55,885	42,304
All Other Fees(3)	1,995	1,995

Total Fees	$1,258,582	$1,084,549

(1)
"Audit Fees" include audit fees for professional services rendered in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and comfort letter procedures.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

        (A) 1. Consolidated Financial Statements

        The following financial statements are included pursuant to Item 8 of this report:

        (A) 2. Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2015, 2014 and 2013	F-59

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
4.1
Indenture, dated as of August 9, 2012, by and among TRAC Intermodal LLC, TRAC Intermodal Corp., the guarantors named therein and Wells Fargo Bank, N.A., as Trustee and Notes Collateral Agent relating to the 11% Senior Secured Notes due 2019 (the "Indenture") (incorporated by reference to Exhibit 4.1 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
4.2
Supplemental Indenture, dated as of March 15, 2013, among TRAC Drayage LLC, TRAC Logistics LLC, the guarantors party thereto and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).

Exhibit Number	Description
4.3	Second Supplemental Indenture, dated as of October 21, 2015, by and among TRAC Intermodal LLC, TRAC Intermodal Corp., TRAC Chassis Pool Management LLC, TRAC Services LLC and Wells Fargo Bank, N.A., as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on October 23, 2015).
10.1
$725,000,000 Credit Agreement, dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.2
Amendment No. 1, dated as of December 20, 2012, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.3
Incremental Facility Amendment, dated as of December 20, 2012, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.3 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.4
Incremental Facility Amendment, dated as of January 24, 2013, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.4 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 as filed with the SEC on March 18, 2013).
10.5
Incremental Facility Amendment, dated as of March 4, 2013, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.5 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.6
Incremental Facility Amendment, dated as of June 3, 2013, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.6 to TRAC Intermodal LLC's Annual Report on Form 10-K filed with the SEC on March 25, 2014).
10.7
Incremental Facility Amendment, dated as of July 31, 2013, to the Credit Agreement dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on August 2, 2013).

Exhibit Number	Description
10.8	Incremental Facility Amendment, dated as of April 15, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on April 18, 2014).
10.9
Amendment No. 2, dated as of April 15, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on April 18, 2014).
10.10
Incremental Facility Amendment, dated as of November 25, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on November 26, 2014).
10.11
Incremental Facility Amendment, dated as of December 10, 2014, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on December 12, 2014).
10.12
Amendment No. 3, dated as of August 11, 2015, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 10-Q filed with the SEC on August 12, 2015).
10.13
Incremental Facility Amendment, dated as of August 11, 2015, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Current Report on Form 10-Q filed with the SEC on August 12, 2015).
10.14
Joinder Agreement, dated as of October 21, 2015, by and between TRAC Chassis Pool Management LLC and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on October 23, 2015).
10.15
Joinder Agreement, dated as of October 21, 2015, by and between TRAC Services LLC and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on October 23, 2015).
10.16
Amendment No. 4, dated as of December 10, 2015, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other loan parties identified therein, the lenders party thereto and Bank of America, N.A., as successor administrative agent (as successor in interest to JPMorgan Chase Bank, N.A.) (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on December 16, 2015).

Exhibit Number	Description
10.17	Incremental Facility Amendment, dated as of December 14, 2015, to the Credit Agreement dated as of August 9, 2012 by and among Interpool, Inc., the other loan parties identified therein, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on December 16, 2015).
10.18
Agreement of Lease, dated as of August 1, 2014, by and between ML7 College Road, LLC as Landlord, and Interpool, Inc. d/b/a TRAC Intermodal as Tenant (incorporated by reference to Exhibit 10.03 to TRAC Intermodal LLC's Quarterly Report on Form 10-Q filed with the SEC on August 12, 2014).
10.19
Management Shareholder Agreement, dated June 1, 2012, between Interpool Inc. d/b/a TRAC Intermodal, Seacastle Inc., SCT Chassis Inc., and Keith Lovetro (incorporated by reference to Exhibit 10.6 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.20
Management Shareholder Agreement, dated June 1, 2012, between Interpool Inc. d/b/a TRAC Intermodal, Seacastle Inc., SCT Chassis Inc., and David Serxner (incorporated by reference to Exhibit 10.7 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.21
Management Shareholder Agreement, dated June 1, 2012, between Interpool Inc. d/b/a TRAC Intermodal, Seacastle Inc., SCT Chassis Inc., and Christopher Annese (incorporated by reference to Exhibit 10.8 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.22
Management Shareholder Agreement, dated December 1, 2013, between Interpool Inc. d/b/a TRAC Intermodal, SCT Chassis Inc., and Val Noel (incorporated by reference to Exhibit 10.11 to TRAC Intermodal LLC's Annual Report on Form 10-K filed with the SEC on March 25, 2014).
10.23
General Release dated as of August 26, 2013 by and among Interpool Inc. d/b/a TRAC Intermodal, Seacastle Inc., SCT Chassis Inc., and David Serxner (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on October 9, 2013).
10.24
Amendment to Management Shareholder Agreement, dated as of January 1, 2015, between Interpool Inc. d/b/a TRAC Intermodal, Seacastle Inc., SCT Chassis Inc., and Christopher Annese (incorporated by reference to Exhibit 10.18 to TRAC Intermodal LLC's Annual Report on Form 10-K filed with the SEC on March 24, 2015).
10.25	Management Shareholder Agreement, dated June 1, 2015, between Interpool Inc. d/b/a TRAC Intermodal, SCT Chassis Inc., and Mark Michaels.
10.26	Form of Letter Agreements.
21.1	List of subsidiaries of TRAC Intermodal LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: March 4, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KEITH LOVETRO Keith Lovetro	Chief Executive Officer (Principal Executive Officer) and Manager of the registrant
Date: March 4, 2016
/s/ CHRIS ANNESE Chris Annese Date: March 4, 2016	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Manager of the registrant
/s/ GREGG CARPENE Gregg Carpene	General Counsel and Manager of the registrant
Date: March 4, 2016

INDEX TO FINANCIAL STATEMENTS

TRAC Intermodal LLC and Subsidiaries

Years Ended December 31, 2015, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
TRAC Intermodal LLC

        We have audited the accompanying consolidated balance sheets of TRAC Intermodal LLC and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), member's interest and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRAC Intermodal LLC and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Iselin, New Jersey
March 4, 2016

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

At December 31, 2015 and 2014

(Dollars in Thousands)

	December 31
	2015	2014
Assets
Cash and cash equivalents	$3,161	$4,256
Accounts receivable, net of allowances of $12,454 and $19,030, respectively	110,662	135,076
Net investment in direct finance leases	12,797	16,215
Leasing equipment, net of accumulated depreciation of $452,962 and $400,408, respectively	1,435,978	1,436,909
Goodwill	251,907	251,907
Other assets	32,991	20,399

Total assets	$1,847,496	$1,864,762

Liabilities and member's interest
Accounts payable	$13,593	$14,781
Accrued expenses and other liabilities	75,340	74,449
Deferred income taxes, net	127,580	102,467
Debt and capital lease obligations:
Due within one year	41,396	30,546
Due after one year	1,039,283	1,133,676

Total debt and capital lease obligations	1,080,679	1,164,222
Less unamortized debt issuance costs	18,350	21,555

Total debt and capital lease obligations less debt issuance costs	1,062,329	1,142,667

Total liabilities	1,278,842	1,334,364

Commitments and contingencies (Note 9)	—	—
Member's interest:
Member's interest	586,757	559,015
Accumulated other comprehensive loss	(18,103)	(28,617)

Total member's interest	568,654	530,398

Total liabilities and member's interest	$1,847,496	$1,864,762

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

	Year ended December 31
	2015	2014	2013
Revenues:
Equipment leasing revenue	$661,247	$588,287	$472,571
Finance revenue	1,536	2,111	3,254
Other revenue	28,641	36,590	39,419

Total revenues	691,424	626,988	515,244

Expenses:
Direct operating expenses	377,715	333,135	289,767
Selling, general and administrative expenses	91,279	84,346	58,031
Depreciation expense	72,128	72,114	71,791
(Recovery) provision for doubtful accounts	(258)	14,007	11,369
Impairment of leasing equipment	7,277	5,855	5,857
Early retirement of leasing equipment	—	37,766	—
Loss on modification and extinguishment of debt and capital lease obligations	19,852	315	904
Interest expense	80,246	86,837	91,085
Interest income	(19)	(61)	(287)
Other income, net	(1,394)	(925)	(2,074)

Total expenses	646,826	633,389	526,443

Income (loss) before provision (benefit) for income taxes	44,598	(6,401)	(11,199)
Provision (benefit) for income taxes	17,880	(3,445)	18,154

Net income (loss)	$26,718	$(2,956)	$(29,353)

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

	December 31
	2015	2014	2013
Net income (loss)	$26,718	$(2,956)	$(29,353)
Unrealized (loss) gain on derivative instruments, net of tax of $601, $585 and $(1,313), respectively	(923)	(899)	2,020
Derivative loss reclassified into earnings, net of tax of $(7,920), $(7,265) and $(7,774), respectively	12,257	11,025	12,204
Foreign currency translation loss, net of tax of $636, $364 and $398, respectively	(820)	(395)	(596)

Total other comprehensive income, net of tax	10,514	9,731	13,628

Total comprehensive income (loss)	$37,232	$6,775	$(15,725)

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Member's Interest

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

	Member's Interest	Accumulated Other Comprehensive Loss	Total Member's Interest
Balance, December 31, 2012	$590,883	$(51,976)	$538,907
Repurchase of shares from employees	(820)	—	(820)
Share-based compensation	1,181	—	1,181
Contribution from affiliate	42	—	42
Excess tax benefits restricted shares	73	—	73
Net loss	(29,353)	—	(29,353)
Other comprehensive income	—	13,628	13,628

Balance, December 31, 2013	$562,006	$(38,348)	$523,658
Repurchase of shares from employees	(858)	—	(858)
Share-based compensation	810	—	810
Contribution from affiliate	13	—	13
Net loss	(2,956)	—	(2,956)
Other comprehensive income	—	9,731	9,731

Balance, December 31, 2014	$559,015	$(28,617)	$530,398
Repurchase of shares from employees	(594)	—	(594)
Share-based compensation	625	—	625
Sale of Investment in indirect parent	993	—	993
Net income	26,718	—	26,718
Other comprehensive income	—	10,514	10,514

Balance, December 31, 2015	$586,757	$(18,103)	$568,654

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in Thousands)

	Year ended December 31
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$26,718	$(2,956)	$(29,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,227	72,365	72,026
(Recovery) provision for doubtful accounts	(258)	14,007	11,369
Amortization of deferred financing fees	6,760	6,763	6,183
Loss on modification and extinguishment of debt and capital lease obligations	19,852	315	904
Derivative loss reclassified into earnings	20,177	18,290	19,978
Ineffective portion of cash flow hedges	(85)	(84)	(82)
Impairment of leasing equipment	7,277	5,855	5,857
Early retirement of leasing equipment	—	37,766	—
Share-based compensation	625	810	1,181
Deferred income taxes, net	19,123	(4,351)	18,080
Other, net	(1,320)	(928)	(1,340)
Changes in assets and liabilities:
Accounts receivable	24,405	(35,264)	(43,888)
Other assets	(906)	(1,013)	(36)
Accounts payable	(1,188)	2,689	1,822
Accrued expenses and other liabilities	(12,072)	24,285	4,055

Net cash provided by operating activities	181,335	138,549	66,756
Cash flows from investing activities
Proceeds from sale of leasing equipment	11,528	8,265	7,066
Collections on net investment in direct finance leases, net of interest earned	3,665	4,622	5,706
Proceeds from sale of other assets, net of other investing activity	2,056	—	—
Purchase of leasing equipment	(75,357)	(149,376)	(141,113)
Purchase of fixed assets	(16,920)	(4,999)	(4,225)

Net cash used in investing activities	(75,028)	(141,488)	(132,566)
Cash flows from financing activities
Proceeds from long-term debt	1,179,194	148,000	142,000
Repayments of long-term debt	(1,263,736)	(148,292)	(87,290)
Cash paid for debt issuance fees	(9,999)	(3,156)	(2,267)
Premium paid for redemption of notes	(12,375)	—	—
Sale of investment in indirect parent	993	—	—
Excess tax benefits restricted shares	—	—	73
Repurchase of shares from employees	(594)	(858)	(820)

Net cash (used in) provided by financing activities	(106,517)	(4,306)	51,696
Effect of changes in exchange rates on cash and cash equivalents	(885)	(342)	(599)

Net decrease in cash and cash equivalents	(1,095)	(7,587)	(14,713)
Cash and cash equivalents, beginning of year	4,256	11,843	26,556

Cash and cash equivalents, end of year	$3,161	$4,256	$11,843

Supplemental disclosures of cash flow information
Cash paid for interest	$58,894	$61,609	$65,957

Cash (refunded) paid for taxes, net	$(854)	$1,136	$763

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

        The Company's fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by TRAC on behalf of third-party owners in pooling arrangements. As of December 31, 2015, the Company owned, leased-in or managed a fleet of approximately 311,375 chassis and units available for remanufacture. The net book value of the Company's owned equipment was approximately $1.45 billion.

        TRAC is a Delaware limited liability company and TRAC Intermodal Corp. is a Delaware corporation, both of which were formed on July 12, 2012 to facilitate the issuance of $300,000 aggregate principle amount of 11% Senior Secured Notes (the "Original Notes"). The Company conducts its business through its 100% owned subsidiary, Interpool, Inc. ("Interpool") and its consolidated subsidiaries. To date, neither the Company nor TRAC Intermodal Corp. have conducted any activities other than those incidental to their formation and the preparation of the offering memorandum relating to the Original Notes and a prospectus relating to the exchange of the Original Notes for notes which have been registered under the Securities Act of 1933, as amended (the "Securities Act") pursuant to the terms set forth in the prospectus (the "Exchange Notes" and together with the Original Notes, the "Notes"). The Company has no operations of its own so it is dependent upon the cash flows of its subsidiaries to meet its obligations under the Notes. Since the proceeds from the Original Notes were used to repay debt owed by Interpool, an intercompany note was entered into between TRAC and Interpool with terms identical to the Notes. The proceeds from the intercompany note arrangement with Interpool provides the funds for TRAC to service the interest and debt payments due under the Notes.

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

        The accompanying Consolidated Financial Statements of TRAC and subsidiaries (the "Consolidated Financial Statements") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The Company and its subsidiaries conduct business principally in one industry, the leasing of intermodal transportation equipment. The Company has two reportable segments, the Marine Market segment and the Domestic Market segment. The Marine Market and Domestic Market segments provide marine and domestic chassis to the world's leading shipping lines, motor carriers, major U.S. intermodal transportation companies and Class 1 railroads. The Company purchases equipment directly from manufacturers and shipping lines as well as through lease agreements, some of which qualify as capital leases. Primarily all of the Company's revenues and long-lived assets are attributable to the United States.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

1. Description of the Business and Basis of Presentation (Continued)

        For the years ended December 31, 2015, 2014 and 2013, approximately 58%, 62% and 70%, respectively, of the Company's total revenues were earned from its top 25 customers. Beginning in 2011 and continuing to the present, certain of the Company's shipping line customers changed to a business model in which they no longer provide chassis to motor carriers. Therefore, the Company is leasing marine chassis directly to over 3,600 motor carriers whose per diem billing rates are generally higher than that of shipping lines and railroad customers. Motor carrier billings represented approximately 56%, 48% and 25% of the Company's total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. As more shipping lines adopt this new business model, the Company anticipates growth in both the number of motor carrier customers and related billings.

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

        For the years ended December 31, 2015, 2014 and 2013, the Company earned approximately 41%, 45% and 52% of revenues from its top ten customers, respectively. The Company's largest customer accounted for approximately 7%, 6% and 7% of total revenues in 2015, 2014 and 2013, respectively. These revenues are included in the Domestic Market segment for 2015 and the Marine Market segment for 2014 and 2013. Based on balances due at December 31, 2015, the maximum amount of loss the Company would incur if this customer failed completely to perform according to the terms of their contracts would be $4,526. While the Company believes that it has properly reserved for uncollectible accounts receivable, it is possible that the Company may experience longer collection cycles. Although the Company is not dependent on any one customer for more than 7% of its revenue, deterioration in credit quality of several of the Company's major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

significant risk exists in connection with the Company's concentrations of credit as of December 31, 2015.

        The Company also has a concentration of credit within its direct finance lease portfolio. The Company's top three customers account for $12,197, $14,592 and $21,893 of the outstanding principal at December 31, 2015, 2014 and 2013, respectively which represents approximately 95%, 90% and 87% of the outstanding principal in those years. The Company does not record an allowance for credit losses associated with direct finance leases. If any of these customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable. Historically, the Company has not experienced losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable.

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

Remanufacture / Refurbishment of Leasing Equipment

        Chassis are long-lived assets, with an economic life of approximately 20 years for domestic chassis and 22.5 years for marine chassis. Older chassis can generally be remanufactured at the end of their useful life to provide 20 or more additional years of service rather than be replaced by new equipment. Remanufacturing provides a material cash savings compared to the cost of purchasing a new chassis. The remanufacturing process can bring an aged chassis up to a "like new" condition, and customers typically do not differentiate between new and remanufactured chassis. In addition to the cost savings, an additional benefit is that an older chassis can be remanufactured into any size unit, which provides excellent flexibility to meet demands of different equipment types as the market changes. Remanufacturing costs are capitalized and depreciated over the new useful life of the equipment. Remanufacturing costs capitalized totaled $41,211, $40,214 and $4,038 for the years ended December 31, 2015, 2014 and 2013, respectively.

        Alternatively, chassis meeting certain age and condition criteria can be refurbished. Refurbishments reflect improvements that go beyond preventive maintenance and normal repairs, thus serving to increase the cash flow generating capability of the refurbished asset. Cash flows are enhanced through extending the useful life of the asset or otherwise altering its structural state to be more marketable. Refurbishment costs are capitalized and depreciated over the remaining / extended useful life of the equipment. Refurbishment costs capitalized totaled $12,701, $2,712 and $3,124 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Capitalized Software

        In accordance with FASB ASC Topic 350-40 "Internal Use Software", the Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are included in Other assets in the Consolidated Balance Sheets and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, approximately 7 years.

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

        The manner in which a derivative instrument is recorded depends on whether it qualifies for hedge accounting. The Company applied hedge accounting and designated and accounted for its interest rate swap contracts as cash flow hedges. For effective cash flow hedges, changes in fair value were deferred

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

and recorded in AOCI in the Consolidated Balance Sheets. The ineffective portion of cash flow hedges was recognized in earnings immediately and recorded in Interest expense in the Consolidated Statements of Operations. On August 9, 2012, in connection with the closing of the sale of the Original Notes and the asset based senior secured credit agreement (the "ABL Facility") and the repayment of the $630,000 senior secured credit agreement with BNP Paribas CC, Inc. (f/k/a Fortis Capital Corp.) and a group of lenders with Fortis acting as the agent entered into on July 10, 2008 (the "Fortis Facility"), the Company terminated all of its interest rate derivatives. Balances in Accumulated other comprehensive loss for terminated derivatives are being reclassified into earnings over the remaining life of the item previously hedged. Terminated interest rate derivatives are reviewed periodically to determine if the forecasted transactions remain probable of occurring. If the forecasted transactions were deemed remote, the related portion of the gain or loss associated with the terminated derivative included in AOCI would be recognized in the Consolidated Statement of Operations immediately. On January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG. See also Notes 8, 11, 16 and 18 for further information.

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

Provision for Doubtful Accounts

        The Company determines the provision for doubtful accounts based on its assessment of the collectability of its receivables. The Company identifies these accounts based on two methods: (1) a customer-by-customer basis and (2) an allowance method. In the first method, the Company reviews certain accounts based on size, payment history and third-party credit reports and places a likelihood of default percentage on each account individually. For the remaining receivable balance, the Company applies a delinquency factor based on prior history which represents the Company's best estimate of those accounts that will become uncollectible. Changes in economic conditions and trends may require a re-assessment of the risk and could result in increases or decreases in the allowance for doubtful accounts.

Sales of Leasing Equipment

        Sales of leasing equipment consist of sales of equipment to third parties, as well as billings to customers for lost or damaged equipment. The Company records the gains and losses from the sales of leasing equipment as part of Other income, net in the Consolidated Statements of Operations. Gains and losses are recognized upon completion of the sale based upon the sales price and the book value of the equipment. For the years ended December 31, 2015, 2014 and 2013, the Company recorded net gains of $1,327, $928 and $1,340, respectively.

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

New Accounting Standards

Adopted in 2015

        In June 2014, the FASB issued authoritative guidance on accounting for Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The amendments in this update are effective for annual periods and interim periods beginning after December 15, 2015. Earlier adoption is permitted. The Company adopted this guidance for the year ended December 31, 2015 which had no impact on the Company's Consolidated Financial Statements.

        In August 2014, the FASB issued authoritative guidance on accounting for Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The amendments in this update provide guidance on management's responsibility in evaluating whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. U.S. auditing standards and federal securities law require that an auditor evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date of the financial statements being audited. Because of the lack of guidance in U.S. GAAP and the differing views about when there is substantial doubt about an entity's ability to continue as a going concern, there is diversity in whether, when, and how an entity

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

discloses the relevant conditions and events in its footnotes. These amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted this guidance for the year ended December 31, 2015 which did not change the disclosures in the Notes to the Consolidated Financial Statements.

        In April 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). This update requires that debt issuance cost related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts, without changing existing recognition and measurement guidance for debt issuance costs. The new guidance is required to be applied on a retrospective basis and to be accounted for as a change in an accounting principle. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and early adoption of the amendments in this update is permitted. The Company adopted this standard for the year ended December 31, 2015 on a retrospective basis and has reclassified $18,350 and $21,556 of unamortized debt issuance cost at December 31, 2015 and 2014, respectively from Other assets to offset Debt and capital lease obligations in the Consolidated Balance Sheet. The reclassification affected only the balance sheet and had no impact on income from continuing operations, net income, retained earnings or net assets. See Note 7.

        In September 2015, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on accounting for Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"). The guidance requires that adjustments to provisional amounts recognized in a business combination be recorded during the measurement period in the period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period's financial statements, the effects on earnings of changes in depreciation, amortization, or other income effects, if any, as the result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additional disclosures are required to clarify the impact the adjustments to provisional amounts would have had on prior periods (by income statement line item). The update is effective for reporting periods beginning after December 15, 2015 and for interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance for the year ended December 31, 2015 which had no impact on the Company's Consolidated Financial Statements.

Pending Adoption

        In May 2014, the FASB issued authoritative guidance on accounting for Revenue from Contracts with Customers (Topic 606): ("ASU 2014-09"). This update supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance was effective for fiscal years and interim periods beginning after December 15, 2016 and early application was not permitted. However on

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

July 9, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years and interim periods beginning after December 15, 2017. The FASB also decided to allow early adoption but no earlier than the original effective date of December 15, 2016. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

        On February 25, 2016, the FASB issued authoritative guidance on accounting for Leases (Topic 842): ("ASU 2016-02"). The FASB is issuing this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Entities are required to adopt this guidance using a modified retrospective approach. The Company is currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

        No other new accounting pronouncements issued or effective during 2015 had or are expected to have a material impact on the Company's Consolidated Financial Statements.

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

        The Company has non-cancelable operating leases for its leasing equipment. At December 31, 2015, future minimum lease revenue under these agreements is estimated as follows:

2016	$63,953
2017	40,663
2018	9,710
2019	7,840
2020	3,189
Thereafter	699

$126,054

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

        As of December 31, 2015 and 2014, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $8,673 and $8,778, respectively.

        At December 31, 2015, receivables under these direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2016	$3,869	$1,131	$2,738
2017	10,350	393	9,957
2018	89	5	84
2019	4	2	2
2020	3	1	2
Thereafter	15	1	14

	$14,330	$1,533	$12,797

        As of December 31, 2014, the Company had total lease receivables, unearned lease income and net lease receivables of $19,271, $3,056 and $16,215, respectively. The unguaranteed residual values are reflected in "Total Lease Receivables" above.

        Historically, the Company has not experienced losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable. If customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

4. Leasing Equipment

        The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	December 31
	2015	2014
Total leasing equipment	$1,888,940	$1,837,317
Less accumulated depreciation	(452,962)	(400,408)

Leasing equipment, net of accumulated depreciation	$1,435,978	$1,436,909

        Leasing equipment includes assets recorded under capital leases of $121,817 and $182,688 with accumulated depreciation of $46,304 and $53,016 at December 31, 2015 and 2014, respectively.

        In conjunction with the analysis of the Company's fleet in the second quarter of 2014, discussed below, management performed a review of the estimated useful life of its domestic chassis, currently at 17.5 years, versus marine chassis at 22.5 years. Such analysis involved inspections of a sampling of 53' chassis located across the United States for the purpose of evaluating their physical condition to assess future operating potential, allowing for normal maintenance and repair over the extended life. Based on such review, management believes extending the useful life of its domestic chassis fleet to 20 years is appropriate and better reflects its expected service life. Accordingly, this change in accounting estimate took effect as of April 1, 2014 and had the effect of reducing depreciation expense and increasing pre-tax income for the nine months ended December 31, 2014 by approximately $3,931.

Impairment of Leasing Equipment

        The Company periodically analyzes the usability of leasing equipment at remanufacturing facilities, depots and other storage facilities. Certain leasing equipment is rejected in the remanufacturing process due to rust and corrosion or if otherwise determined to be unusable for future remanufacturing. Additionally, due to the frequent movement of the Company's assets in its operations, its chassis and axles are subject to shrinkage. Impairment charges are recorded based on management's ongoing analysis of the impairment indicators described in Note 2, and include estimates of shrinkage and other charges based on recent historical experience. Impairment of leasing equipment amounted to $7,277, $5,855 and $5,857 for the years ended December 31, 2015, 2014 and 2013, respectively. The 2013 impairment charges is net of an insurance recovery of $494 that the Company received related to the theft of axles that occurred in 2010 and 2011.

        The following is a summary of the Company's impairment charges recorded for the years ended December 31, 2015, 2014 and 2013 by category:

	December 31
	2015	2014	2013
Shrinkage	$1,102	$218	$51
Corroded/Unusable	4,128	2,527	658
Impairment	2,047	3,110	5,642
Insurance recoveries	—	—	(494)

Total impairment of leasing equipment	$7,277	$5,855	$5,857

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

Chassis Retirements

        As a result of the continuing shift in the Company's business model and the significant impact of consummating deals during the second quarter of 2014, management developed a multi-year fleet requirements projection for its Marine Market segment which considered relevant factors such as market growth, the current performance of the marine chassis pools and utilization under pool versus term arrangements among other factors. Based on such analysis, the Company determined it had an excess amount of chassis in its Marine Market segment, specifically 20' chassis and to a lesser degree 40' chassis. Other non-standard type chassis were similarly considered for retirement given the significant influx of assets associated with the shipping line chassis purchases. Total charges incurred during the second quarter of 2014 associated with retiring approximately 11,000 identified chassis amounted to $14,766.

Axle Retirements

        Retiring approximately 11,000 chassis will produce an almost equivalent number of axle sets available for the future remanufacturing of chassis. Accordingly, management performed a similar review of the types, quality and quantity of axle sets residing at depots and identified certain types, such as German and Square axles, which are deemed to be less cost effective to remanufacture or repair due to the difficulty of obtaining spare parts. Accordingly, approximately 9,000 axle sets have been written-off in the second quarter of 2014 amounting to $23,000. Axles are not assigned to the Company's reportable segments. The value of idle chassis and axle sets are included in Leasing equipment in the Other category in the Company's segment disclosure.

        The total of the above retirement charges of $37,766 is recorded in Early retirement of leasing equipment in the Consolidated Statements of Operations.

5. Capitalized Software Development Costs

        In 2014, the Company's Investment Committee approved the proposal to replace its principal operating and financial reporting systems, named "Project Helix" to provide more functional capabilities necessitated by new business requirements emerging from the industry shift to the motor carrier model. In conjunction with application development efforts during the years ended December 31, 2015 and 2014, the Company capitalized $9,675 and $952, respectively of eligible costs in accordance with ASC 350-40, Internal-Use Software. These costs are included in Other assets in the Consolidated Balance Sheet. Once the software is substantially complete and ready for its intended use,

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

5. Capitalized Software Development Costs (Continued)

capitalization will cease. Capitalized software costs will be amortized on a straight-line basis over seven years, the estimated useful life of the software.

6. Goodwill

        Management has determined that the Company has two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance has been assigned to these two reporting units using a relative fair value allocation approach. The goodwill balance for the Marine Market segment was $134,019 at both December 31, 2015 and 2014. The goodwill balance for the Domestic Market segment was $117,888 at both December 31, 2015 and 2014. At December 31, 2015, there are no accumulated impairment losses related to Goodwill. Based upon the annual assessment of goodwill, the Company concluded that no impairment existed during the years ended December 31, 2015, 2014 and 2013.

7. Borrowings

        The following is a summary of the Company's borrowings:

	December 31
	2015		2014
	Debt Instrument	Debt Issuance Cost	Debt Instrument	Debt Issuance Costs
Senior Secured 11% Notes	$150,000	$2,746	$300,000	$7,058
ABL Facility	867,000	15,585	759,000	14,470
Loans Payable CIMC	14,519	16	16,950	20
Capital lease obligations	49,160	3	88,272	7

Total	1,080,679	$18,350	1,164,222	$21,555

Less current maturities	(41,396)		(30,546)

Long-term debt, less current maturities	$1,039,283		$1,133,676

        The Company's debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 5.37%, 5.78% and 6.11% for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average interest rates disclosed are calculated as "all-in" rates which include interest expense and amortization of agents' fees and deferred financing fees.

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

        TRAC has no operations of its own so it is dependent upon the cash flows of its subsidiaries to meet its obligations under the Notes. Since the proceeds from the Notes were used to repay debt owed by Interpool, an intercompany note was entered into between TRAC and Interpool with terms identical to the Notes. The servicing of the intercompany note arrangement by Interpool provides the funds for TRAC to service the interest and debt payments due under the Notes.

        The indenture governing the Notes also contains various restrictive covenants, including limitations on the payment of dividends and other restrictive payments, limitations on incurrence of indebtedness, investments, creation of liens and limitations on asset sales. The proceeds from the offering of the Notes were used to repay existing indebtedness of Interpool, including interest rate swap liabilities, and for general corporate purposes. The Company incurred approximately $9,555 in fees and expenses related to the note offering. These fees and expenses are classified as deferred financing fees and reflected as a deduction from the carrying amount of the debt liability. These fees are being amortized into interest expense over the seven year term of the Notes.

        On August 17, 2015, the Company borrowed $176,000 under its ABL Facility which carries an interest rate of one-month USD LIBOR + 2.25%. The funds were used to finance the redemption of $150,000 in aggregate principal amount of the outstanding Notes at a redemption price equal to 108.250 of such aggregate principal amount. Approximately $162,375 was paid to redeem the Notes, $150,000 aggregate principal amount and a premium of $12,375, and approximately $3,058 of deferred financing fees were expensed upon redemption.

        The aggregate principal amount of Notes outstanding was $150,000 and $300,000 at December 31, 2015 and 2014. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2015, 2014 and 2013 was 11.53%, 11.54% and 11.50%, respectively.

        The Company has analyzed each of the redemption features included in the Notes to determine whether any of these embedded features should be bifurcated in accordance with the Derivatives and Hedging Topic of the FASB ASC (ASC 815). The Company has concluded that the redemption feature which offers optional redemption by the Company of up to 35% of the aggregate principal amount of the Notes at a redemption price of 111% of the aggregate principa1 amount of the Notes using the cash proceeds of an equity offering qualifies as a feature that should be bifurcated under ASC 815. The Company has determined that the resulting measurement of the fair value of this derivative is

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

immaterial to the consolidated financial statements, and will reassess the fair value of this derivative each reporting period with any changes recorded in earnings.

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

        From December 2012 to December 2014 the ABL Facility was amended numerous times, each time increasing the revolving commitment. During this time, the revolving commitment was increased from $725,000 at December 31, 2012 to $1.25 billion at December 31, 2014. Fees paid in connection with these amendments totaled $3,113. These fees were classified as deferred financing fees and are reflected as a deduction from the carrying amount of the debt liability. These fees are being amortized into interest expense over the remaining term of the ABL Facility.

        Additionally, on April 15, 2014, the Company entered into an agreement with its lenders to amend the ABL Facility. The interest rate on the ABL Facility was decreased to LIBOR plus 2.25% from LIBOR plus 2.75%. Fees paid in connection with this amendment were $1,880. These fees were classified as deferred financing fees and are reflected as a deduction from the carrying amount of the debt liability. These fees are being amortized over the remaining life of the loan. A Current Report on Form 8-K was filed with the SEC on April 18, 2014 in connection with the amendment.

Amendments to ABL Facility 2015

        On August 11, 2015, Interpool entered into Amendment No. 3 to Interpool's existing asset backed credit agreement, with the loan parties listed therein, the lenders named therein and the JPMorgan Chase Bank as Administrative Agent. Pursuant to Amendment No. 3, the definition of "Payment Conditions" was amended by modifying the calculation used for purposes of determining the amount of any permitted acquisition, investment, asset sale and restricted payment the Company may make as well as any indebtedness the Company may prepay under the Credit Agreement. Under Amendment No. 3, the aggregate total revolving commitment available under the ABL Facility was also increased from $1.25 billion to $1.40 billion.

        In addition, on August 11, 2015, Interpool entered into an incremental facility amendment (the "August 2015 Incremental Amendment") to the Credit Agreement. Pursuant to the August 2015 Incremental Amendment, Interpool obtained additional revolving commitments under the ABL Facility through its Administrative Agent from Citibank, N.A., as a new lender in the amount of $100,000 and from existing lender, City National Bank, in the amount of $9,000. Three existing lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch reduced their commitments by $22,750, $22,750 and $13,500, respectively resulting in an aggregate increase in revolving commitments of $50,000. As a result of the August 2015 Incremental Amendment, lenders

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

have committed to an aggregate total revolving commitment under the Credit Agreement of $1.30 billion.

        In accordance with FASB ASC Topic 470-50, Modifications and Extinguishments of Debt, the Company evaluated the accounting for financing fees on a lender by lender basis. Since three lenders reduced their commitments under the ABL Facility, the Company recognized a loss on modification of debt of $739. This amount is recorded in Loss on modification and extinguishment of debt and capital lease obligations in the Consolidated Statement of Operations. Additionally, costs incurred in connection with the Amendment No. 3 and the August 2015 Incremental Amendment for commitment, arrangement and other fees were approximately $749. These fees are classified as deferred financing fees and reflected as a deduction from the carrying amount of the debt liability. These fees will be amortized into interest expense over the remaining term of the ABL Facility.

        On December 10, 2015, Interpool entered into Amendment No. 4 to the Company's existing asset based credit agreement among the loan parties listed therein, the lenders named therein, and Bank of America, N.A., as successor administrative agent (as successor in interest to JPMorgan Chase Bank, N.A.). Under Amendment No 4, the percentage per annum for alternative base rate loans (the "ABR Rate") and Eurodollar loans (the "Eurodollar Rate") was lowered from 1.25% to 1.00% and from 2.25% to 2.00%, respectively, until December 10, 2016, the first anniversary of the date of Amendment No. 4. Thereafter, the ABR Rate and the Eurodollar Rate each will be subject to increases or decreases based on average daily availability during the most recently ended fiscal quarter to a range of between 1.25% and 0.75% and between 2.25% and 1.75%, respectively. In addition, certain financial and negative covenants were relaxed and the definition of "Payment Conditions" was amended by modifying the calculation used for purposes of determining the amount of any permitted acquisition, investment, asset sale and restricted payment the Company may make as well as any indebtedness the Company may prepay. Under the Amendment No. 4, the maximum total revolving commitment under the Credit Agreement was increased from $1.40 billion to $1.50 billion and the maturity date of the revolving credit facility was extended from August 9, 2017 to December 10, 2020. Finally, the lenders party to the Credit Agreement appointed Bank of America, N.A., as Administrative Agent (as successor in interest to JPMorgan Chase Bank, N.A. in such capacity) under the Credit Agreement and other loan documents. As a result of the Amendment No. 4, the aggregate total revolving commitment of the existing lenders under the Credit Agreement decreased from $1.30 billion to $1.25 billion.

        Additionally, on December 14, 2015, the Company entered into the "December 2015 Incremental Amendment") to the Credit Agreement among the loan parties listed therein, the lenders named therein and the Administrative Agent. Pursuant to the December 2015 Incremental Amendment, the Company obtained additional revolving commitments under the Credit Agreement through its Administrative Agent from DVB Bank SE, in the amount of $50.0 million. As a result of the Incremental Amendment, the aggregate total revolving commitment of the existing lenders under the Credit Agreement is $1.30 billion.

        The ABL Facility, as amended, has a maturity date of December 10, 2020 (provided such maturity is at least 91 days prior to the maturity of the Notes or senior notes the Company may issue, subject to certain exceptions) and borrowings are limited to a maximum amount (the "Borrowing Base") equal to the sum of (i) 85% multiplied by eligible accounts receivable (including Canadian accounts receivable), plus (ii) the lesser of (a) 85% multiplied by the sum of the net book GAAP depreciated value for

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

eligible rental fleet assets not subject to a direct finance lease and the net investment in accordance with U.S. GAAP with respect to eligible rental fleet assets subject to a direct finance lease (in each case, including rental fleet assets located in Canada and up to the lesser of 5% of the Borrowing Base and $60,000 of fleet assets located in Mexico) and (b) 80% multiplied by the net orderly liquidation value percentage identified in the most recent rental fleet asset appraisals multiplied by the sum of the net book GAAP depreciated value for eligible rental fleet assets not subject to a direct finance lease and the net investment in accordance with U.S. GAAP with respect to eligible rental fleet assets subject to a direct finance lease (in each case, including rental fleet assets located in Canada and up to the lesser of 5% of the Borrowing Base and $60,000 of fleet assets located in Mexico), less (iii) reserves established by the Administrative Agent. Field exams and appraisals will be conducted on a periodic basis, the frequency of which increases subject to certain availability triggers or during the continuance of an event of default

        The ABL Facility bears an interest rate equal to the Adjusted LIBO Rate for the applicable Interest Period plus the Applicable Rate for Eurodollar Loans or the Alternate Base Rate plus the Applicable Rate for ABR Loans (all as defined in the ABL Facility). Until December 10, 2016, the Applicable Rate is equal to (i) 2.00% for Eurodollar Loans, and (ii) 1.00% for ABR Loans. Thereafter, the Applicable Rate is subject to increase or decrease on the first business day of each fiscal quarter, based on the Average Availability (as defined in the ABL Facility) for the then most recently ended fiscal quarter, as set forth below:

Average Availability	Eurodollar Loans	ABR Loans
<$300 million	2.25%	1.25%
$300 million to <$600 million	2.00%	1.00%
>$600 million	1.75% *	0.75% *

*
Applies only if the Total Leverage Ratio for Test Period in effect (each as defined in the ABL Facility) does not exceed 3.50 to 1.00.

        The ABL Facility contains various representations and covenants, including the financial covenants described below. A minimum fixed charge coverage ratio of 1.00 to 1.00 shall be required for applicable testing periods on any day on which Average Availability is less than the greater of (i) 12.5% of the Total Revolving Commitment (all as defined in the ABL Facility) and (ii) $100,000, and shall continue to be required until the date on which Average Availability shall have exceeded such thresholds for at least 30 consecutive days. A maximum senior secured leverage ratio for the applicable testing periods of (i) 5.25 to 1.00 for Test Periods ending from the effective date of the ABL Facility to December 31, 2016, (ii) 5.00 to 1.00 for Test Periods ending March 31, 2017 to December 31, 2017, and (iii) 4.50 to 1.00 for Test Periods ending March 31, 2018 to the maturity date shall be required on any day on which Availability (as defined in the ABL Facility) is less than the greater of (i) 12.5% of the Total Revolving Commitment and (ii) $100,000, and shall continue to be required until the date on which Availability shall have exceeded such thresholds for at least 30 consecutive days.

        In addition to the above financial covenants, the ABL Facility contains restrictions, which include but are not limited to, restrictions on the creation of liens, the incurrence of additional indebtedness

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

(including guarantee obligations), investments, asset dispositions, sale and leaseback transactions, swap agreements, optional payments and modifications of subordinated and other debt instruments, changes in fiscal year, negative pledge clauses and other burdensome agreements, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, restricted payments (including dividends and other payments in respect of capital stock), asset sales or transfers, amendments of material documents and transactions with respect to PoolStat®. The ABL Facility also provides for cash dominion subject to certain availability triggers.

        In accordance with FASB ASC Topic 470-50, Modifications and Extinguishments of Debt, the Company evaluated the accounting for financing fees on a lender by lender basis. Since several lenders withdrew from the ABL Facility, the Company recognized a loss of $2,647. This amount is recorded in Loss on modification and extinguishment of debt and capital lease obligations in the Consolidated Statement of Operations. Additionally, costs incurred in connection with the Amendment No. 4 and the December 2015 Incremental Amendment for commitment, arrangement and other fees were approximately $9,250 and are classified as deferred financing fees and reflected as a deduction from the carrying amount of the debt liability. These fees along with the unamortized deferred costs related to the old arrangement will be amortized into interest expense over the term of the new arrangement, through December 9, 2020.

        The amount outstanding under this facility was $867,000 and $759,000 at December 31, 2015 and 2014, respectively. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2015, 2014 and 2013 was 3.51%, 3.60% and 4.03%, respectively. At December 31, 2015, $343,481 additional borrowing capacity was available under this facility.

Swaps

        On August 9, 2012, in connection with the closing of the sale of the Original Notes and the ABL Facility and the repayment of the Fortis Facility, the Company terminated all six interest rate derivatives.

        On January 10, 2013, the Company entered into a new interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument. The Company receives one month LIBOR with interest payable at a rate of 0.756% on the notional amount. At December 31, 2015, one month LIBOR was 0.4295%. The agreement terminates on August 9, 2017. See Note 8.

Loans Payable CIMC

        During 2010, the Company contracted for the remanufacture and financing of 3,135 chassis with CIMC Vehicles Group Ltd. and CIMC Transportation Equipment, Inc. (collectively, "CIMC"). CIMC financed 90% of the acquisition cost of these remanufactured chassis. This equipment was delivered in eight tranches as manufacturing was completed over various delivery dates from October 11, 2010 to June 30, 2011 and eight corresponding financing agreements were signed. The term of each agreement is 120 months commencing on the acceptance date of the equipment. Amounts outstanding under these agreements bear an interest rate equal to LIBOR plus a margin and payments are made quarterly. Upon registration, CIMC is listed as the first lien holder on all certificates of title to the equipment. At

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

December 31, 2015 and 2014, $14,519 and $16,950 was outstanding under these agreements. The weighted-average interest rates for the years ended December 31, 2015, 2014 and 2013 were 4.59%, 4.53% and 4.56%, respectively.

Capital Lease Obligations

        At December 31, 2015 and 2014, the total capital lease obligations outstanding associated with leasing equipment were $49,160 and $88,272, respectively. The capital lease obligations mature in varying amounts from 2016 through 2021 and have stated or implicit rates ranging from 3.53% to 7.07%. The weighted-average interest rates for the years ended December 31, 2015, 2014 and 2013 were 4.81%, 4.96% and 5.10%, respectively.

        On December 31, 2014 the Company exercised an early purchase option for one of its capital leases. The Company purchased 1,371 chassis for approximately $12,032 and recognized a loss on modifications and extinguishment of debt and capital lease obligations of $225.

        During 2015, the Company exercised early purchase options for several of its capital leases. The Company purchased 1,537 chassis for approximately $11,855 and recognized a loss on modifications and extinguishment of debt and capital lease obligations of $860. Additionally during 2015, the Company exercised purchase options from two maturing capital leases. The Company purchased 5,161 chassis for an aggregate price of $14,644.

Assets Pledged as Collateral

        The Company's debt obligations are collateralized by the Company's Leasing equipment and Net investment in direct finance leases. As of December 31, 2015 and 2014, assets pledged as collateral are as follows:

	December 31
	2015	2014
ABL Facility	$1,344,961	$1,276,781
CIMC Loans	26,609	27,966
Capital Lease Obligations	75,653	129,670

Total Pledged as Collateral	$1,447,223	$1,434,417

        The Company's 11% Senior Secured Notes are secured on a second-priority lien basis. Collateral generally consists of cash, owned chassis, accounts receivable, and investment property of the guarantors including, with limitations, the equity of the non-guarantors.

Covenants

        At December 31, 2015, under the Company's debt instruments, the Company is required to maintain certain financial covenants (as defined in each agreement) including Minimum Tangible Net Worth tests, Funded Debt to Tangible Net Worth, Senior Secured Leverage Ratio and a Fixed Charge Coverage test. As of December 31, 2015, the Company was in compliance with all covenants.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

Debt Maturities

        The Company's outstanding debt, including capital lease obligations, as of December 31, 2015 matures as follows:

2016	$41,396
2017	10,493
2018	7,883
2019	153,425
2020	866,565
Thereafter	917

$1,080,679

8. Derivatives and Hedging Activities

        On August 9, 2012, in connection with the closing of the sale of the Original Notes and the ABL Facility and the repayment of the Fortis Facility, the Company terminated all six existing interest rate derivatives. Additionally, on January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument. The Company receives one month LIBOR with interest payable at a rate of 0.756% on the notional amount. At December 31, 2015, one month LIBOR was 0.4295%. The agreement terminates on August 9, 2017.

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

        For additional disclosures related to derivative instruments, see Notes 2, 11 and 16.

        The Company held the following interest rate derivative designated as a cash flow hedge as of December 31, 2015:

Hedged Item	Current Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Leg Interest Rate	Fair Value Gain(a)
ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$576

(a)
This interest rate derivative is recorded in Other Assets in the Consolidated Balance Sheets.

        At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted- Average Fixed Leg Interest Rate	Weighted- Average Remaining Term
December 31, 2015	$300,000	0.756%	1.5 years
December 31, 2014	$300,000	0.756%	2.5 years
December 31, 2013	$300,000	0.756%	3.5 years

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

8. Derivatives and Hedging Activities (Continued)

        The following table sets forth the net of tax effect of the Company's cash flow hedge derivative instruments on the Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013:

	Effective Portion				Ineffective Portion
	Derivative Instruments	Change in Unrealized Gain (Loss) Recognized in OCI on Derivatives(a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income(b)	Classification of (Gain) Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative(c)
December 31, 2015	Interest rate derivatives	$(1,982)	Interest expense	$13,316	Interest expense	$(85)
December 31, 2014	Interest rate derivatives	$(2,005)	Interest expense	$12,131	Interest expense	$(84)
December 31, 2013	Interest rate derivatives	$1,081	Interest expense	$13,143	Interest expense	$(82)

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

	2015	2014	2013
Net settlements of interest rate derivatives, net of tax of ($685), ($720) and ($610), respectively	$1,059	$1,106	$939
Amortization of terminated derivatives, net of tax of ($7,920), ($7,265) and ($7,774), respectively	12,257	11,025	12,204

	$13,316	$12,131	$13,143

(c)
Amounts impacting income not related to OCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

8. Derivatives and Hedging Activities (Continued)

        The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the years ended December 31, 2015, 2014 and 2013:

											Amount of Deferred Loss Expected to be Amortized over the Next 12 months
							Unamortized Deferred (Gain) Loss at December 31, 2015	Amount of Deferred Loss Amortized (including Accelerated Amortization) into Interest Expense
	Original Maximum Notional Amount
		Effective Date	Maturity Date	Fixed Rate %	Termination Date	Deferred Loss Upon Termination
Hedged Item								2015	2014	2013
(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$(6)	$(2)	$10	$33	$(6)
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	(17)	(6)	45	141	(14)
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	—	—	200	413	—
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	—	—	44	65	—
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	—	—	139	235	—
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	904	662	145	—	526
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	682	698	146	—	471
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	—	—	(166)	(84)	—
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	—	—	(167)	102	—
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(45)	(58)	(61)	(59)	(44)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(134)	(206)	(247)	(209)	(114)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	—	—	335	809	—
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	204	330	469	678	197
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	666	1,321	2,135	2,944	579
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	—	—	3,437	5,477	—
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	—	—	6,578	7,200	—
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	—	—	1,960	2,233	—
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	25,646	17,438	3,288	—	14,763

Total						$127,529	$27,900	$20,177	$18,290	$19,978	$16,358

(a)
This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)
This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)
This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)
This hedged item is referred to as Chassis Financing Program, Portfolio A

        The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on an active interest rate derivative in the amount of $208 (which is net of tax of $135) and amortization of deferred losses on the Company's terminated derivatives of $9,934 (which is net of tax of $6,424).

9. Commitments and Contingencies

Purchase Commitments

        The Company's current chassis purchase commitments are related to commitments to refurbish and remanufacture chassis. At December 31, 2015, commitments for capital expenditures for leasing equipment totaled approximately $40,297, of which $37,517 and $2,780 was committed for 2016 and 2017, respectively.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

9. Commitments and Contingencies (Continued)

Lease Commitments

        The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2025. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases was $14,417, $8,541 and $9,660 for the years ended December 31, 2015, 2014 and 2013, respectively.

        As of December 31, 2015, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was as follows:

2016	$15,672
2017	12,393
2018	5,168
2019	3,767
2020	3,407
Thereafter	15,532

$55,939

        The Company is party to various capital leases and is obligated to make payments related to its long-term borrowings. See Note 7.

Guarantees and Indemnifications

        In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to any of the following: tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and have accrued for any expected losses that are probable. No losses have been accrued at December 31, 2015 and 2014.

        At December 31, 2015, the following guarantees and indemnifications for which payments are possible are as follows:

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

9. Commitments and Contingencies (Continued)

ILWU Roadability Program—Inspection Fees

        A recent agreement reached between the Pacific Maritime Association ("PMA") and the International Longshore and Warehouse Union ("ILWU") provides for mandatory roadability inspections (subject to limited exceptions) of all chassis before they leave any of the West Coast terminals where the ILWU has jurisdiction (the "ILWU Roadability Program"). In connection with this program, we have received invoices and payment demands from certain host locations. We are currently disputing such fees because, among other reasons, we believe there is no legal basis for them to be imposed and the ILWU Roadability Program provides for inspections beyond those required by applicable law. Since we believe that any amounts we may be required to pay are not probable, we are not currently accruing such expenses in our financial statements. As of December 31, 2015, we have received invoices aggregating approximately $1.8 million.

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

        Domestic and foreign pre-tax income was as follows:

	Year ended December 31
	2015	2014	2013
Domestic	$42,204	$(7,988)	$(13,472)
Foreign	2,394	1,587	2,273

Total	$44,598	$(6,401)	$(11,199)

        The provision (benefit) for income taxes is comprised of the following:

	Year ended December 31
	2015	2014	2013
Current taxes:
Federal	$10	$(795)	$796
State	(211)	713	54
Foreign	162	67	398

Total current taxes	(39)	(15)	1,248

Deferred taxes:
Federal	15,101	(2,115)	14,211
State	2,832	(1,395)	1,936
Foreign	(14)	80	759

Total deferred taxes	17,919	(3,430)	16,906

Total provision (benefit) for income taxes	$17,880	$(3,445)	$18,154

        The increase in the tax provision in 2015 compared to 2014 was due to the increase in the Company's earnings. The decrease in the tax provision in 2014 compared to 2013 was due primarily to the Company recognizing for tax purposes in 2013 a $56,120 gain from the distribution of stock in a related company. The recognized gain was fully offset by net operating loss carryforwards.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

10. Income Taxes (Continued)

        A reconciliation of the U.S. statutory tax rate to the effective tax rate for continuing operations follows:

	Year ended December 31
	2015	2014	2013
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes	5.8	12.9	(12.2)
Foreign earnings taxed at other than 35%	(1.1)	7.5	(4.8)
Gain	—	—	(175.3)
Changes in uncertain tax positions	—	(6.3)	(0.1)
Valuation allowances	—	5.1	(5.6)
Permanent tax items	0.4	(0.4)	0.9
Other	—	—	—

Effective tax rate	40.1%	53.8%	(162.1)%

        In all years the effective tax rate differs from the U.S. federal tax rate of 35% due to state and local income taxes and foreign earnings. In 2015 the effective tax rate decreased due to the significant increase in domestic pre-tax income relative to worldwide earnings. In addition, in 2014, the effective tax rate decreased due to an increase in an uncertain state tax position. In 2013, permanent differences between book and tax treatment of certain items including a recognized gain from the distribution of stock in a related company significantly increased the effective tax rate. The tax gain resulted from the difference between the fair market value of the stock at the time of the distribution and the stock's historical tax basis. The transaction that produced the gain for income tax purposes did not result in a corresponding book gain. This difference is reflected in the significant decrease in the Company's effective tax rate for 2013.

        Significant components of deferred tax assets and liabilities were as follows:

	December 31
	2015	2014
Deferred tax assets:
Loss carryforwards	$302,485	$304,263
Derivative instruments	10,821	18,148
Other	5,741	8,977

Deferred tax assets	319,047	331,388
Valuation allowance	(199)	(2,205)

Total deferred tax assets	318,848	329,183

Deferred tax liabilities:
Operating property, net	435,376	412,706
Derivative Instruments	11,052	18,944

Total deferred tax liabilities	446,428	431,650

Net deferred tax liabilities	$127,580	$102,467

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

10. Income Taxes (Continued)

        Through December 31, 2015, the Company has incurred passive activity loss ("PALs") and net operating loss ("NOLs") carryforwards of approximately $228,931 and $538,574, respectively, for U.S. federal and state income tax purposes. The PALs can be carried forward indefinitely to offset income generated from future leasing activities.

        The remaining $538,574 of NOLs can be carried forward to offset any income from future leasing activities or other future non-leasing taxable income (i.e., dividends, interest, and capital gain income). The NOL carryforward will not begin to expire until 2028. After considering the future reversal of its existing taxable temporary differences coupled with the tax planning strategies, the Company does not believe a valuation allowance is required for federal taxes with respect to these PALs or NOLs. However, as of December 31, 2015 and 2014, the Company has a valuation allowance recorded of $199 and $2,205, respectively, relating to state NOL and capital loss carryforwards which have a remaining expiration period of five years or less.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2013	$84
Change during 2014	893

Balance at December 31, 2014	977
Change during 2015	—

Balance at December 31, 2015	$977

        As of December 31, 2015, 2014 and 2013 the Company had $706, $696 and $152 of unrecognized tax benefits (comprised of unrecognized tax benefits and associated interest and penalties), all of which, if recognized, would favorably affect the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $16, $94 and $9, respectively, in interest and penalties. The Company does not anticipate any material reversals of its recorded uncertain tax positions in the subsequent twelve month period.

        The Company's 2012 to 2014 federal income tax returns and 2011 to 2014 state tax returns remain subject to examination. The Company does not expect the outcome of any federal or state examinations to have a material impact on the Consolidated Financial Statements. In addition, the Company's NOLs generally remain subject to potential examination until three years from their utilization year regardless of their year of origin.

        As of December 31, 2015, 2014 and 2013 the cumulative undistributed foreign earnings were approximately $4,306, $2,610 and $1,098, respectively. Determining the unrecognized deferred tax liability for these undistributed foreign earnings is not practical. The Company reinvests its earnings in Mexico into its local operations and does not have a domestic need to reinvest such earnings. As such the Company considers all of its foreign earnings to be permanently invested in the foreign jurisdictions.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

11. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss ("AOCI") includes the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gains and losses primarily relating to the Company's Canadian operation.

        The components of Accumulated comprehensive (loss), net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$—	$(52,430)	$454	$(51,976)
Current-period other comprehensive income (loss)	2,020	12,204	(596)	13,628

Balance, December 31, 2013	$2,020	$(40,226)	$(142)	$(38,348)
Current-period other comprehensive (loss) income	(899)	11,025	(395)	9,731

Balance, December 31, 2014	$1,121	$(29,201)	$(537)	$(28,617)
Current-period other comprehensive (loss) income	(923)	12,257	(820)	10,514

Balance, December 31, 2015	$198	$(16,944)	$(1,357)	$(18,103)

        The amount of loss expected to be reclassified from AOCI interest expense over the next twelve months consists of net interest settlements on an active interest rate derivative in the amount of $208 (which is net of tax of $135) and amortization of deferred losses on the Company's terminated derivatives of $9,934 (which is net of tax of $6,424).

        The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income:

		Year ended December 31,
	Income Statement Line Item
		2015	2014	2013
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest expense	$20,177	$18,290	$19,978
Related income tax benefit	Benefit for income taxes	(7,920)	(7,265)	(7,774)

Net loss reclassified out of AOCI		$12,257	$11,025	$12,204

12. Share-Based Payments

Restricted Stock Awards—SCT Chassis, Inc.

        On March 28, 2012, the Company's indirect parent, SCT Chassis, Inc. increased its authorized share capital to 71,000,000 common shares, par value $0.01 per share. SCT Chassis, Inc. issued 68,459,471 common shares to its parent, Seacastle Inc. who previously held 200 shares. During 2012, Interpool purchased 584,410 shares of common stock of SCT Chassis, Inc. at fair market value for a total of $3,615 for use in its newly created stock incentive program for key employees. As a result of

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

12. Share-Based Payments (Continued)

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

        During the year ended December 31, 2015, 63,963 restricted shares of SCT Chassis, Inc. were granted to key employees at a weighted average fair value of $10.52 per share for a total fair value of $673. Of these shares, 14,702 shares vested immediately with the remaining 49,261 shares vesting in equal increments on January 1, 2016, 2017, 2018 and 2019.

        The Management Shareholder Agreements also provided for additional grants of 1,096,954 restricted shares if certain performance conditions were achieved or if certain market conditions were met following a liquidity event. No compensation expense has been recorded since achievement of these conditions was not considered probable. As of December 31, 2015, the time allowed to achieve the performance and market conditions has expired. As of December 31, 2015 the total number of shares authorized for grant under this plan was 2,470,012 with 2,009,891 shares available for future grant.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

12. Share-Based Payments (Continued)

        During the years ended December 31, 2015, 2014 and 2013, the Company recorded share-based compensation expense of $625, $810 and $1,181, respectively. Compensation expense is recorded as a component of Selling, general and administrative expense in the Company's Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation cost recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation cost was approximately $478 at December 31, 2015, which is expected to be recognized over the remaining weighted-average vesting period of 1.7 years.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at December 31, 2012	451,360	$6.29	$2,837
Granted	99,169	7.50	743
Forfeited	(23,750)	6.17	(146)
Vested	(174,336)	6.34	(1,106)

Non-vested at December 31, 2013	352,443	$6.61	$2,328
Granted	—	—	—
Forfeited	(20,000)	6.17	(123)
Vested	(152,226)	6.54	(996)

Non-vested at December 31, 2014	180,217	$6.71	$1,209
Granted	63,963	10.52	673
Forfeited	—	—	—
Vested	(142,010)	6.93	(984)

Non-vested at December 31, 2015	102,170	$8.79	$898

Stock Repurchases

        During the year ended December 31, 2015, Interpool purchased 53,972 shares of SCT Chassis, Inc. common stock from employees to meet their minimum statutory withholding requirements upon share vesting. The cost of these shares was $594 and is included in Member's interest in the Consolidated Balance Sheet.

Stock Sales to Indirect Parent

        On October 8, 2015, Seacastle, Inc. purchased 78,414 restricted shares of SCT Chassis, Inc. from Interpool at $12.67 per share for a total of $993.

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

        The Company evaluates current and future projected segment performance and allocates resources to them primarily based upon Adjusted EBITDA. The Company defines EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

13. Segment and Geographic Information (Continued)

leasing equipment, early retirement of leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income) and interest income. The Company defines Adjusted EBITDA as EBITDA excluding non-cash share-based compensation and principle collections on direct finance leases. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help the Company meet its current financial goals and optimize its financial performance. Accordingly, the Company believes this metric measures its financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization.

        The following tables show segment information for the years ended December 31, 2015, 2014 and 2013.

2015	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$37,938	$15,959	$—	$53,897
Pool revenue	444,513	162,837	—	607,350
All other revenue	14,817	8,591	6,769	30,177

Total revenue	497,268	187,387	6,769	691,424
Adjusted EBITDA	150,934	107,305	(31,011)	227,228
Depreciation expense	38,333	27,165	6,630	72,128
Net investment in direct finance leases	12,657	140	—	12,797
Leasing equipment	752,056	534,573	149,349	1,435,978
Capital expenditures for long-lived assets	33,656	41,701	16,920	92,277

2014	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$38,767	$17,313	$—	$56,080
Pool revenue	380,491	151,716	—	532,207
All other revenue	21,943	9,615	7,143	38,701

Total revenue	441,201	178,644	7,143	626,988
Adjusted EBITDA	127,779	99,313	(26,160)	200,932
Depreciation expense	37,867	26,666	7,581	72,114
Net investment in direct finance leases	16,105	110	—	16,215
Leasing equipment	789,874	501,609	145,426	1,436,909
Capital expenditures for long-lived assets	111,604	37,772	4,999	154,375

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

13. Segment and Geographic Information (Continued)

2013	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$45,782	$18,227	$—	$64,009
Pool revenue	273,391	135,171	—	408,562
All other revenue	25,990	6,852	9,831	42,673

Total revenue	345,163	160,250	9,831	515,244
Adjusted EBITDA	96,731	79,410	(13,177)	162,964
Depreciation expense	33,862	30,923	7,006	71,791
Net investment in direct finance leases	24,865	161	—	25,026
Leasing equipment	742,434	475,371	176,283	1,394,088
Capital expenditures for long-lived assets	102,837	38,276	4,225	145,338

        The following are reconciliations of the total measure of profit or loss to the Company's net loss.

	Year ended December 31
	2015	2014	2013
Adjusted EBITDA	$227,228	$200,932	$162,964
Principal collections on direct finance leases, net of interest earned	(3,665)	(4,622)	(5,706)
Non-cash share-based compensation	(625)	(810)	(1,181)
Interest expense	(80,246)	(86,837)	(91,085)
Depreciation expense	(72,128)	(72,114)	(71,791)
Impairment of leasing equipment	(7,277)	(5,855)	(5,857)
Early retirement of leasing equipment	—	(37,766)	—
Loss on modification and extinguishment of debt and capital lease obligations	(19,852)	(315)	(904)
Interest income	19	61	287
Other income, net	1,144	925	2,074

Income (loss) before provision (benefit) for income taxes	44,598	(6,401)	(11,199)
Provision (benefit) for income taxes	17,880	(3,445)	18,154

Net income (loss)	$26,718	$(2,956)	$(29,353)

Geographic Information

        Primarily all of the Company's revenues and long-lived assets are attributable to the United States, the Company's country of domicile.

14. Defined Contribution Plan

        The Company has a defined contribution plan covering substantially all of its eligible employees. Participating employees may make contributions to the plan, through payroll deductions. The Company

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

14. Defined Contribution Plan (Continued)

matches 100% of the employee's contribution to the extent such employee contribution did not exceed 6% of such employee's compensation. For the years ended December 31, 2015, 2014 and 2013, the Company contributed approximately $1,993, $1,961 and $1,283, respectively, to this plan. These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

15. Related Party Transactions

Management, Facility Fees and Chassis Leasing

        Beginning in July 2007, management and facility fees have been allocated among affiliates of Seacastle Inc. Such allocations relate to expenses incurred and services performed by one affiliate on behalf of another affiliate. For the years ended December 31, 2015, 2014 and 2013, the Company reflected income of $124, $107 and $296, respectively, associated with such allocations.

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

        The Company has a net receivable from affiliates of $584 and $705 at December 31, 2015 and 2014, respectively, which is included in Other assets on the Consolidated Balance Sheets.

        The Company also leases chassis to the Florida East Coast railway ("FEC") under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress Investment Group LLC. For the years ended December 31, 2015, 2014 and 2013, the Company recorded revenue from FEC of $2,242, $1,766 and $1,028, respectively.

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

        The following table sets forth the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2015 using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,161	$3,161	$—	$—
Derivative instruments	576	—	576	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2014 using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,256	$4,256	$—	$—
Derivative instruments	2,015	—	2,015	—

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

        Debt:    The Company's debt consists of fixed and floating rate instruments. Variable interest rate debt is $584,401 as of December 31, 2015 and $479,334 as of December 31, 2014. Variable interest rate debt in both years is net of $300,000 of variable rate debt which has been effectively converted to fixed rate debt through the use of an interest rate swap entered into with Deutsche Bank AG. Accordingly, the Company's variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $496,278 as of December 31, 2015 and $684,888 as of December 31, 2014. In order to estimate the fair value of its fixed rate debt, where quoted market prices were not available, the Company valued the instruments using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar term debt at the end of each period. The discount rate used in the present value calculation was 4.90% at December 31, 2015 and 4.87% at December 31, 2014. Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

16. Fair Value of Financial Instruments (Continued)

        The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2015		December 31, 2014
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Derivative instrument	576	576	2,015	2,015
Total debt	(1,080,679)	(1,094,088)	(1,164,222)	(1,186,862)

17. Guarantor Financial Information

        On August 9, 2012, TRAC along with TRAC Intermodal Corp., entered into a Purchase Agreement pursuant to which it sold $300,000 total principal amount of the Notes. Concurrent with the offering of the Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the Securities and Exchange Commission to offer exchange notes with terms substantially identical in all material respects to the Notes within 365 days of closing. The exchange offer commenced on June 6, 2013 and expired on July 5, 2013. Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date, $300,000 aggregate principal amount of the Notes were validly tendered for exchange, representing 100% of the principal amount of the outstanding Notes. The Notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Issuer's existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Issuer. On August 17, 2015, the Company redeemed $150,000 aggregate principal amount of the Notes. See Note 7 to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Balance Sheet
December 31, 2015

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$91	$3,070	$—	$3,161
Accounts receivable, net	—	110,039	623	—	110,662
Net investment in direct finance leases	—	20,464	—	(7,667)	12,797
Leasing equipment, net of accumulated depreciation	—	1,423,788	12,190	—	1,435,978
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	590	—	(6)	584
Intercompany interest receivable	6,188	—	—	(6,188)	—
Intercompany note receivable	150,000	—	—	(150,000)	—
Investment in subsidiary	568,654	6,575	—	(574,992)	237
Other assets	—	31,911	259	—	32,170

Total assets	$724,842	$1,845,365	$16,142	$(738,853)	$1,847,496

Liabilities member's interest
Accounts payable, accrued expenses and other liabilities	$6,188	$82,598	$147	$—	$88,933
Intercompany payable	—	—	6	(6)	—
Intercompany note payable	—	150,000	—	(150,000)	—
Intercompany interest payable	—	6,188	—	(6,188)	—
Intercompany lease payable	—	—	7,667	(7,667)	—
Deferred income taxes, net	—	125,596	1,984	—	127,580
Debt and capital lease obligations less debt issuance costs	150,000	912,329	—	—	1,062,329

Total liabilities	156,188	1,276,711	9,804	(163,861)	1,278,842
Total member's interest	568,654	568,654	6,338	(574,992)	568,654

Total liabilities and member's interest	$724,842	$1,845,365	$16,142	$(738,853)	$1,847,496

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statements of Operations
and Comprehensive Income
For The Year Ended December 31, 2015

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$688,460	$3,201	$(237)	$691,424
Direct operating expenses	—	377,673	42	—	377,715
Selling, general and administrative expenses	—	90,674	605	—	91,279
Depreciation expense	—	71,556	572	—	72,128
Recovery for doubtful accounts	—	(258)	—	—	(258)
Impairment of leasing equipment	—	7,277	—	—	7,277
Loss on modification and extinguishment of debt and capital lease obligations	—	19,852	—	—	19,852
Interest expense	26,721	80,243	240	(26,958)	80,246
Interest income	(26,721)	(19)	—	26,721	(19)
Equity in earnings of subsidiary	(26,718)	(1,696)	—	28,414	—
Other income, net	—	(1,386)	(8)	—	(1,394)

Total expenses	(26,718)	643,916	1,451	28,177	646,826
Income before provision for income taxes	26,718	44,544	1,750	(28,414)	44,598
Provision for income taxes	—	17,826	54	—	17,880

Net income	26,718	26,718	1,696	(28,414)	26,718

Unrealized gain on derivative instruments, net of tax of $601	—	(923)	—	—	(923)
Derivative loss reclassified into earnings, net of tax of ($7,920)	—	12,257	—	—	12,257
Foreign currency translation loss, net of tax of $636	—	(820)	—	—	(820)

Total other comprehensive income	—	10,514	—	—	10,514

Total comprehensive income	$26,718	$37,232	$1,696	$(28,414)	$37,232

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statement of Cash Flows
For The Year Ended December 31, 2015

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$178,970	$851	$1,514	$181,335
Investing activities:
Proceeds from sale of leasing equipment	—	11,528	—	—	11,528
Collections on net investment in direct finance leases, net of interest earned	—	5,179	—	(1,514)	3,665
Proceeds from sale of other assets, net of other investing activities	—	2,056	—	—	2,056
Purchase of leasing equipment	—	(75,357)	—	—	(75,357)
Purchase of fixed asset	—	(16,920)	—	—	(16,920)

Net cash used in investing activities	—	(73,514)	—	(1,514)	(75,028)
Financing activities:
Proceeds from long-term debt	—	1,179,194	—	—	1,179,194
Repayment of long-term debt	—	(1,263,736)	—	—	(1,263,736)
Cash paid for debt issuance fees	—	(9,999)	—	—	(9,999)
Premium paid for redemption of notes	—	(12,375)	—	—	(12,375)
Sale of investment in indirect parent	—	993	—	—	993
Repurchase of shares from employees	—	(594)	—	—	(594)

Net cash used in financing activities	—	(106,517)	—	—	(106,517)
Effect of changes in exchange rates on cash and cash equivalents	—	(885)	—	—	(885)

Net (decrease) increase in cash and cash equivalents	—	(1,946)	851	—	(1,095)
Cash and cash equivalents, beginning of period	—	2,037	2,219	—	4,256

Cash and cash equivalents, end of period	$—	$91	$3,070	$—	$3,161

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

17. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Balance Sheet
December 31, 2014

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,037	$2,219	$—	$4,256
Accounts receivable, net	—	134,765	311	—	135,076
Net investment in direct finance leases	—	25,176	—	(8,961)	16,215
Leasing equipment, net of accumulated depreciation	—	1,424,112	12,797	—	1,436,909
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	704	8	(8)	704
Intercompany interest receivable	12,467	—	—	(12,467)	—
Intercompany note receivable	300,000	—	—	(300,000)	—
Investment in subsidiary	530,398	4,642	—	(535,040)	—
Other assets	—	19,411	284	—	19,695

Total assets	$842,865	$1,862,754	$15,619	$(856,476)	$1,864,762

Liabilities member's interest
Accounts payable, accrued expenses and other liabilities	$12,467	$76,705	$58	$—	$89,230
Intercompany payable	—	8	—	(8)	—
Intercompany note payable	—	300,000	—	(300,000)	—
Intercompany interest payable	—	12,467	—	(12,467)	—
Intercompany lease payable	—	—	8,961	(8,961)	—
Deferred income taxes, net	—	100,509	1,958	—	102,467
Debt and capital lease obligations less debt issue costs	300,000	842,667	—	—	1,142,667

Total liabilities	312,467	1,332,356	10,977	(321,436)	1,334,364
Total member's interest	530,398	530,398	4,642	(535,040)	530,398

Total liabilities and member's interest	$842,865	$1,862,754	$15,619	$(856,476)	$1,864,762

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

18. Subsequent Events

Retirement of Shares and subsequent Dividend Declaration

        On January 14, 2016, the Company borrowed $52.0 million (the "Borrowing") under the revolving credit facility of the ABL Facility. The Borrowing was used to finance the repurchase and retirement of 62 shares, par value $0.01 per share, of the common stock of Interpool, Inc. held by the Company, the sole stockholder of Interpool, Inc., at an aggregate purchase price of approximately $51.0 million (the "Repurchase Amount"). The Repurchase Amount was received pro rata, through a successive chain of dividends, by the Company's indirect shareholders of record, including certain private equity funds that are managed by an affiliate of Fortress Investment Group LLC, employees of affiliates of Seacastle Inc. (the Company's indirect parent) and members of the Company's management.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

18. Subsequent Events (Continued)

New Interest Rate Swaps

        On February 4, 2016, the Company executed two interest rate swap agreements with Deutsche Bank effectively converting $50.0 million of variable rate debt based upon LIBOR into a fixed rate of 1.063% per annum. The agreement will terminate on December 10, 2020 at the same time our ABL agreement terminates. Additionally, the Company executed a $300.0 million forward interest rate swap agreement. This agreement begins in August 9, 2017 when our existing $300.0 million swap agreement ends. At that time, we will effectively convert $300 million of variable rate debt based upon LIBOR into a fixed rate of 1.2985%.

        On February 5, 2016, the Company executed an interest rate swap with PNC Bank effectively converting $100 million of variable rate debt based upon LIBOR into a fixed rate of 1.1175%. The agreement will terminate December 10, 2020 at the same time our ABL agreement terminates.

Interstar Acquisition

        On February 29, 2016, TRAC Interstar LLC ("TRAC Interstar"), a newly formed, indirect wholly owned subsidiary of the Company, acquired the assets of the Emergency Road Service Business of Interstar Mobile, LLC and Interstar North America, Inc. (collectively "Interstar") for a purchase price of $5.7 million which includes a $1.0 million earn-out provision based on future operating performance. Interstar, located in Kentucky, is a leading provider of road service repair solutions for both the intermodal and commercial trucking industries. The new entity, TRAC Interstar, combines a dispatch center and one of the country's largest managed vendor networks and will provide roadside repair services covering chassis, truck and trailer breakdowns 24 hours a day, 7 days a week, 365 days a year.

Tire Purchase Commitments

        Contemporaneous with the Interstar acquisition, the Company committed to purchase from an affiliate of the acquired company 45,000 tires annually for a period of five years. Initial prices for tire types were agreed upon but are subject to purchase price adjustments based on certain changes in the cost of raw materials used in the manufacturing process. Based on the initial pricing and an estimate of the types of tires to be purchased, the total purchase commitment over the five year term of the agreements is approximately $27.7 million.

SCHEDULE II
TRAC Intermodal LLC
Valuation and Qualifying Accounts
Years ended December 31, 2015, 2014 and 2013

Allowance for Doubtful Accounts	Beginning Balance	Additions (Reversals)	(Write-offs) Reversals	Other	Ending Balance
For the year ended December 31, 2015	$19,030	$(258)	$(6,300)	$(18)	$12,454
For the year ended December 31, 2014	$12,475	$14,007	$(7,445)	$(7)	$19,030
For the year ended December 31, 2013	$7,325	$11,369	$(6,214)	$(5)	$12,475