Form 10-Q
period 2016-03-31
TRAC Intermodal LLC
filed 2016-05-11
CIK 1570774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

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

•                  the ability to mitigate any risk associated with the Company’s providing logistics services related to drayage;

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

•                  the disclosure requirement exemptions we utilize based on our status as an “emerging growth company” under the JOBS Act

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	March 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$1,429	$3,161
Accounts receivable, net of allowance of $8,742 and $12,454, respectively	108,187	110,662
Net investment in direct finance leases	12,757	12,797
Leasing equipment, net of accumulated depreciation of $462,049 and $452,962, respectively	1,432,568	1,435,978
Goodwill	256,815	251,907
Other assets	40,601	32,991
Total assets	$1,852,357	$1,847,496

Liabilities and member’s interest
Liabilities
Accounts payable	$15,068	$13,593
Accrued expenses and other liabilities	47,410	75,340
Deferred income taxes, net	132,752	127,580
Debt and capital lease obligations:
Due within one year	45,150	41,396
Due after one year	1,104,167	1,039,283
Total debt and capital lease obligations	1,149,317	1,080,679
Less unamortized debt issuance costs	17,393	18,350
Total debt and capital lease obligations less debt issuance costs	1,131,924	1,062,329
Total liabilities	1,327,154	1,278,842

Commitments and contingencies (Note 7)	—	—

Member’s interest
Member’s interest	542,320	586,757
Accumulated other comprehensive loss	(17,117)	(18,103)
Total member’s interest	525,203	568,654
Total liabilities and member’s interest	$1,852,357	$1,847,496

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
Revenues
Equipment leasing revenue	$160,763	$160,689
Finance revenue	344	406
Other revenue	7,235	7,660
Total revenues	168,342	168,755

Expenses
Direct operating expenses	94,211	84,951
Selling, general and administrative expenses	26,414	21,276
Depreciation expense	18,846	17,901
(Recovery) provision for doubtful accounts	(965)	2,072
Impairment of leasing equipment	1,999	1,433
Loss on modification and extinguishment of debt and capital lease obligations	—	39
Interest expense	16,830	22,097
Interest income	(125)	(1)
Other income, net	(460)	(554)
Total expenses	156,750	149,214

Income before provision for income taxes	11,592	19,541
Provision for income taxes	4,634	7,380
Net income	$6,958	$12,161

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in Thousands)

	Three Months Ended
	March 31,
	2016	2015

Net income	$6,958	$12,161
Unrealized loss on derivative instruments, net of tax of $1,181 and $704, respectively	(1,827)	(1,084)
Derivative loss reclassified into earnings, net of tax of ($1,731) and ($2,123), respectively	2,670	3,293
Foreign currency translation gain (loss), net of tax of ($213) and $237, respectively	143	(407)
Total other comprehensive income, net of tax	986	1,802
Total comprehensive income	$7,944	$13,963

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$6,958	$12,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,863	17,940
(Recovery) provision for doubtful accounts	(965)	2,072
Amortization of deferred financing fees	984	1,826
Loss on modification and extinguishment of debt and capital lease obligations	—	39
Derivative loss reclassified into earnings	4,401	5,416
Ineffective portion of cash flow hedges	352	(20)
Impairment of leasing equipment	1,999	1,433
Share-based compensation	56	247
Deferred income taxes, net	4,390	8,467
Other, net	(225)	(554)
Changes in assets and liabilities:
Accounts receivable	5,333	1,416
Other assets	(3,384)	(2,627)
Accounts payable	(713)	294
Accrued expenses and other liabilities	(13,714)	(21,109)
Net cash provided by operating activities	24,335	27,001

Cash flows from investing activities
Proceeds from sale of leasing equipment	1,256	6,500
Collections on net investment in direct finance leases, net of interest earned	758	1,225
Business acquisition	(4,706)	—
Investment in direct finance leases	(370)	—
Purchase of leasing equipment	(36,080)	(12,158)
Purchase of fixed assets	(3,965)	(3,299)
Net cash used in investing activities	(43,107)	(7,732)

Cash flows from financing activities
Proceeds from long-term debt	109,500	54,000
Repayments of long-term debt	(41,062)	(69,064)
Cash paid for debt issuance fees	(27)	—
Repurchase of indirect parent shares from employees	(306)	—
Dividend received on indirect parent shares	40	—
Dividend paid	(51,185)	—
Net cash provided by (used in) financing activities	16,960	(15,064)

Effect of changes in exchange rates on cash and cash equivalents	80	(353)
Net (decrease) increase in cash and cash equivalents	(1,732)	3,852
Cash and cash equivalents, beginning of year	3,161	4,256
Cash and cash equivalents, end of period	$1,429	$8,108
Supplemental disclosures of cash flow information
Cash paid for interest	$15,152	$22,891
Cash paid (refunded) for taxes, net	$145	$(819)

See accompanying notes

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

1.  Description of the Business and Basis of Presentation

The accompanying Consolidated Financial Statements of TRAC Intermodal LLC (the “Company,” “we,” “our” or “TRAC”) are unaudited and have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make information presented not misleading.  These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 and with the information contained in other publicly-available filings with the SEC.

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

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

1.  Description of the Business and Basis of Presentation (continued)

Interstar Acquisition

On February 29, 2016, TRAC Interstar LLC (“TRAC Interstar”), a newly formed, indirect wholly owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the Emergency Road Service Business of Interstar Mobile, LLC and Interstar North America, Inc. (collectively “Interstar”) for a purchase price of $5,943 which includes a $1,000 earn-out provision based on future operating performance.  The Company recorded $4,880 of goodwill related to the acquisition.  The allocation of the purchase price accounting is preliminary as the Company has not yet completed its analysis of estimating the fair value of the assets and liabilities acquired.  Interstar, located in Kentucky, is a leading provider of road service repair solutions for both the intermodal and commercial trucking industries.  The new entity, TRAC Interstar, combines a dispatch center and one of the country’s largest managed vendor networks and will provide roadside repair services covering chassis, truck and trailer breakdowns 24 hours a day, 7 days a week, 365 days a year.

New Accounting Standards

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

On February 25, 2016, the FASB issued authoritative guidance on accounting for Leases (Topic 842): (“ASU 2016-02”).  The FASB is issuing this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Entities are required to adopt this guidance using a modified retrospective approach.  The Company is currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

1.  Description of the Business and Basis of Presentation (continued)

In March 2016, the FASB issued authoritative guidance on accounting for Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting: (“ASU 2016-09”).  The amendments in this Update affect all entities that issue share-based payment awards to their employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur.  The amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

No other new accounting pronouncements issued or effective during 2016 had or are expected to have a material impact on the Company’s Consolidated Financial Statements.

2. Leasing Activity

Equipment Leasing Revenue

The Company has non-cancelable operating leases for certain of its leasing equipment. At March 31, 2016, future minimum lease revenue under these agreements is estimated as follows:

2016	$50,384
2017	42,486
2018	10,370
2019	8,405
2020	3,757
Thereafter	740
$116,142

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

2. Leasing Activity (continued)

Finance Revenue

At March 31, 2016, receivables under direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2016	$3,032	$917	$2,115
2017	10,623	493	10,130
2018	361	61	300
2019	121	25	96
2020	112	9	103
Thereafter	15	2	13
	$14,264	$1,507	$12,757

As of December 31, 2015, the Company had total lease receivables, unearned lease income and net lease receivables of $14,330, $1,533 and $12,797, respectively.  As of March 31, 2016 and December 31, 2015, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $8,672 and $8,673, respectively.  The unguaranteed residual values are reflected in “Total Lease Receivables” above.

Historically, the Company has not experienced losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable. If customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable.

3. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	March 31,	December 31,
	2016	2015
Total leasing equipment	$1,894,617	$1,888,940
Less accumulated depreciation	(462,049)	(452,962)
Leasing equipment, net of accumulated depreciation	$1,432,568	$1,435,978

Leasing equipment includes assets recorded under capital leases of $115,066 and $121,817 with accumulated depreciation of $41,151 and $46,304 at March 31, 2016 and December 31, 2015, respectively.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Equipment (continued)

Impairment of Leasing Equipment

Impairment of leasing equipment amounted to $1,999 and $1,433 for the three months ended March 31, 2016 and 2015, respectively.  The increase in impairment charges reflected during 2016 was primarily due to estimated shrinkage of certain chassis within the Company’s marine pools.  The above impairment charges are recorded in Impairment of leasing equipment in the Consolidated Statements of Operations.

4. Capitalized Software Development Costs

In 2014, the Company’s Investment Committee approved the proposal to replace its principal operating and financial reporting systems, named “Project Helix” to provide more functional capabilities necessitated by new business requirements emerging from the industry shift to the motor carrier model.  In accordance with ASC 350-40, Internal-Use Software, the Company is capitalizing costs during the application development stage of the project.  At March 31, 2016 and December 31, 2015, capitalized software development costs totaled $13,194 and $9,675, respectively.  These costs are included in Other assets in the Consolidated Balance Sheet.  Once the software is substantially complete and ready for its intended use, capitalization will cease.  Capitalized software costs will be amortized on a straight-line basis over seven years, the estimated useful life of the software.

5. Borrowings

The following is a summary of the Company’s borrowings:

	March 31,		December 31,
	2016		2015
	Debt Instrument	Debt Issuance Cost	Debt Instrument	Debt Issuance Costs
Senior Secured 11% Notes	$150,000	$2,552	$150,000	$2,746
ABL Facility	939,000	14,822	867,000	15,585
Loans Payable CIMC	13,898	16	14,519	16
Capital lease obligations	46,419	3	49,160	3
Total debt	1,149,317	$17,393	1,080,679	$18,350
Less current maturities	(45,150)		(41,396)
Long-term debt, less current maturities	$1,104,167		$1,039,283

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

5. Borrowings (continued)

The Company’s debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 5.37% for the year ended December 31, 2015.  For the three months ended March 31, 2016 and 2015, the weighted-average interest rate was 4.33% and 5.72%, respectively.  The weighted-average interest rates disclosed are calculated as “all-in” rates which include cash interest expense and amortization of agents’ fees and deferred financing fees.

On January 14, 2016, the Company borrowed $51,000 (the “Repurchase Amount”) under the revolving credit facility of the ABL Facility to finance the repurchase and retirement of 62 shares, par value $0.01 per share, of the common stock of Interpool, Inc. held by the Company, the sole stockholder of Interpool, Inc.  Through a successive chain of dividends, the Repurchase Amount was received pro rata by the Company’s indirect shareholders of record, including certain private equity funds that are managed by an affiliate of Fortress Investment Group LLC, employees of affiliates of Seacastle Inc. (the Company’s indirect parent) and members of the Company’s management.

In February 2016, the Company executed three interest rate swap agreements to convert variable rate debt based on LIBOR into a fixed rate per annum.  See Note 6.

On March 7, 2016, the Company announced its proposed offering of $485,000 aggregate principal amount of senior secured notes due 2021. Subsequently on March 22, 2016, the Company decided that due to current market conditions, it would not proceed with its proposed offering.  As a result, during the three months ended March 31, 2016, the Company expensed approximately $1,637 of accumulated costs related to the offering. These costs are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

6. Derivatives and Hedging Activities

In the normal course of business, the Company utilizes interest rate derivatives to manage its exposure to interest rate risks. Through the utilization of interest rate derivatives, the Company receives floating rate payments in exchange for fixed rate payments, effectively converting its floating rate debt to a fixed rate.  If certain conditions are met, an interest rate derivative may be specifically designated as a cash flow hedge. The Company’s interest rate derivatives qualify and have been designated as cash flow hedges.  For the effective portion of the derivative gain or loss, changes in fair value are recorded in Accumulated other comprehensive loss and subsequently reclassified into earnings when the interest payments on the debt are recorded in earnings.  The ineffective portion of the derivative gain or loss is recorded in Interest expense in the Consolidated Statements of Operations.

On January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument.  The Company receives one month LIBOR with interest payable at a rate of 0.756% on the notional amount.  At March 31, 2016, one month LIBOR was 0.437%.  The agreement terminates on August 9, 2017.

On February 4, 2016, the Company executed two interest rate swap agreements with Deutsche Bank.  One agreement effectively converts $50,000 of variable rate debt based upon LIBOR into a fixed rate of 1.063% per annum.  This agreement will terminate on December 10, 2020 at the same time our ABL Facility terminates.  Additionally, the Company executed a $300,000 forward interest rate swap agreement.  This agreement begins on August 9, 2017 when our existing $300,000 swap agreement ends.  At that time, we will effectively convert $300,000 of variable rate debt based upon LIBOR into a fixed rate of 1.2985%.

On February 5, 2016, the Company executed an interest rate swap with PNC Bank effectively converting $100,000 of variable rate debt based upon LIBOR into a fixed rate of 1.1175%.  The agreement will terminate December 10, 2020 at the same time our ABL Facility terminates.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

6. Derivative and Hedging Activities (continued)

The Company’s interest rate derivative involves counterparty credit risk.  As of March 31, 2016, the Company does not anticipate its counterparty will fail to meet its obligation.  As of March 31, 2016, there are no credit risk related contingent features in the Company’s derivative agreement.  For additional disclosures related to derivative instruments, see Notes 9 and 14 to the Consolidated Financial Statements.

The Company held the following interest rate derivative as of March 31, 2016:

	Notional	Effective	Maturity	Floating	Fixed Leg	Fair
Hedged Item	Amount	Date	Date	Rate	Interest Rate	Value (a)
ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$(578)
ABL Facility	$50,000	Feb-2016	Dec-2020	1M LIBOR	1.063%	$(219)
ABL Facility	$100,000	Feb-2016	Dec-2020	1M LIBOR	1.1175%	$(672)
ABL Facility	$300,000	Aug-2017	Dec-2020	1M LIBOR	1.2985%	$(1,315)

(a)         These interest rate derivatives are recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
March 31, 2016	$450,000	0.8704%	2.47 years
December 31, 2015	$300,000	0.7560%	1.53 years

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

6.  Derivative and Hedging Activities (continued)

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the Consolidated Financial Statements for the periods indicated:

	Effective Portion				Ineffective Portion
	Derivative Instruments	Change in Unrealized Loss Recognized in OCI on Derivatives (a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income (b)	Classification of Loss Recognized Directly in Income on Derivative	Loss (Gain) Recognized Directly in Income on Derivative (c)

Three Months ended March 31, 2016	Interest rate derivatives	$(2,054)	Interest expense	$2,897	Interest expense	$352

Three Months ended March 31, 2015	Interest rate derivatives	$(1,353)	Interest expense	$3,562	Interest expense	$(20)

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

	Three Months ended
	March 31,
	2016	2015

Net settlements of interest rate derivative, net of tax of ($146) and ($174), respectively	$227	$269
Amortization of terminated derivatives, net of tax of ($1,731) and ($2,123), respectively	2,670	3,293
	$2,897	$3,562

(c)          Amount impacting income not related to AOCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

6. Derivatives and Hedging Activities (continued)

The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the three months ended March 31, 2016 and 2015:

Hedged	Original Maximum Notional	Effective	Maturity	Fixed	Termination De-designation	Deferred Loss Upon	Un- amortized Deferred (Gain) or Loss at March 31,	Amount of Deferred Loss Amortized (including Accelerated Amortization) into Interest Expense for the Three Months Ended March 31,		Amount of Deferred Loss Expected to be Amortized Over the Next Twelve
Item	Amount	Date	Date	Rate%	Date	Termination	2016	2016	2015	Months

(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$(5)	$(1)	$—	$(4)
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	(13)	(4)	1	(12)
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	766	138	179	508
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	539	143	186	408
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(32)	(13)	(14)	(32)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(96)	(38)	(58)	(89)
(c)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	141	63	93	140
(c)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	462	204	406	430
(c)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	21,737	3,909	4,623	14,179
Total						$72,587	$23,499	$4,401	$5,416	$15,528

(a)              This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)             This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)              This hedged item is referred to as Chassis Financing Program, Portfolio A

The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $858 (which is net of tax of $555) and amortization of deferred losses on the Company’s terminated derivatives of $9,432 (which is net of tax of $6,096).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

7. Commitments and Contingencies

Chassis Purchase Commitments

Our chassis purchase commitments are related to commitments to refurbish and remanufacture chassis.  At March 31, 2016, the Company had commitments totaling approximately $34,156 with commitments totaling $18,649, $9,920 and $5,587 for 2016, 2017 and 2018, respectively.

Tire Purchase Commitments

Contemporaneous with the Interstar acquisition, the Company committed to purchase from an affiliate of the acquired company 45,000 tires annually for a period of five years.  Initial prices for tire types were agreed upon but are subject to purchase price adjustments based on certain changes in the cost of raw materials used in the manufacturing process.  Based on the initial pricing and an estimate of the types of tires to be purchased, the total purchase commitment over the five year term of the agreements is approximately $27,462.  Approximately $5,341 is committed for 2016 with the remaining commitment spread evenly over the next four years. See Note 12.

Lease Commitments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of March 31, 2016, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was $51,043.

8.  Income Taxes

The consolidated income tax provision for the three months ended March, 31, 2016 and 2015 was determined based upon estimates of the Company’s consolidated forecasted effective income tax rates for the years ended December 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016, the Company recorded a tax provision of $4,634, reflecting a 40.0% effective tax rate.  This compares to a tax provision of $7,380, reflecting a 37.8% effective tax rate for the three months ended March 31, 2015.  The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to Canadian and Mexican tax provisions.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

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

For the three months ended March 31, 2016, the components of AOCI, net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$198	$(16,944)	$(1,357)	$(18,103)
Current-period other comprehensive (loss) income	(1,827)	2,670	143	986
Balance, March 31, 2016	$(1,629)	$(14,274)	$(1,214)	$(17,117)

                                                The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Operations for the periods indicated:

		Three Months Ended March 31,
	Income Statement Line Item	2016	2015
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest expense	$4,401	$5,416
Related income tax benefit	Benefit for income taxes	(1,731)	(2,123)
Net loss reclassified out of AOCI		$2,670	$3,293

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

10. Share-Based Payment

A summary of the restricted shares of SCT Chassis, Inc. under the Company’s share-based compensation plan is as follows.  All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at January 1, 2016	102,170	$8.79	$898
Granted	—	—	—
Forfeited	—	—	—
Vested	(52,724)	7.97	(420)
Non-vested at March 31, 2016	49,446	$9.66	$478

The Company recorded share-based compensation expense for the three months ended March 31, 2016 and 2015 of $56 and $247, respectively. Compensation expense is recorded as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation expense was approximately $422 at March 31, 2016, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.

Share Repurchases

During the three months ended March 31, 2016, Interpool purchased 32,547 shares of SCT Chassis, Inc. common stock from employees to meet their minimum statutory withholding requirements upon share vesting and to repurchase shares from an employee upon termination.  The cost of these shares was $306 and is included in Member’s interest in the Consolidated Balance Sheet.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

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

The Company evaluates current and future projected segment performance and allocates resources to them primarily based upon Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income,  share-based compensation and principal collections on direct finance leases. Adjusted EBITDA is not a measure recognized under U.S. GAAP and does not have a standardized meaning prescribed by U.S. GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help the Company meet its current financial goals and optimize its financial performance. Accordingly, the Company believes this metric measures its financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following tables show segment information for the three months ended March 31, 2016 and 2015.

Three Months ended March 31, 2016	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$9,230	$4,109	$—	$13,339
Pool revenue	105,788	41,636	—	147,424
All other revenue	3,578	1,351	2,650	7,579
Total revenue	$118,596	$47,096	$2,650	$168,342
Adjusted EBITDA	29,896	27,292	(5,903)	51,285
Depreciation expense	9,424	7,315	2,107	18,846
Net investment in direct finance leases	12,643	114	—	12,757
Leasing equipment	760,248	514,371	157,949	1,432,568
Capital expenditures for long-lived assets	24,213	12,236	3,966	40,415

Three Months ended March 31, 2015	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$9,166	$3,947	$—	$13,113
Pool revenue	109,357	38,219	—	147,576
All other revenue	3,895	2,318	1,853	8,066
Total revenue	$122,418	$44,484	$1,853	$168,755
Adjusted EBITDA	42,216	27,158	(7,446)	61,928
Depreciation expense	9,654	6,783	1,464	17,901
Net investment in direct finance leases	15,055	204	—	15,259
Leasing equipment	780,895	491,587	142,985	1,415,467
Capital expenditures for long-lived assets	2,151	10,007	3,299	15,457

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following are reconciliations of Adjusted EBITDA to the Company’s net income for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$51,285	$61,928
Principal collections on direct finance leases, net of interest earned	(758)	(1,225)
Share-based compensation	(56)	(247)
Interest expense	(16,830)	(22,097)
Depreciation expense	(18,846)	(17,901)
Impairment of leasing equipment	(1,999)	(1,433)
Loss on modification and extinguishment of debt and capital lease obligations	—	(39)
Other income, net	460	554
Interest income	125	1
Non-recurring professional fees	(1,789)	—
Income before provision for income taxes	11,592	19,541
Provision for income taxes	4,634	7,380
Net income	$6,958	$12,161

Geographic Information

Primarily all of the Company’s revenues and long lived assets are attributable to the United States, the Company’s country of domicile.

12. Related Party Transactions

Management, Facility Fees and Chassis Leasing

The Company charges management fees to a subsidiary of Seacastle for expenses incurred and services performed on its behalf.  For the three months ended March 31, 2016 and 2015, this resulted in income for the Company of $22 and $31, respectively.  These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company had net receivables from affiliates of $606 and $584 at March 31, 2016 and December 31, 2015, respectively, which is included in Other assets on the Consolidated Balance Sheets.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

12. Related Party Transactions (continued)

The Company also leases chassis to the Florida East Coast Railway (“FEC”) under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress. For the three months ended March 31, 2016 and 2015, the Company recorded chassis leasing revenue from FEC of $558 and $509, respectively.  These amounts are recorded in Equipment leasing revenue on the Consolidated Statements of Operations.

The Company is committed to purchasing 45,000 tires annually from a tire supplier that is co-owned by a member of the senior management team at TRAC Interstar.  The total purchase commitment over the five year term of the agreement is $27,462.  See Note 7.

13.  Grow New Jersey Tax Credit

On June 10, 2014, the Company was approved to receive a Grow NJ Tax Credit in the amount not to exceed $9,800 subject to the terms and conditions of the Grow New Jersey Assistance Act, P.L. 2011, c. 149, as amended; the Grow NJ Program regulations, N.J.A.C. 19:31-18.1 et seq. subject to final amendments to the regulations; and the terms and conditions set forth in the Approval Letter and in the Incentive Agreement.

During 2015, the Company satisfied all the terms and conditions necessary to obtain the Grow NJ Tax Credit and in January 2016, the New Jersey Division of Taxation approved and issued the overall tax credit certificate for $8,800.  Since the grant is payable in yearly increments over a ten year period commencing in 2016, the year the first tax credit certificate is issued, the Company received credits amounting to $880 during the first quarter of 2016. It is anticipated that upon continued compliance with the terms and conditions of the grant, the Company will receive an annual grant of $880 each year from 2017 to 2025.

Additionally, as provided for in the statutes governing the grant, the Company sold the tax credits it received to a third party.  The third party agreed to purchase, over the ten year period, all credits not used by the Company at 92.5% of the face value of the credits.  On February 25, 2016, the third party purchased tax credits totaling $880 and paid the Company $814.  There was also a $4 transfer fee related to this transaction.

Based on the above transaction, the Company recognized Grant income of $147 during the three months ended March 31, 2016.  This is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.  At March 31, 2016, the amount in deferred income was $733 which is recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

14. Fair Value of Financial Instruments

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of March 31,	Fair Value Measurement as of March 31, 2016 using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Asset:
Cash and cash equivalents	$1,429	$1,429	$—	$—
Liability:
Derivative instruments	2,784	—	2,784	—

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2015 using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,161	$3,161	$—	$—
Derivative instruments	576	—	576	—

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

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

Debt:  The Company’s debt consists of fixed and floating rate instruments. Variable interest rate debt was $505,655 as of March 31, 2016 and $584,401 as of December 31, 2015.  Accordingly, the Company’s variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $643,662 as of March 31, 2016 and $496,278 as of December 31, 2015.  Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

14. Fair Value of Financial Instruments (continued)

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instrument	$(2,784)	$(2,784)	$576	$576
Total debt and capital lease obligations	$(1,149,317)	$(1,168,998)	$(1,080,679)	$(1,094,088)

15. Guarantor Financial Information

On August 9, 2012, TRAC Intermodal LLC along with TRAC Intermodal Corp., entered into a purchase agreement pursuant to which it sold $300,000 aggregate principal amount of the Senior Secured 11% Notes (the “Notes”). Concurrent with the offering of the Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the SEC to offer exchange notes with terms substantially identical to the Notes. The exchange offer to exchange the Notes for notes which have been registered under the Securities Act of 1933, as amended (the “Securities Act”), commenced on June 6, 2013, expired on July 5, 2013 and closed on July 10, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date 100% of the Notes were validly tendered for exchange.   The Notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Company.  On August 17, 2015, the Company redeemed $150,000 aggregate principal amount of the Notes.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

15. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

March 31, 2016

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$(1,924)	$3,353	$—	$1,429
Accounts receivable, net	—	107,583	604	—	108,187
Net investment in direct finance leases	—	20,101	—	(7,344)	12,757
Leasing equipment, net of accumulated depreciation	—	1,420,520	12,048	—	1,432,568
Goodwill	—	256,815	—	—	256,815
Affiliate and intercompany receivable	—	606	10	(10)	606
Intercompany interest receivable	2,063	—	—	(2,063)	—
Intercompany note receivable	150,000	—	—	(150,000)	—
Investment in subsidiary	525,203	6,880	—	(531,851)	232
Other assets	—	39,513	250	—	39,763
Total assets	$677,266	$1,850,094	$16,265	$(691,268)	$1,852,357
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$2,063	$60,277	$138	$—	$62,478
Intercompany payable	—	10	—	(10)	—
Intercompany note payable	—	150,000	—	(150,000)	—
Intercompany interest payable	—	2,063	—	(2,063)	—
Intercompany lease payable	—	—	7,344	(7,344)	—
Deferred income taxes, net	—	130,617	2,135	—	132,752
Debt and capital lease obligations less debt issuance costs	150,000	981,924	—	—	1,131,924
Total liabilities	152,063	1,324,891	9,617	(159,417)	1,327,154
Total member’s interest	525,203	525,203	6,648	(531,851)	525,203
Total liabilities and member’s interest	$677,266	$1,850,094	$16,265	$(691,268)	$1,852,357

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

15. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended March 31, 2016

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$167,599	$796	$(53)	$168,342
Direct operating expenses	—	94,200	11	—	94,211
Selling, general and administrative expenses	—	26,279	135	—	26,414
Depreciation expense	—	18,703	143	—	18,846
Recovery for doubtful accounts	—	(965)	—	—	(965)
Impairment of leasing equipment	—	1,999	—	—	1,999
Interest expense	4,125	16,830	53	(4,178)	16,830
Interest income	(4,125)	(125)	—	4,125	(125)
Equity in earnings of subsidiary	(6,958)	(310)	—	7,268	—
Other income, net	—	(460)	—	—	(460)
Total (income) expense	(6,958)	156,151	342	7,215	156,750
Income before provision for income taxes	6,958	11,448	454	(7,268)	11,592
Provision for income taxes	—	4,490	144	—	4,634
Net income	6,958	6,958	310	(7,268)	6,958
Unrealized loss on derivative instruments, net of tax of $1,181	—	(1,827)	—	—	(1,827)
Derivative loss reclassified into earnings, net of tax of ($1,731)	—	2,670	—	—	2,670
Foreign currency translation gain, net of tax of ($213)	—	143	—	—	143
Total other comprehensive income	—	986	—	—	986
Total comprehensive income	$6,958	$7,944	$310	$(7,268)	$7,944

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

15. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Three Months Ended March 31, 2016

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$51,185	$23,675	$283	$(50,808)	$24,335
Investing activities:
Proceeds from sale of leasing equipment	—	1,256	—	—	1,256
Collections on net investment in direct finance leases, net of interest earned	—	1,135	—	(377)	758
Business acquisition	—	(4,706)	—	—	(4,706)
Investment in direct finance leases	—	(370)	—	—	(370)
Purchase of leasing equipment	—	(36,080)	—	—	(36,080)
Purchase of fixed assets	—	(3,965)	—	—	(3,965)
Net cash used in investing activities	—	(42,730)	—	(377)	(43,107)
Financing activities:
Proceeds from long-term debt	—	109,500	—	—	109,500
Repayments of long-term debt	—	(41,062)	—	—	(41,062)
Cash paid for debt issuance fees	—	(27)	—	—	(27)
Repurchase of indirect parent shares from employees		(306)	—	—	(306)
Dividend received on indirect parent shares	—	40	—	—	40
Dividend paid	(51,185)	—	—	—	(51,185)
Repurchase of Interpool shares	—	(51,185)	—	51,185	—
Net cash (used in) provided by financing activities	(51,185)	16,960	—	51,185	16,960
Effect of changes in exchange rates on cash and cash equivalents	—	80	—	—	80
Net (decrease) increase in cash and cash equivalents	—	(2,015)	283	—	(1,732)
Cash and cash equivalents, beginning of period	—	91	3,070	—	3,161
Cash and cash equivalents, end of period	$—	$(1,924)	$3,353	$—	$1,429

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

15. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

December 31, 2015

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$91	$3,070	$—	$3,161
Accounts receivable, net	—	110,039	623	—	110,662
Net investment in direct finance leases	—	20,464	—	(7,667)	12,797
Leasing equipment, net of accumulated depreciation	—	1,423,788	12,190	—	1,435,978
Goodwill	—	251,907	—	—	251,907
Affiliate and intercompany receivable	—	590	—	(6)	584
Intercompany interest receivable	6,188	—	—	(6,188)	—
Intercompany note receivable	150,000	—	—	(150,000)	—
Investment in subsidiary	568,654	6,575	—	(574,992)	237
Other assets	—	31,911	259	—	32,170
Total assets	$724,842	$1,845,365	$16,142	$(738,853)	$1,847,496
Liabilities member’s interest
Accounts payable, accrued expenses and other liabilities	$6,188	$82,598	$147	$—	$88,933
Intercompany payable	—	—	6	(6)	—
Intercompany note payable	—	150,000	—	(150,000)	—
Intercompany interest payable	—	6,188	—	(6,188)	—
Intercompany lease payable	—	—	7,667	(7,667)	—
Deferred income taxes, net	—	125,596	1,984	—	127,580
Debt and capital lease obligations less debt issuance costs	150,000	912,329	—	—	1,062,329
Total liabilities	156,188	1,276,711	9,804	(163,861)	1,278,842
Total member’s interest	568,654	568,654	6,338	(574,992)	568,654
Total liabilities and member’s interest	$724,842	$1,845,365	$16,142	$(738,853)	$1,847,496

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

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

For the Three Months Ended March 31, 2016 and 2015

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16.  Subsequent Event

Stock Buyback Program

On April 13, 2016, Interpool instituted a stock buyback program (the “Program”) whereby employees who hold vested shares of SCT Chassis, an indirect parent of the Company, pursuant to Management Shareholder Agreements executed prior to January 1, 2016, will be eligible to elect, on an annual basis, to sell up to 25% of such shares to Interpool.  Under the Program, participants will elect annually whether to participate in the Program and the number of eligible shares they wish to sell.  Elections will generally be made on or about April 30 of each year, and the Program will expire in 2019 after all completed share repurchase elections are fulfilled for that year.  The price at which SCT Chassis shares will be repurchased at fair market value will be determined each year by the Board of Directors of SCT Chassis.  Interpool has offered a purchase price for 2016 of $11.21 per share, and such offer expires on May 13, 2016.

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

PART I. FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the interim Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. All dollar amounts discussed below are in thousands of U.S. dollars except per share amounts, or unless otherwise stated. The interim financial statements have been prepared in accordance with U.S. GAAP. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions.  Our actual results could differ materially from those anticipated in the “Forward-looking statements” set forth in this Quarterly Report on Form 10-Q as a result of many factors, including those included and discussed in “Forward-looking statements” and “Risk factors” set forth in Part I-Item 1A of our Annual Report on Form 10-K for fiscal year 2015 and elsewhere in this report.

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

Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of March 31, 2016, we owned, leased-in or managed a fleet of 309,250 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.45 billion.

We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

•              Marine Market segment—primarily serving shipping lines and motor carriers with 20’, 40’ and 45’ foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of March 31, 2016, our active fleet included 195,233 marine chassis.

•              Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53’ chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of March 31, 2016, our active fleet included 80,584 domestic chassis.

As of March 31, 2016, approximately 17%, 1%, and 82% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively.  As of March 31, 2016, 22% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $130.4 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.  Our utilization rates are determined by the percentage of our total fleet that is on-hire divided by the total fleet, excluding chassis awaiting the remanufacture process.  As of March 31, 2016 and 2015, our utilization rates were 93.9% and 95.8%, respectively.

The table below summarizes our total fleet by type of lease as of March 31, 2016:

	Units		Net book value		Average	% of
Total fleet by lease type	# of units	% of total	$ in millions	% of total	age (in years)	On-hire fleet
Term lease	42,424	14	$213.0	15	13.8	17
Direct finance lease	3,583	1	12.8	1	10.5	1
Marine chassis pool	145,162	47	616.9	43	14.7	56
Domestic chassis pool	67,723	22	444.7	31	8.3	26
On-hire fleet	258,892	84	1,287.4	90	13.0	100
Available fleet	16,925	5	72.1	4	15.7
Active fleet	275,817	89	1,359.5	94	13.2
Units available for remanufacture	33,433	11	85.8	6
Total fleet	309,250	100	$1,445.3	100

Term lease products

Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership, and bear the risk of re-leasing the asset upon expiration of the lease.  For the three months ended March 31, 2016, our term lease renewal rate was approximately 94% with very little movement of assets from term arrangements to pool arrangements during the quarter.

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

Chassis pools

We operate and maintain domestic and marine chassis pools. A neutral chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis.  Additionally, we are a contributor to several cooperative pools.  In a cooperative (“co-op”) pool model, several chassis owners contribute chassis into a single pool for users.  Contributors must contribute a number of chassis proportionate to that of their customer usage.  An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis.  Costs of the pool are charged back to the contributors in one of several allocation basis, either by total number of chassis contributed or by number of chassis actually used.  Customers generally enter into pool user agreements for a period of one to three years and may be subject to subscription levels for minimum chassis usage. As of March 31, 2016, 22% of chassis pool revenue was generated by such minimum usage arrangements.  Multi-year agreements typically contain annual pricing reset features.

Marine chassis pools

We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and the Pacific Southwest using marine 20’, 40’ and 45’ chassis.  As of March 31, 2016, we owned 131,955 chassis and managed 13,207 chassis owned or leased and contributed by shipping lines for a total of 145,162 chassis engaged in providing this service. The net book value of our owned marine pool units amounted to $616.9 million as of March 31, 2016.  Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the three months ended March 31, 2016, approximately 2% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

We also operate pools for domestic 53’ chassis at railroad ramps throughout the United States. As of March 31, 2016, we had 67,723 chassis, including 7,912 chassis that we lease-in, engaged in providing this service. The net book value of the domestic pool chassis that we own totaled $444.7 million, as of March 31, 2016.  In 2015, we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. However, we have been advised by one of the Class I railroads that they intend to terminate the exclusive nature of their agreement with us at some point in 2016.  We are currently in negotiations with this Class I railroad about an alternative non-exclusive agreement with us.  With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies and railroads that operate standard-size domestic intermodal equipment.  Large portions of our domestic chassis are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length.  For the three months ended March 31, 2016, approximately 48% of domestic chassis pool revenue was generated under subscription arrangements.

Other revenue

Other revenue is derived from three primary sources: maintenance and repair service revenue, repositioning revenue and management services revenue.

Critical Accounting Policies

There have been no material changes in our critical accounting policies from those disclosed in our 2015 Annual Report on Form 10-K.  For discussion of our critical accounting policies, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in Part II, Item 7 of our 2015 Annual Report on Form 10-K.

2016 versus 2015

Comparison of our consolidated results for the three months ended March 31, 2016 to the three months ended March 31, 2015

	Three Months Ended March 31,		Variance
	2016	2015	$ change	% change
Revenues:
Equipment leasing revenue	$160,763	$160,689	$74	**
Finance revenue	344	406	(62)	(15)
Other revenue	7,235	7,660	(425)	(6)
Total revenues	$168,342	$168,755	$(413)	**
Expenses:
Direct operating expenses	94,211	84,951	9,260	11
Selling, general and administrative expenses	26,414	21,276	5,138	24
Depreciation expense	18,846	17,901	945	5
(Recovery) provision for doubtful accounts	(965)	2,072	(3,037)	**
Impairment of leasing equipment	1,999	1,433	566	40
Loss on modification and extinguishment of debt and capital lease obligations	—	39	(39)	**
Interest expense	16,830	22,097	(5,267)	(24)
Interest income	(125)	(1)	(124)	**
Other income, net	(460)	(554)	94	(17)
Total expenses	156,750	149,214	7,536	5
Income before provision for income taxes	11,592	19,541	(7,949)	(41)
Provision for income taxes	4,634	7,380	(2,746)	(37)
Net income	$6,958	$12,161	$(5,203)	(43)
Adjusted net income(1)	$11,544	$16,683	$(5,139)	(31)
Adjusted EBITDA(1)	$51,285	$61,928	$(10,643)	(17)

**     Not meaningful

(1)     For a reconciliation of Adjusted net income and Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see “Non-GAAP Measures”.

Revenues

Total Company revenue was $168.3 million for the three months ended March 31, 2016 compared to $168.7 million for the three months ended March 31, 2015, a decrease of $0.4 million.

Equipment leasing revenue was $160.8 million for the three months ended March 31, 2016 compared to $160.7 million for the three months ended March 31, 2015, an increase of $0.1 million. This increase was primarily due to one additional billing day during the three months ended March 31, 2016 which led to an increase in equipment leasing revenue of $1.8 million. This increase was partially offset by a 1% decrease in average per diem rates, which resulted in a decrease in equipment leasing revenue of $1.2 million, and a decrease in the average on-hire fleet of approximately 700 chassis, or less than 1%, which led to a decrease in equipment leasing revenue of $0.5 million.

The overall decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the quarter and increases in both the average per diem rates and chassis usage within our domestic pool. While we continued to experience a shift of term lease units into our pools from April 1, 2015 through March 31, 2016, the pace of such shift has slowed. Similarly, the acquisition of chassis from our shipping line customers has slowed considerably as most shipping lines have either divested their chassis fleets or announced their intentions to retain them.

Finance revenue was $0.3 million for the three months ended March 31, 2016 compared to $0.4 million for the three months ended March 31, 2015, a decrease of $0.1 million. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $2.7 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $7.2 million for the three months ended March 31, 2016 compared to $7.7 million for the three months ended March 31, 2015, a decrease of $0.5 million or 6%. This decrease was primarily attributable to a $0.9 million reduction in billings to customers for the repositioning of equipment, a decrease in scrap metal proceeds in connection with the disposal of end-of-life chassis of $0.7 million and a $0.2 million decrease in repair billings to customers. These decreases were partially offset by $1.4 million of incremental repair billings to customers resulting from the February 29, 2016 acquisition of the Emergency Road Service Business of Interstar.

Marine Market segment

Total Marine Market segment revenue was $118.6 million for the three months ended March 31, 2016 compared to $122.4 million for the three months ended March 31, 2015, a decrease of $3.8 million or 3%.

	Three Months Ended March 31,
Key Operating Statistics	2016	2015	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$105,788	$109,357	$(3,569)	(3)
Average Total Fleet	146,925	147,145	(220)	—
Average Daily Revenue per Chassis	$7.91	$8.26	$(0.35)	(4)
Term Lease Statistics
Per Diem Revenue	$9,230	$9,166	$64	1
Average Total Fleet	30,961	34,251	(3,290)	(10)
Average Daily Revenue per Chassis	$3.28	$2.97	$0.31	10

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $115.0 million for the three months ended March 31, 2016 compared to $118.5 million for the three months ended March 31, 2015, a decrease of $3.5 million or 3%. Marine pool per diem revenues decreased $3.6 million or 3%. This decrease was primarily due to a 4% decrease in the average per diem rates in our marine pools, partially offset by one additional billing day during the three months ended March 31, 2016 which led to an increase in equipment leasing revenue of $1.2 million. The decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the quarter. While we continued to experience a shift of term lease units into our pools from April 1, 2015 through March 31, 2016, the pace of such shift has slowed. Similarly, the acquisition of chassis from our shipping line customers has slowed considerably as most shipping lines have either divested their chassis fleets or announced their intentions to retain them. The net reduction in the number of chassis in our marine pools was primarily due to moving chassis into depot and long-term storage locations in reaction to the decline in demand experienced during the quarter. Marine pool per diem revenues attributable to motor carriers rose to 57% of total marine pool per diem revenue for the three months ended March 31, 2016 from 55% for the three months ended March 31, 2015. Marine term lease revenues increased $0.1 million or 1% due to a 10% increase in the average per diem rates. This increase was partially offset by a 10% decrease in the average number of chassis on-hire. The decrease in the average number of chassis on hire was primarily due to reduced demand experienced during the quarter, as well as transfers to the marine pool during 2015, the vast majority of which took place during the first six months of 2015.

Finance revenue was $0.3 million for the three months ended March 31, 2016 compared to $0.4 million for the three months ended March 31, 2015, a decrease of $0.1 million. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $2.7 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $3.2 million for the three months ended March 31, 2016 compared to $3.5 million for the three months ended March 31, 2015, a decrease of $0.3 million or 8%. This decrease was primarily attributable to a $0.4 million reduction in repair billings to customers, partially offset by a $0.1 million increase in billings to customers for the repositioning of equipment.

Domestic Market segment

Total Domestic Market segment revenue was $47.1 million for the three months ended March 31, 2016 compared to $44.5 million for the three months ended March 31, 2015, an increase of $2.6 million or 6%.

	Three Months Ended March 31,
Key Operating Statistics	2016	2015	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$41,636	$38,219	$3,417	9
Average Total Fleet	67,547	65,047	2,500	4
Average Daily Revenue per Chassis	$6.77	$6.53	$0.24	4
Term Lease Statistics
Per Diem Revenue	$4,109	$3,947	$162	4
Average Total Fleet	12,595	12,304	291	2
Average Daily Revenue per Chassis	$3.59	$3.56	$0.03	1

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $45.7 million for the three months ended March 31, 2016 compared to $42.2 million for the three months ended March 31, 2015, an increase of $3.5 million or 8%. Domestic pool per diem revenues increased $3.4 million or 9%. This increase was primarily due to a 4% increase in the average number of chassis in our domestic pools, a 4% increase in the average per diem rates in our domestic pool and one additional billing day during the three months ended March 31, 2016 which led to an increase in equipment leasing revenue of $0.5 million. Domestic term lease revenues increased $0.2 million or 4% primarily due to a 2% increase in the average number of chassis on-hire and a 1% increase in the average per diem rates.

Other revenue was $1.3 million for the three months ended March 31, 2016 compared to $2.3 million for the three months ended March 31, 2015, a decrease of $1.0 million or 43%. This decrease was primarily attributable to a $0.9 million reduction in billings to customers for the repositioning of equipment and a $0.1 million decrease in repair billings to customers.

Direct operating expenses

Total Company direct operating expenses were $94.2 million for the three months ended March 31, 2016 compared to $84.9 million for the three months ended March 31, 2015, an increase of $9.3 million or 11%. Maintenance and repair expenses within our Marine and Domestic Market Segments increased $6.1 million or 11%, which was primarily due to a higher average cost per repair, as well as an increase in the average number of chassis operating in our domestic chassis pool. The increase in the average cost per repair within the Marine Market segment was driven primarily by an increase in chassis operating and being repaired in higher labor rate regions. Maintenance and repair expenses for chassis residing at third party depots and at the Company’s service centers decreased $0.8 million during the three months ended March 31, 2016 versus the comparable period of 2015. Also, the acquisition of the Emergency Road Service Business of Interstar on February 29, 2016 added incremental maintenance and repair expenses of $1.1 million. Additionally, shifts in customer demand in chassis pools and other operational decisions in response to the reduced demand experienced during the quarter resulted in an increase in repositioning and handling expenses of $2.2 million and an increase in pool operational expense of $0.5 million. The increase in pool operational expense was primarily due to facility rental agreements in the Northeast entered into during the fourth quarter of 2015. Other direct operating expenses such as storage costs increased by $0.2 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $74.1 million for the three months ended March 31, 2016 compared to $66.3 million for the three months ended March 31, 2015, an increase of $7.8 million or 12%. Maintenance and repair expenses increased $5.3 million or 11%, which was primarily due to a higher average cost per repair driven primarily by an increase in chassis operating and being repaired in higher labor rate regions. Additionally, shifts in customer demand in chassis pools and other operational decisions in response to the reduced demand experienced during the quarter resulted in an increase in repositioning and handling expenses of $1.8 million and an increase in pool operational expense of $0.5 million. The increase in pool operational expense was primarily due to facility rental agreements in the Northeast entered into during the fourth quarter of 2015. Other direct operating expenses such as storage costs increased by $0.2 million.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $14.0 million for the three months ended March 31, 2016 compared to $13.0 million for the three months ended March 31, 2015, an increase of $1.0 million or 8%. Maintenance and repair expenses increased $0.9 million or 11%, which was primarily due to a higher average cost per repair, as well as a 4% increase in the average number of chassis operating in our domestic chassis pool. Additionally, increasing customer demand in domestic chassis pools and the associated costs of placing equipment on-hire resulted in an increase in repositioning and handling expenses of $0.1 million.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
Consolidated Statement of Operations Data:	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Variance	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Variance

Marine Market segment	$118,596	$122,418	$(3,822)	$29,896	$42,216	$(12,320)
Domestic Market segment	47,096	44,484	2,612	27,292	27,158	134
Total Reportable segments	$165,692	$166,902	$(1,210)	$57,188	$69,374	$(12,186)
Other	2,650	1,853	797	(5,903)	(7,446)	1,543
Total Company	$168,342	$168,755	$(413)	$51,285	$61,928	$(10,643)

Principal collections on direct finance leases				(758)	(1,225)
Share-based compensation				(56)	(247)
Depreciation expense				(18,846)	(17,901)
Impairment of leasing equipment				(1,999)	(1,433)
Loss on modification and extinguishment of debt and capital lease obligations				—	(39)
Interest expense				(16,830)	(22,097)
Other income, net				460	554
Non-recurring professional fees				(1,789)	—
Interest income				125	1
Income before provision for income taxes				11,592	19,541
Provision for income taxes				4,634	7,380
Net income				$6,958	$12,161

Selling, general and administrative expenses

Selling, general and administrative expenses were $26.4 million for the three months ended March 31, 2016 compared to $21.3 million for the three months ended March 31, 2015, an increase of $5.1 million or 24%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of operational cost containment initiatives, including in-sourcing depot operations at select locations. Also contributing to this increase were consulting fees in support of information technology initiatives, on-going costs associated with our relocation to a new corporate headquarters location in May 2015 and $1.7 million of expenses associated with a debt offering process which was terminated during March 2016. These increases were partially offset by the capitalization of compensation and related benefit costs for employees directly associated with the development of our new operating and financial reporting systems (“Project Helix”).

Depreciation expense

Depreciation expense was $18.8 million for the three months ended March 31, 2016 compared to $17.9 million for the three months ended March 31, 2015, an increase of $0.9 million or 5%. This increase was primarily due to incremental depreciation expense resulting from chassis acquired and remanufactured since April 1, 2015. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines as they continue to migrate to the motor carrier model and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool. Also contributing to the increase in depreciation expense were amortized costs for leasehold improvements, furniture and fixtures and computer equipment acquisitions associated with our new corporate headquarters.

(Recovery) provision for doubtful accounts

During the three months ended March 31, 2016, the provision for doubtful accounts decreased by $3.0 million compared to the prior year period primarily due to an improved collection experience with our motor carriers.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $2.0 million for the three months ended March 31, 2016 compared to $1.4 million for the three months ended March 31, 2015, an increase of $0.6 million. This increase was primarily due to estimated shrinkage of certain chassis within our marine pools.

Interest expense

Interest expense was $16.8 million for the three months ended March 31, 2016 compared to $22.1 million for the three months ended March 31, 2015, a decrease of $5.3 million or 24%. Cash interest decreased $3.7 million, while the non-cash interest portion (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) decreased $1.6 million. The decrease in cash interest expense for the three months ended March 31, 2016 was primarily due to a lower effective interest rate during the current year period resulting from the refinancing of $150.0 million aggregate principal amount of 11% Senior Secured Notes with proceeds drawn under our ABL Facility which had a weighted-average interest rate for the three months ended March 31, 2016 of 2.70% and lower average debt levels.

Other income, net

Other income, net for the three months ended March 31, 2016 was $0.5 million compared to $0.6 million for the three months ended March 31, 2015, a decrease of $0.1 million.

Provision for income taxes

The effective income tax rates for the three months ended March 31, 2016 and 2015 were 40% and 38%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net income

Net income was $7.0 million for the three months ended March 31, 2016 compared to a net income of $12.2 million for the three months ended March 31, 2015. The decrease in the net income was attributable to the items noted above.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, lines of credit and other secured and unsecured borrowings.

Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections, billings to lessees for maintenance and repairs and billings to lessees for repositioning and management fees.  Cash flow provided by operating activities was $24.3 million and $27.0 million for the three months ended March 31, 2016 and 2015, respectively.

Amounts outstanding under existing lines of credit and other secured and unsecured borrowings were $1.15 billion as of March 31, 2016 and $1.08 billion as of December 31, 2015.  As of March 31, 2016, we had $939.0 million outstanding under the ABL Facility and the ability to draw $266.9 million. At our current levels of last twelve months Adjusted EBITDA, our agreements would allow us to draw $127.7 million.  No other amounts are available to draw under other currently secured or unsecured borrowings.

Other Considerations

As of March 31, 2016, we had approximately $45.2 million of scheduled debt amortization over the next 12 month period.  These amounts do not include $41.6 million of interest payments, $24.0 million of asset and tire purchase commitments and $14.3 million of operating lease commitments existing as of March 31, 2016 and maturing over the next 12 months. We expect that cash flows from operations and principal collections on direct finance leases will be sufficient to meet our liquidity needs for the next 12 months, funding maturing debt and satisfying our contractual obligations. We believe that we will be able to maintain compliance with any applicable covenants in our indebtedness for the next 12 months.  However, we may need to borrow funds to finance the purchases of new and used assets or to remanufacture assets to expand the business. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.

On January 14, 2016, we borrowed $51.0 million (the “Repurchase Amount”) under the revolving credit facility of the ABL Facility to finance the repurchase and retirement of 62 shares, par value $0.01 per share, of the common stock of Interpool, Inc. held by us, the sole stockholder of Interpool, Inc.  Through a successive chain of dividends, the Repurchase Amount was received pro rata by our indirect shareholders of record, including certain private equity funds that are managed by an affiliate of Fortress Investment Group LLC, employees of affiliates of Seacastle Inc. (our indirect parent) and members of our management.

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

Liquidity needs for acquisition of new chassis

We expect to invest substantial funds to acquire new and used chassis and remanufacture chassis, although there can be no assurances as to the timing and amount of such acquisitions.  During 2015, a total of $75.4 million was invested of which $33.7 million was used to acquire and refurbish marine chassis and $41.7 million was used to remanufacture domestic chassis.  During the three months ended March 31, 2016, $36.4 million was invested of which $24.2 million was used to acquire, refurbish and remanufacture marine chassis and $12.2 million was used to acquire and remanufacture domestic chassis.  We anticipate additional equipment investment during the remainder of 2016; however, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors could limit our ability to raise funds and further the growth of our business.

Cash flow

Cash was $1,429 at March 31, 2016 compared to $3,161 at December 31, 2015, a decrease of $1,732.  Cash flow information for the three months ended March 31, 2016 and 2015 are as follows:

	Three months Ended March 31,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$24,335	$27,001
Net cash used in investing activities	(43,107)	(7,732)
Net cash provided by (used in) financing activities	16,960	(15,064)
Effect of changes in exchange rates on cash and cash equivalents	80	(353)
Net increase (decrease) in cash and cash equivalents	$(1,732)	$3,852

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Net cash provided by operating activities was $24.3 million for the three months ended March 31, 2016 compared to $27.0 million for the three months ended March 31, 2015, a decrease of $2.7 million.  The decrease was primarily the result of decreased profitability of $10.6 million partially offset by lower cash paid for interest and changes in working capital of $7.9 million.

Net cash used in investing activities was $43.1 million for the three months ended March 31, 2016 compared to $7.7 million for the three months ended March 31, 2015, a $35.4 million increase in cash out-flows. The increase was primarily driven by a $25.0 million increase in capital spending, the Interstar acquisition of $4.7 million and a $5.2 million decrease in proceeds from the sales of leasing equipment in the first three months of 2016 compared to 2015.

Net cash provided by financing activities was $17.0 million for the three months ended March 31, 2016 compared to cash used in financing activities of $15.1 million for the three months ended March 31, 2015, a $32.1 million increase in cash in-flows. The increase in cash provided for the first quarter of 2016 was primarily attributable to higher net borrowings of $83.5 million partially offset by the dividend payment of $51.2 million and a $0.3 million increase in share repurchases from employees.

Contractual obligations and commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of March 31, 2016.

		Maturity in years
(Dollars in thousands)	Total as of Mar 31, 2016	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$939,000	$4,000	$—	$—	$—	$935,000	$—
Senior Secured 11% Notes	150,000	—	—	—	150,000	—	—
Loan payable to CIMC	13,898	2,558	2,687	2,823	2,965	2,737	128
Capital lease obligations	46,419	38,592	1,812	4,762	501	501	251
Lease asset purchase commitments	34,156	18,649	9,920	5,587	—	—	—
Tire purchase commitments	27,462	5,341	5,530	5,530	5,530	5,531	—
Interest payments	170,084	41,553	40,111	39,840	31,351	17,223	6
Operating leases	51,043	14,327	10,634	4,420	3,569	3,421	14,672
Total	$1,432,062	$125,020	$70,694	$62,962	$193,916	$964,413	$15,057

Our contractual obligations consist of principal and interest payments related to the ABL Facility, the Notes, chassis purchase commitments and operating lease payments for our chassis and office facilities. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments.

Covenants

Under the indenture governing the Notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of March 31, 2016, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.  We believe that we will be able to continue to maintain compliance with all applicable covenants for the next 12 months.

Commitments

Chassis purchase commitments

Our chassis purchase commitments are related to commitments to refurbish and remanufacture chassis. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to these commitments.  At March 31, 2016, we had commitments totaling approximately $34.1 million with commitments totaling $18.6 million, $9.9 million and $5.6 million for 2016, 2017 and 2018, respectively.

Tire purchase commitments

Contemporaneous with the Interstar acquisition, we committed to purchase from an affiliate of the acquired company 45,000 tires annually for a period of five years.  Initial prices for tire types were agreed upon but are subject to purchase price adjustments based on certain changes in the cost of raw materials used in the manufacturing process.  Based on the initial pricing and an estimate of the types of tires to be purchased, the total purchase commitment over the five year term of the agreements is approximately $27.5 million. Approximately $5.3 million is committed for 2016 with the remaining commitment spread evenly over the next four years.

Operating lease commitments

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. Minimum rental commitments under our material leases were $51.0 million as of March 31, 2016.

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

Operating leases are part of our off-balance sheet arrangements. For more information on our liability under operating leases, see “—Commitments—Operating lease commitments”.

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

We define adjusted net income as net income before non-cash interest expense related to deferred financing fees, share-based compensation, loss on modification and extinguishment of debt and capital lease obligations, and terminations, modification, and fair value adjustments of derivative instruments and other non-routine, non-cash items as determined by management. We use adjusted net income to assess our consolidated financial and operating performance, and we believe this non-GAAP measure is helpful to management and investors in identifying trends in our performance. This measure helps management make decisions that are expected to facilitate meeting current financial goals as well as achieve optimal financial performance. Adjusted net income provides us with a measure of financial performance of the business based on operational factors, including the profitability of assets on an economic basis, net of operating expenses, and the capital costs of the business on a consistent basis as it removes the impact of certain non-routine and non-cash items from our operating results. Adjusted net income is a key metric used by senior management and our board of directors to review the consolidated financial performance of the business.

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure, to adjusted net income:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net income	$6,958	$12,161
Non-cash interest expense, net of tax	627	1,112
Share-based compensation, net of tax	33	148
Loss on modification and extinguishment of debt and capital lease obligations	—	24
Loss on termination and modification of derivative instruments, net of tax	2,641	3,250
Fair value adjustment for derivative instruments, net of tax	211	(12)
Non-recurring professional fees	1,074	—
Adjusted net income	$11,544	$16,683

Adjusted EBITDA

Adjusted EBITDA is a measure of both operating performance and liquidity that is not defined by U.S. GAAP and should not be considered a substitute for net income, income from operations or cash flow from operations, as determined in accordance with U.S. GAAP.

We define Adjusted EBITDA as income (loss) before provision (benefit) for income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income, share-based compensation and principal collections on direct finance leases.

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

Liquidity:  In addition to the uses described above, management and our board of directors use Adjusted EBITDA as an indicator of the amount of cash flow we have available to service our debt obligations, and we believe this measure can serve the same purpose for our investors. We include principal collections on direct finance lease receivables in Adjusted EBITDA because these collections represent cash that we have available to service our debt obligations that is not otherwise included in net income. As a result, by adding back share-based compensation expenses and by including principal collections on direct finance lease receivables in Adjusted EBITDA, we believe Adjusted EBITDA is a more accurate indicator of our available cash flow to service our debt obligations than net income.

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net income	$6,958	$12,161
Income tax provision	4,634	7,380
Interest expense	16,830	22,097
Depreciation expense	18,846	17,901
Impairment of leasing equipment	1,999	1,433
Loss on modification and extinguishment of debt and capital lease obligations	—	39
Other income, net	(460)	(554)
Interest income	(125)	(1)
Non-recurring professional fees	1,789	—
Share-based compensation	56	247
Principal collections on direct finance leases, net of interest earned	758	1,225
Adjusted EBITDA	$51,285	$61,928

The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company’s cash generation, to Adjusted EBITDA:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net cash provided by operations	$24,335	$27,001
Depreciation and amortization	(18,863)	(17,940)
Recovery (provision) for doubtful accounts	965	(2,072)
Amortization of deferred financing fees	(984)	(1,826)
Derivative loss reclassified into earnings	(4,401)	(5,416)
Ineffective portion of cash flow hedges	(352)	20
Loss on modification and extinguishment of debt and capital lease obligations	—	(39)
Share-based compensation	(56)	(247)
Other, net	225	554
Impairment of leasing equipment	(1,999)	(1,433)
Changes in assets and liabilities:
Accounts receivable	(5,333)	(1,416)
Other assets	3,384	2,627
Accounts payable	713	(294)
Accrued expenses and other liabilities	13,714	21,109
Deferred income taxes, net	(4,390)	(8,467)
Provision for income taxes	4,634	7,380
Interest expense	16,830	22,097
Depreciation expense	18,846	17,901
Impairment of leasing equipment	1,999	1,433
Loss on modification and extinguishment of debt and capital lease obligations	—	39
Other income, net	(460)	(554)
Interest income	(125)	(1)
Non-recurring professional fees	1,789	—
Share-based compensation	56	247
Principal collections on direct finance leases, net of interest earned	758	1,225
Adjusted EBITDA	$51,285	$61,928

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to quantitative and qualitative disclosures about market risk from those disclosed in our 2015 Annual Report on Form 10-K.

Item 4.                                 Disclosure Controls and Procedures

(a)         Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.                        Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the information set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.  As of the date of this Form 10-Q, there have been no significant changes from the risk factors previously disclosed therein.

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
4.1

Third Supplemental Indenture, dated as of March 24, 2016, by and among TRAC Intermodal LLC, TRAC Intermodal Corp., TRAC Interstar LLC, the guarantor named therein and Wells Fargo Bank, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to TRAC Intermodal LLC’s Current Report on Form 8-K filed with the SEC on March 28, 2015).

10.1

Joinder Agreement, dated as of March 24, 2016, by and between TRAC Interstar LLC and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC’s Current Report on Form 8-K filed with the SEC on March 28, 2015).

10.2*	Form of Stock Buyback Letter.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document .
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date:      May 11, 2016

TRAC INTERMODAL LLC

Registrant

By:	/s/ CHRIS ANNESE

Chris Annese

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)