Form 10-Q
period 2016-06-30
TRAC Intermodal LLC
filed 2016-08-10
CIK 1570774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

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

•                  the demand for chassis;

•                  operating costs, including the cost of maintaining and repairing chassis, the cost of labor rates, the cost of parts and materials and the imposition of fees and other charges by the host locations at which the Company operates its chassis pools;

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

•                  the disclosure requirement exemptions we utilize based on the Company’s status as an “emerging growth company” under the JOBS Act

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$6,348	$3,161
Accounts receivable, net of allowance of $8,338 and $12,454, respectively	101,910	110,662
Net investment in direct finance leases	12,343	12,797
Leasing equipment, net of accumulated depreciation of $473,906 and $452,962, respectively	1,417,631	1,435,978
Goodwill	256,815	251,907
Other assets	45,464	32,991
Total assets	$1,840,511	$1,847,496

Liabilities and member’s interest
Liabilities
Accounts payable	$17,360	$13,593
Accrued expenses and other liabilities	55,038	75,340
Deferred income taxes, net	133,601	127,580
Debt and capital lease obligations:
Due within one year	47,406	41,396
Due after one year	1,077,811	1,039,283
Total debt and capital lease obligations	1,125,217	1,080,679
Less unamortized debt issuance costs	16,523	18,350
Total debt and capital lease obligations less debt issuance costs	1,108,694	1,062,329
Total liabilities	1,314,693	1,278,842

Redeemable indirect parent shares held by management	2,464	—
Commitments and contingencies (Note 7)	—	—

Member’s interest
Member’s interest	540,420	586,757
Accumulated other comprehensive loss	(17,066)	(18,103)
Total member’s interest	523,354	568,654
Total liabilities and member’s interest	$1,840,511	$1,847,496

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Equipment leasing revenue	$152,612	$169,438	$313,375	$330,127
Finance revenue	356	389	700	795
Other revenue	10,708	7,786	17,943	15,446
Total revenues	163,676	177,613	332,018	346,368

Expenses
Direct operating expenses	94,798	99,969	189,009	184,920
Selling, general and administrative expenses	24,103	23,012	50,517	44,288
Depreciation expense	18,764	17,914	37,610	35,815
Provision (recovery) for doubtful accounts	492	99	(473)	2,171
Impairment of leasing equipment	5,974	2,569	7,973	4,002
Restructuring expense	1,404	—	1,404	—
Loss on modification and extinguishment of debt and capital lease obligations	—	—	—	39
Interest expense	16,388	21,506	33,218	43,603
Interest income	25	—	(100)	(1)
Other income, net	(408)	(221)	(868)	(775)
Total expenses	161,540	164,848	318,290	314,062

Income before provision for income taxes	2,136	12,765	13,728	32,306
Provision for income taxes	849	5,054	5,483	12,434
Net income	$1,287	$7,711	$8,245	$19,872

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$1,287	$7,711	$8,245	$19,872
Unrealized loss on derivative instruments, net of tax of $1,598 and $8 and $2,779 and $712, respectively	(2,472)	(11)	(4,299)	(1,095)
Derivative loss reclassified into earnings, net of tax of ($1,635) and ($2,007) and ($3,366) and ($4,130), respectively	2,530	3,103	5,200	6,396
Foreign currency translation, net of tax of $4 and ($32) and ($209) and $205, respectively	(7)	50	136	(357)
Total other comprehensive income, net of tax	51	3,142	1,037	4,944
Total comprehensive income	$1,338	$10,853	$9,282	$24,816

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$8,245	$19,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,645	35,874
(Recovery) provision for doubtful accounts	(473)	2,171
Amortization of deferred financing fees	1,974	3,636
Loss on modification and extinguishment of debt and capital lease obligations	—	39
Derivative loss reclassified into earnings	8,566	10,526
Ineffective portion of cash flow hedges	251	(42)
Impairment of leasing equipment	7,973	4,002
Share-based compensation	1,169	349
Deferred income taxes, net	5,196	13,340
Other, net	(542)	(783)
Changes in assets and liabilities:
Accounts receivable	11,063	1,259
Other assets	(4,243)	(2,079)
Accounts payable	1,579	3,601
Accrued expenses and other liabilities	(9,602)	(6,401)
Net cash provided by operating activities	68,801	85,364

Cash flows from investing activities
Proceeds from sale of leasing equipment	3,075	7,288
Collections on net investment in direct finance leases, net of interest earned	1,470	2,010
Business acquisition	(4,781)	—
Investment in direct finance leases	(887)	—
Purchase of leasing equipment	(47,519)	(16,728)
Purchase of fixed assets	(8,703)	(10,183)
Net cash used in investing activities	(57,345)	(17,613)

Cash flows from financing activities
Proceeds from long-term debt	132,500	66,750
Repayments of long-term debt	(88,179)	(134,694)
Cash paid for debt issuance fees	(146)	—
Repurchase of indirect parent shares from employees	(1,366)	—
Dividend paid, net of dividend received	(51,145)	—
Net cash used in financing activities	(8,336)	(67,944)

Effect of changes in exchange rates on cash and cash equivalents	67	(346)
Net increase (decrease) in cash and cash equivalents	3,187	(539)
Cash and cash equivalents, beginning of year	3,161	4,256
Cash and cash equivalents, end of period	$6,348	$3,717
Supplemental disclosures of cash flow information
Cash paid for interest	$22,483	$29,490
Cash paid (refunded) for taxes, net	$186	$(809)

See accompanying notes

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

2. Leasing Activity

Equipment Leasing Revenue

The Company has non-cancelable operating leases for certain of its leasing equipment. At June 30, 2016, future minimum lease revenue under these agreements is estimated as follows:

2016	$34,093
2017	44,556
2018	11,903
2019	9,061
2020	4,043
Thereafter	816
$104,472

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

2. Leasing Activity (continued)

Finance Revenue

At June 30, 2016, receivables under direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2016	$2,110	$665	$1,445
2017	10,825	623	10,202
2018	568	139	429
2019	186	32	154
2020	112	9	103
Thereafter	11	1	10
	$13,812	$1,469	$12,343

As of December 31, 2015, the Company had total lease receivables, unearned lease income and net lease receivables of $14,330, $1,533 and $12,797, respectively.  As of June 30, 2016 and December 31, 2015, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $8,659 and $8,673, respectively.  The unguaranteed residual values are reflected in “Total Lease Receivables” above.

Historically, the Company has not experienced losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable. If customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable.

3. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	June 30,	December 31,
	2016	2015
Total leasing equipment	$1,891,537	$1,888,940
Less accumulated depreciation	(473,906)	(452,962)
Leasing equipment, net of accumulated depreciation	$1,417,631	$1,435,978

Leasing equipment includes assets recorded under capital leases of $111,225 and $121,817 with accumulated depreciation of $38,422 and $46,304 at June 30, 2016 and December 31, 2015, respectively.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Equipment (continued)

Impairment of Leasing Equipment

Impairment of leasing equipment amounted to $5,974 and $7,973 for the three and six months ended June 30, 2016, respectively.  This compares to $2,569 and $4,002 for the three and six months ended June 30, 2015, respectively.  The increase in impairment charges reflected during 2016 was primarily due to a greater number of end-of-life chassis impaired in 2016 versus 2015 and an increase in write-downs associated with axle sets determined to be unsuitable for the remanufacturing program.  The above impairment charges are recorded in Impairment of leasing equipment in the Consolidated Statements of Operations.

4. Capitalized Software Development Costs

In 2014, the Company’s Investment Committee approved the proposal to replace its principal operating and financial reporting systems, named “Project Helix” to provide more functional capabilities necessitated by new business requirements emerging from the industry shift to the motor carrier model.  In accordance with ASC 350-40, Internal-Use Software, the Company is capitalizing costs during the application development stage of the project.  At June 30, 2016 and December 31, 2015, capitalized software development costs totaled $17,247 and $9,675, respectively.  These costs are included in Other assets in the Consolidated Balance Sheet.  Once the software is substantially complete and ready for its intended use, capitalization will cease.  Capitalized software costs will be amortized on a straight-line basis over seven years, the estimated useful life of the software.

5. Borrowings

The following is a summary of the Company’s borrowings:

	June 30,		December 31,
	2016		2015
	Debt Instrument	Debt Issuance Cost	Debt Instrument	Debt Issuance Costs
Senior Secured 11% Notes	$150,000	$2,357	$150,000	$2,746
ABL Facility	918,000	14,148	867,000	15,585
Loans Payable CIMC	13,270	15	14,519	16
Capital lease obligations	43,947	3	49,160	3
Total debt	1,125,217	$16,523	1,080,679	$18,350
Less current maturities	(47,406)		(41,396)
Long-term debt, less current maturities	$1,077,811		$1,039,283

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

5. Borrowings (continued)

The Company’s debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 5.37% for the year ended December 31, 2015.  For the six months ended June 30, 2016 and 2015, the weighted-average interest rate was 4.32% and 5.78%, respectively.  The weighted-average interest rates disclosed are calculated as “all-in” rates which include cash interest expense and amortization of agents’ fees and deferred financing fees.

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

On March 7, 2016, the Company announced its proposed offering of $485,000 aggregate principal amount of senior secured notes due 2021. Subsequently on March 22, 2016, the Company decided that due to current market conditions, it would not proceed with its proposed offering.  As a result, during the six months ended June 30, 2016, the Company expensed approximately $1,333 of accumulated costs related to the offering. These costs are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

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

On January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument.  The Company receives one month LIBOR with interest payable at a rate of 0.756% on the notional amount.  At June 30, 2016, one month LIBOR was 0.465%.  The agreement terminates on August 9, 2017.

On February 4, 2016, the Company executed two interest rate swap agreements with Deutsche Bank.  One agreement effectively converts $50,000 of variable rate debt based upon LIBOR into a fixed rate of 1.063% per annum.  This agreement will terminate on December 10, 2020 at the same time the Company’s ABL Facility terminates.  Additionally, the Company executed a $300,000 forward interest rate swap agreement.  This agreement begins on August 9, 2017 when the Company’s existing $300,000 swap agreement ends.  At that time, the Company will effectively convert $300,000 of variable rate debt based upon LIBOR into a fixed rate of 1.2985%.

On February 5, 2016, the Company executed an interest rate swap with PNC Bank effectively converting $100,000 of variable rate debt based upon LIBOR into a fixed rate of 1.1175%.  The agreement will terminate December 10, 2020 at the same time the Company’s ABL Facility terminates.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

6.  Derivative and Hedging Activities (continued)

The Company’s interest rate derivatives involve counterparty credit risk.  As of June 30, 2016, the Company does not anticipate its counterparties will fail to meet their obligations.  As of June 30, 2016, there were no credit risk related contingent features in the Company’s derivative agreements.   For additional disclosures related to derivative instruments see Notes 9 and 15.

The Company held the following interest rate derivative as of June 30, 2016:

	Notional	Effective	Maturity	Floating	Fixed Leg	Fair
Hedged Item	Amount	Date	Date	Rate	Interest Rate	Value (a)
ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$(862)
ABL Facility	$50,000	Feb-2016	Dec-2020	1M LIBOR	1.063%	$(631)
ABL Facility	$100,000	Feb-2016	Dec-2020	1M LIBOR	1.1175%	$(1,485)
ABL Facility	$300,000	Aug-2017	Dec-2020	1M LIBOR	1.2985%	$(3,774)

(a)         These interest rate derivatives are recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
June 30, 2016	$450,000	0.8704%	2.22 years
December 31, 2015	$300,000	0.7560%	1.53 years

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

6.  Derivative and Hedging Activities (continued)

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the Consolidated Financial Statements for the periods indicated:

	Effective Portion				Ineffective Portion
	Derivative Instruments	Change in Unrealized Loss Recognized in OCI on Derivatives (a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income (b)	Classification of Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative (c)

Three Months ended June 30, 2016	Interest rate derivatives	$(2,773)	Interest expense	$2,831	Interest expense	$(101)

Six Months ended June 30, 2016	Interest rate derivatives	$(4,827)	Interest expense	$5,728	Interest expense	$251

Three Months ended June 30, 2015	Interest rate derivatives	$(281)	Interest expense	$3,372	Interest expense	$(22)

Six Months ended June 30, 2015	Interest rate derivatives	$(1,633)	Interest expense	$6,934	Interest expense	$(42)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net settlements of interest rate derivative, net of tax of ($195), ($174), ($342) and ($348), respectively	$301	$269	$528	$538
Amortization of terminated derivatives, net of tax of ($1,635), ($2,007), ($3,366) and ($4,130), respectively	2,530	3,103	5,200	6,396
	$2,831	$3,372	$5,728	$6,934

(c)          Amount impacting income not related to AOCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

6. Derivatives and Hedging Activities (continued)

The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the three and six months ended June 30, 2016 and 2015:

	Original Maximum Notional	Effective	Maturity	Fixed	Termination De-designation	Deferred Loss Upon	Un- amortized Deferred (Gain) Loss at June 30,	Amount of Deferred (Gain) Loss Amortized (including Accelerated Amortization) Into Interest Expense for the Three Months Ended June 30,		Amount of Deferred (Gain)Loss Amortized (including Accelerated Amortization) Into Interest Expense for the Six Months Ended June 30,		Amount of Deferred (Gain) Loss Expected to be Amortized Over the Next Twelve
Item	Amount	Date	Date	Rate %	Date	Termination	2016	2016	2015	2016	2015	Months
(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$(3)	$(2)	$—	$(3)	$—	$(3)
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	(10)	(3)	(1)	(7)	—	(10)
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	642	124	162	262	341	493
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	417	122	156	265	342	352
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(20)	(12)	(16)	(25)	(30)	(19)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(63)	(33)	(56)	(71)	(114)	(62)
(c)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	84	57	86	120	179	84
(c)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	300	162	357	366	763	294
(c)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	17,987	3,750	4,422	7,659	9,045	13,632
Total						$72,587	$19,334	$4,165	$5,110	$8,566	$10,526	$14,761

(a)                   This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)                   This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)                   This hedged item is referred to as Chassis Financing Program, Portfolio A

The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $1,054 (which is net of tax of $681) and amortization of deferred losses on the Company’s terminated derivatives of $8,966 (which is net of tax of $5,795).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

7. Commitments and Contingencies

Chassis Purchase Commitments

The Company’s chassis purchase commitments are related to commitments to refurbish and remanufacture chassis.  At June 30, 2016, the Company had commitments totaling approximately $35,254 with commitments totaling $19,947, $9,720 and $5,587 for 2016, 2017 and 2018, respectively.

Tire Purchase Commitments

Contemporaneous with the Interstar acquisition, the Company committed to purchase from an affiliate of the acquired company 45,000 tires annually for a period of five years.  Initial prices for tire types were agreed upon but are subject to purchase price adjustments based on certain changes in the cost of raw materials used in the manufacturing process.  Based on the initial pricing and an estimate of the types of tires to be purchased, the total purchase commitment over the five year term of the agreements was approximately $27,462.  At June 30, 2016, the tire purchase commitment totaled $26,376 with $4,256 committed for 2016 and $5,530 committed for each of the next four years. See Note 12.

Lease Commitments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of June 30, 2016, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was $42,973.

Stock Buyback Program

On April 13, 2016, Interpool instituted a stock buyback program (the “Stock Buyback Program”) whereby employees who hold vested shares of SCT Chassis, an indirect parent of the Company, pursuant to Management Shareholder Agreements executed prior to January 1, 2016, will be eligible to elect, on an annual basis, to sell up to 25% of such shares to Interpool.  Under the Stock Buyback Program, participants will elect annually whether to participate in the Stock Buyback Program and the number of eligible shares they wish to sell.  Elections will generally be made on or about April 30 of each year, and the Program will expire in 2019 after all completed share repurchase elections are fulfilled for that year.  The fair market value price, at which SCT Chassis shares will be repurchased, will be determined each year by the Board of Directors of SCT Chassis.  At June 30, 2016, the estimated repurchase amount based on the current fair market value of $10.90 per share is $3,240.  See Note 10.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

7. Commitments and Contingencies (continued)

ILWU Roadability Program — Inspection Fees

A recent agreement reached between the Pacific Maritime Association (“PMA”) and the International Longshore and Warehouse Union (“ILWU”) provides for mandatory roadability inspections (subject to limited exceptions) of all chassis before they leave any of the West Coast terminals where the ILWU has jurisdiction (the “ILWU Roadability Program”).  In connection with this program, the Company has received invoices and payment demands from certain host locations. The Company is currently disputing such fees because, among other reasons, it believes there is no legal basis for them to be imposed and the ILWU Roadability Program provides for inspections beyond those required by applicable law.  Since the Company believes that any amounts it may be required to pay are not probable, it is not currently accruing such expenses in its financial statements.  As of June 30, 2016, the Company has received invoices aggregating approximately $4,000.

8.  Income Taxes

The consolidated income tax provision for the three and six months ended June, 30, 2016 and 2015 was determined based upon estimates of the Company’s consolidated forecasted effective income tax rates for the years ended December 31, 2016 and 2015, respectively.  For the three months ended June 30, 2016, the Company recorded a tax provision of $849, reflecting a 39.7% effective tax rate.  This compares to a tax provision of $5,054, reflecting a 39.6% effective tax rate for the three months ended June 30, 2015.   For the six months ended June 30, 2016, the Company recorded a tax provision of $5,483, reflecting a 39.9% effective tax rate.  This compares to a tax provision of $12,434, reflecting a 38.5% effective tax rate for the six months ended June 30, 2015. The Company’s effective tax rate differs from the U.S. federal tax rate of 35% primarily due to Canadian and Mexican tax provisions.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

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

For the six months ended June 30, 2016, the components of AOCI, net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$198	$(16,944)	$(1,357)	$(18,103)
Current-period other comprehensive (loss) income	(4,299)	5,200	136	1,037
Balance, June 30, 2016	$(4,101)	$(11,744)	$(1,221)	$(17,066)

The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Operations for the periods indicated:

	Income Statement Line Item	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$4,165	$8,566
Related income tax benefit	Benefit for income taxes	(1,635)	(3,366)
Net loss reclassified out of AOCI		$2,530	$5,200

	Income Statement Line Item	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$5,110	$10,526
Related income tax benefit	Benefit for income taxes	(2,007)	(4,130)
Net loss reclassified out of AOCI		$3,103	$6,396

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

10. Share-Based Payment

A summary of the restricted shares of SCT Chassis, Inc. under the Company’s share-based compensation plan is as follows.  All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at January 1, 2016	102,170	$8.79	$898
Granted	35,682	11.21	400
Forfeited	—	—	—
Vested	(52,724)	7.97	(420)
Non-vested at June 30, 2016	85,128	$10.31	$878

New Grants

On June 1, 2016, 35,682 restricted shares of SCT Chassis, Inc. were granted to a key employee at a fair value of $11.21 per share for a total fair value of $400.  These shares vest in equal increments on January 1, 2017, 2018, 2019 and 2020.  Additionally on June 1, 2016, the Company advised the employee that he would be permitted to participate in the Stock Buyback Program (as defined below) instituted by the Company in April 2016.  See description of program following.

Stock Buyback Program

On April 13, 2016, Interpool instituted a stock buyback program (the “Stock Buyback Program”) whereby employees who hold vested shares of SCT Chassis, an indirect parent of the Company, pursuant to Management Shareholder Agreements executed prior to January 1, 2016, will be eligible to elect, on an annual basis, to sell up to 25% of such shares to Interpool.  Under the Stock Buyback Program, participants will elect annually whether to participate in the Stock Buyback Program and the number of eligible shares they wish to sell.  Elections will generally be made on or about April 30 of each year, and the Stock Buyback Program will expire in 2019 after all completed share repurchase elections are fulfilled for that year.  The fair market value price, at which SCT Chassis shares will be repurchased, will be determined each year by the Board of Directors of SCT Chassis.  Interpool offered a purchase price for 2016 of $11.21 per share, and such offer expired on May 13, 2016.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

10. Share-Based Payment (continued)

The Company accounted for the repurchase feature which provides for a cash settlement option for eligible shares in accordance with the Compensation — Stock Compensation Topic of the FASB ASC.  Provisions of the Program require certain equity awards to be accounted for under liability accounting; hence such awards have been reclassified and will be re-measured at each reporting date.  The Company recognized $312 of additional compensation expense with regard to these awards due to the Program modification and reclassified $641 from Member’s interest to a Share repurchase liability account.  At inception the share repurchase liability was $953 and is recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.  Additionally, the guidance in Accounting Series Release No. 268 (“ASR 268”) requires equity awards, which are now redeemable under the Program to be classified as temporary equity on the balance sheet and re-measured to the estimated redemption value at each reporting period.  The Company recognized $744 of additional compensation expense due to the Program modification and reclassified $1,859 from Member’s interest to Redeemable indirect parent shares held by management associated with such awards.  Additionally, $775 was recorded to Redeemable indirect parent shares held by management with the offset to Member’s interest to reflect the estimated redemption value for these shares.  At inception the balance in this account was $3,378.

On May 13, 2016, the Company repurchased 94,527 shares for $1,060 in accordance with the Stock Buyback Program discussed above.  Accordingly, the Company reduced Redeemable indirect parent shares held by management by $845 on the Consolidated Balance Sheet and also reduced the share repurchase liability account by $215.

At June 30, 2016, the Share repurchase liability was $777 and is recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.  Additionally, the balance in Redeemable indirect parent shares held by management was $2,464 and is presented as temporary equity in the Consolidated Balance Sheet.  Both accounts were revalued to fair value and estimated redemption value, respectively, at June 30, 2016.

The Company recorded share-based compensation expense for the three and six months ended June 30, 2016 of $1,113 and $1,169, respectively which includes the amounts discussed above.  This compares to compensation expense of $102 and $349 for the three and six months ended June 30, 2015. Compensation expense is recorded as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation expense was approximately $779 at June 30, 2016, which is expected to be recognized over the remaining weighted-average vesting period of 2.6 years.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

10. Share-Based Payment (continued)

Share Repurchases

In addition to the share repurchase discussed above under the Stock Buyback Program, during the six months ended June 30, 2016, Interpool purchased 32,547 shares of SCT Chassis, Inc. common stock from employees to meet their minimum statutory withholding requirements upon share vesting and to repurchase shares from an employee upon termination.  The cost of these shares was $306 and is included in Member’s interest in the Consolidated Balance Sheet.

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

The Company evaluates current and future projected segment performance and allocates resources to them primarily based upon Adjusted EBITDA. The Company defines Adjusted EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income,  share-based compensation, principal collections on direct finance leases and other non-routine or non-cash items as determined by management. Adjusted EBITDA is not a measure recognized under U.S. GAAP and does not have a standardized meaning prescribed by U.S. GAAP and is therefore unlikely to be comparable to similar measures presented by other companies. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help the Company meet its current financial goals and optimize its financial performance. Accordingly, the Company believes this metric measures its financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following tables show segment information for the three months ended June 30, 2016 and 2015.

Three Months ended June 30, 2016	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$8,775	$3,968	$—	$12,743
Pool revenue	99,269	40,601	—	139,870
All other revenue	3,512	1,315	6,236	11,063
Total revenue	$111,556	$45,884	$6,236	$163,676
Adjusted EBITDA	26,381	24,360	(4,937)	45,804
Depreciation expense	9,386	7,156	2,222	18,764
Net investment in direct finance leases	12,256	87	—	12,343
Leasing equipment	742,822	506,126	168,683	1,417,631
Capital expenditures for long-lived assets	7,068	4,889	4,737	16,694

Three Months ended June 30, 2015	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$9,298	$3,976	$—	$13,274
Pool revenue	116,079	40,085	—	156,164
All other revenue	4,547	1,911	1,717	8,175
Total revenue	$129,924	$45,972	$1,717	$177,613
Adjusted EBITDA	38,664	25,322	(8,566)	55,420
Depreciation expense	9,583	6,804	1,527	17,914
Net investment in direct finance leases	14,288	185	—	14,473
Leasing equipment	771,783	485,733	142,999	1,400,515
Capital expenditures for long-lived assets	3,287	1,283	6,884	11,454

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following tables show segment information for the six months ended June 30, 2016 and 2015:

Six Months ended June 30, 2016	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$18,005	$8,077	$—	$26,082
Pool revenue	205,057	82,237	—	287,294
All other revenue	7,091	2,665	8,886	18,642
Total revenue	$230,153	$92,979	$8,886	$332,018
Adjusted EBITDA	56,277	51,652	(10,840)	97,089
Depreciation expense	18,810	14,471	4,329	37,610
Net investment in direct finance leases	12,256	87	—	12,343
Leasing equipment	742,822	506,126	168,683	1,417,631
Capital expenditures for long-lived assets	31,281	17,125	8,703	57,109

Six Months ended June 30, 2015	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$18,465	$7,922	$—	$26,387
Pool revenue	225,436	78,304	—	303,740
All other revenue	8,428	4,243	3,570	16,241
Total revenue	$252,329	$90,469	$3,570	$346,368
Adjusted EBITDA	80,845	52,516	(16,013)	117,348
Depreciation expense	19,237	13,586	2,992	35,815
Net investment in direct finance leases	14,288	185	—	14,473
Leasing equipment	771,783	485,733	142,999	1,400,515
Capital expenditures for long-lived assets	5,438	11,290	10,183	26,911

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
(dollars in thousands)	2016	2015
Net income	$1,287	$7,711
Income tax provision	849	5,054
Interest expense	16,388	21,506
Depreciation expense	18,764	17,914
Impairment of leasing equipment	5,974	2,569
Other income, net	(408)	(221)
Interest income	25	—
Principal collections on direct finance leases, net of interest earned	712	785
Non-cash share-based compensation	1,113	102
Non-recurring professional fees primarily associated with termination of bond offering	(304)	—
Restructuring expense	1,404	—
Adjusted EBITDA	$45,804	$55,420

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Net income	$8,245	$19,872
Income tax provision	5,483	12,434
Interest expense	33,218	43,603
Depreciation expense	37,610	35,815
Impairment of leasing equipment	7,973	4,002
Loss on modification and extinguishment of debt and capital lease obligations	—	39
Other income, net	(868)	(775)
Interest income	(100)	(1)
Principal collections on direct finance leases, net of interest earned	1,470	2,010
Non-cash share-based compensation	1,169	349
Non-recurring professional fees primarily associated with termination of bond offering	1,485	—
Restructuring expense	1,404	—
Adjusted EBITDA	$97,089	$117,348

Geographic Information

Primarily all of the Company’s revenues and long lived assets are attributable to the United States, the Company’s country of domicile.

12. Related Party Transactions

Management, Facility Fees and Chassis Leasing

The Company charges management fees to a subsidiary of Seacastle for expenses incurred and services performed on its behalf.  For the three and six months ended June 30, 2016, this resulted in income for the Company of $22 and $44, respectively.  This compares to $31 and $62, respectively, for the three and six months ended June 30, 2015.  These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company had net receivables from affiliates of $633 and $584 at June 30, 2016 and December 31, 2015, respectively, which is included in Other assets on the Consolidated Balance Sheets.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

12. Related Party Transactions (continued)

The Company also leases chassis to the Florida East Coast Railway (“FEC”) under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress. For the three and six months ended June 30, 2016, the Company recorded chassis leasing revenue from FEC of $553 and $1,111, respectively.  This compares to chassis leasing revenue of $564 and $1,073, respectively, for the three and six months ended June 30, 2015.  These amounts are recorded in Equipment leasing revenue on the Consolidated Statements of Operations.

The Company is committed to purchasing 45,000 tires annually for a period of five years from a tire supplier that is co-owned by a member of the senior management team at TRAC Interstar.  The total purchase commitment over the five year term of the agreement is $27,462.  At June 30, 2016, the tire purchase commitment totaled $26,376 with $4,256 committed for 2016 and $5,530 committed for each of the next four years.  See Note 7.

13.  Restructuring Charge

During June 2016, in response to changing market conditions, the Company initiated a reduction in certain staffing levels.  In accordance with the Compensation — Non-Retirement Post-Employment Benefits Topic of the FASB ASC, the Company recorded a restructuring charge of $1,404 related to employee severance and termination benefits.  This charge is recorded in Restructuring expense in the Consolidated Statements of Operations.  At June 30, 2016, the balance in Accrued restructuring is $1,404 which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.

14.  Grow New Jersey Tax Credit

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

14.  Grow New Jersey Tax Credit (continued)

Based on the above transaction, the Company recognized Grant income of $120 and $267 for the three and six months ended June 30, 2016.  This is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.  At June 30, 2016, the amount in deferred income was $543 which is recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

15. Fair Value of Financial Instruments

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of June 30,	Fair Value Measurement as of June 30, 2016 using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Asset:
Cash and cash equivalents	$6,348	$6,348	$—	$—
Liability:
Derivative instruments	6,752	—	6,752	—
Share repurchase liability	777	—	—	777
Redeemable indirect parent shares held by management	2,464	—	—	2,464

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2015 using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,161	$3,161	$—	$—
Derivative instruments	576	—	576	—

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

Share repurchase liability and Redeemable indirect parent shares held by management:  The Share repurchase liability account and the Redeemable indirect parent shares held by management were recorded at fair value and estimated redemption value on the Company’s Balance Sheet.  The fair value and estimated redemption value of these shares at June 30, 2016 was determined to be $10.90 per share.  The value per share was determined by a valuation by the Board of Directors of SCT Chassis.  In determining fair market value, the Board of Directors relies on a number of valuation approaches including the market-based approach using current market multiples as well as the income approach utilizing a discounted cash flow analysis.

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

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

15. Fair Value of Financial Instruments (continued)

Debt:  The Company’s debt consists of fixed and floating rate instruments. Variable interest rate debt was $483,901 as of June 30, 2016 and $584,401 as of December 31, 2015.  Accordingly, the Company’s variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $641,316 as of June 30, 2016 and $496,278 as of December 31, 2015.  Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instrument	$(6,752)	$(6,752)	$576	$576
Total debt and capital lease obligations	$(1,125,217)	$(1,143,321)	$(1,080,679)	$(1,094,088)

16. Guarantor Financial Information

On August 9, 2012, TRAC Intermodal LLC along with TRAC Intermodal Corp., entered into a purchase agreement pursuant to which it sold $300,000 aggregate principal amount of the Senior Secured 11% Notes (the “Notes”). Concurrent with the offering of the Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the SEC to offer exchange notes with terms substantially identical to the Notes. The exchange offer to exchange the Notes for notes which have been registered under the Securities Act of 1933, as amended (the “Securities Act”), commenced on June 6, 2013, expired on July 5, 2013 and closed on July 10, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date 100% of the Notes were validly tendered for exchange.   The Notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Company.  On August 17, 2015, the Issuers redeemed $150,000 aggregate principal amount of the Notes.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

June 30, 2016

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$2,741	$3,607	$—	$6,348
Accounts receivable, net	—	101,297	613	—	101,910
Net investment in direct finance leases	—	19,358	—	(7,015)	12,343
Leasing equipment, net of accumulated depreciation	—	1,405,726	11,905	—	1,417,631
Goodwill	—	256,815	—	—	256,815
Affiliate and intercompany receivable	—	635	—	(2)	633
Intercompany interest receivable	6,188	—	—	(6,188)	—
Intercompany note receivable	150,000	—	—	(150,000)	—
Investment in subsidiary	523,354	7,255	—	(530,306)	303
Other assets	—	44,263	265	—	44,528
Total assets	$679,542	$1,838,090	$16,390	$(693,511)	$1,840,511
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$6,188	$66,059	$151	$—	$72,398
Intercompany payable	—	—	2	(2)	—
Intercompany note payable	—	150,000	—	(150,000)	—
Intercompany interest payable	—	6,188	—	(6,188)	—
Intercompany lease payable	—	—	7,015	(7,015)	—
Deferred income taxes, net	—	131,330	2,271	—	133,601
Debt and capital lease obligations less debt issuance costs	150,000	958,694	—	—	1,108,694
Total liabilities	156,188	1,312,271	9,439	(163,205)	1,314,693
Redeemable indirect parent shares held by management	—	2,464	—	—	2,464
Total member’s interest	523,354	523,355	6,951	(530,306)	523,354
Total liabilities and member’s interest	$679,542	$1,838,090	$16,390	$(693,511)	$1,840,511

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended June 30, 2016

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$162,931	$796	$(51)	$163,676
Direct operating expenses	—	94,787	11	—	94,798
Selling, general and administrative expenses	—	23,959	144	—	24,103
Depreciation expense	—	18,622	142	—	18,764
Provision for doubtful accounts	—	492	—	—	492
Impairment of leasing equipment	—	5,974	—	—	5,974
Restructuring expense	—	1,404	—	—	1,404
Interest expense	4,125	16,387	52	(4,176)	16,388
Interest income	(4,125)	25	—	4,125	25
Equity in earnings of subsidiary	(1,287)	(303)	—	1,590	—
Other income, net	—	(408)	—	—	(408)
Total (income) expense	(1,287)	160,939	349	1,539	161,540
Income before provision for income taxes	1,287	1,992	447	(1,590)	2,136
Provision for income taxes	—	705	144	—	849
Net income	1,287	1,287	303	(1,590)	1,287
Unrealized loss on derivative instruments, net of tax of $1,598	—	(2,472)	—	—	(2,472)
Derivative loss reclassified into earnings, net of tax of ($1,635)	—	2,530	—	—	2,530
Foreign currency translation loss, net of tax of $4	—	(7)	—	—	(7)
Total other comprehensive income	—	51	—	—	51
Total comprehensive income	$1,287	$1,338	$303	$(1,590)	$1,338

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Six Months Ended June 30, 2016

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$330,530	$1,592	$(104)	$332,018
Direct operating expenses	—	188,987	22	—	189,009
Selling, general and administrative expenses	—	50,238	279	—	50,517
Depreciation expense	—	37,325	285	—	37,610
Recovery for doubtful accounts	—	(473)	—	—	(473)
Impairment of leasing equipment	—	7,973	—	—	7,973
Restructuring expense	—	1,404	—	—	1,404
Interest expense	8,250	33,217	105	(8,354)	33,218
Interest income	(8,250)	(100)	—	8,250	(100)
Equity in earnings of subsidiary	(8,245)	(613)	—	8,858	—
Other income, net	—	(868)	—	—	(868)
Total (income) expense	(8,245)	317,090	691	8,754	318,290
Income before provision for income taxes	8,245	13,440	901	(8,858)	13,728
Provision for income taxes	—	5,195	288	—	5,483
Net income	8,245	8,245	613	(8,858)	8,245
Unrealized loss on derivative instruments, net of tax of $2,779	—	(4,299)	—	—	(4,299)
Derivative loss reclassified into earnings, net of tax of ($3,366)	—	5,200	—	—	5,200
Foreign currency translation gain, net of tax of ($209)	—	136	—	—	136
Total other comprehensive income	—	1,037	—	—	1,037
Total comprehensive income	$8,245	$9,282	$613	$(8,858)	$9,282

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Six Months Ended June 30, 2016

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$51,185	$67,508	$537	$(50,429)	$68,801
Investing activities:
Proceeds from sale of leasing equipment	—	3,075	—	—	3,075
Collections on net investment in direct finance leases, net of interest earned	—	2,226	—	(756)	1,470
Business acquisition	—	(4,781)	—	—	(4,781)
Investment in direct finance leases	—	(887)	—	—	(887)
Purchase of leasing equipment	—	(47,519)	—	—	(47,519)
Purchase of fixed assets	—	(8,703)	—	—	(8,703)
Net cash used in investing activities	—	(56,589)	—	(756)	(57,345)
Financing activities:
Proceeds from long-term debt	—	132,500	—	—	132,500
Repayments of long-term debt	—	(88,179)	—	—	(88,179)
Cash paid for debt issuance fees	—	(146)	—	—	(146)
Repurchase of indirect parent shares from employees		(1,366)	—	—	(1,366)
Dividend paid, net of dividend received	(51,185)	40	—	—	(51,145)
Repurchase of Interpool shares	—	(51,185)	—	51,185	—
Net cash used in financing activities	(51,185)	(8,336)	—	51,185	(8,336)
Effect of changes in exchange rates on cash and cash equivalents	—	67	—	—	67
Net increase in cash and cash equivalents	—	2,650	537	—	3,187
Cash and cash equivalents, beginning of period	—	91	3,070	—	3,161
Cash and cash equivalents, end of period	$—	$2,741	$3,607	$—	$6,348

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

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

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16.  Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended June 30, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$176,875	$799	$(61)	$177,613
Direct operating expenses	—	99,958	11	—	99,969
Selling, general and administrative expenses	—	22,869	143	—	23,012
Depreciation expense	—	17,771	143	—	17,914
Provision for doubtful accounts	—	99	—	—	99
Impairment of leasing equipment	—	2,569	—	—	2,569
Interest expense	8,250	21,505	62	(8,311)	21,506
Interest income	(8,250)	—	—	8,250	—
Equity in earnings of subsidiary	(7,711)	(321)	—	8,032	—
Other income, net	—	(215)	(6)	—	(221)
Total (income) expense	(7,711)	164,235	353	7,971	164,848
Income before provision for income taxes	7,711	12,640	446	(8,032)	12,765
Provision for income taxes	—	4,929	125	—	5,054
Net income	7,711	7,711	321	(8,032)	7,711
Unrealized loss on derivative instruments, net of tax of $8	—	(11)	—	—	(11)
Derivative loss reclassified into earnings, net of tax of ($2,007)	—	3,103	—	—	3,103
Foreign currency translation gain, net of tax of ($32)	—	50	—	—	50
Total other comprehensive income	—	3,142	—	—	3,142
Total comprehensive income	$7,711	$10,853	$321	$(8,032)	$10,853

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Six Months Ended June 30, 2016 and 2015

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

For the Three and Six Months Ended June 30, 2016 and 2015

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

17.  Subsequent Event

On July 15, 2016, the Company and TRAC Intermodal Corp. (collectively, the “Issuers”) delivered to the holders of the Notes a notice of redemption notifying the holders that the Issuers have elected to redeem $80,000 in aggregate principal amount of the outstanding Notes.  The Notes are called for redemption on August 15, 2016 at a redemption price equal to 105.500 percent of the principal amount.  Additionally, approximately $1,206 of deferred financing fees related to these Notes will be expensed upon redemption.  The Company intends to fund the redemption amount by borrowing on its ABL Facility.

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

Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of June 30, 2016, we owned, leased-in or managed a fleet of 307,643 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.43 billion.

We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

•                                          Marine Market segment—primarily serving shipping lines and motor carriers with 20’, 40’ and 45’ foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of June 30, 2016, our active fleet included 190,788 marine chassis.

•                                          Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53’ chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of June 30, 2016, our active fleet included 80,669 domestic chassis.

As of June 30, 2016, approximately 16%, 1%, and 83% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively.  As of June 30, 2016, 22% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $118.3 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.  Our utilization rates are determined by the percentage of our total fleet that is on-hire divided by the total fleet, excluding chassis awaiting the remanufacture process.  As of June 30, 2016 and 2015, our utilization rates were 93.4% and 95.9%, respectively.

The table below summarizes our total fleet by type of lease as of June 30, 2016:

	Units		Net book value		Average	% of
Total fleet by lease type	# of units	% of total	$ in millions	% of total	age (in years)	On-hire fleet
Term lease	40,048	13	$201.2	14	13.9	16
Direct finance lease	3,550	1	12.3	1	10.7	1
Marine chassis pool	141,886	46	606.1	42	14.8	56
Domestic chassis pool	67,957	22	441.7	31	8.6	27
On-hire fleet	253,441	82	1,261.3	88	13.1	100
Available fleet	18,016	6	74.6	5	15.8
Active fleet	271,457	88	1,335.9	93	13.2
Units available for remanufacture	36,186	12	94.1	7
Total fleet	307,643	100	$1,430.0	100

Term lease products

Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership, and bear the risk of re-leasing the asset upon expiration of the lease.  For the six months ended June 30, 2016, our term lease renewal rate was approximately 84% with very little movement of assets from term arrangements to pool arrangements during the quarter.

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

Chassis pools

We operate and maintain domestic and marine chassis pools. A neutral chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis.  Additionally, we are a contributor to several cooperative pools.  In a cooperative (“co-op”) pool model, several chassis owners contribute chassis into a single pool for users.  Contributors must contribute a number of chassis proportionate to that of their customer usage.  An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis.  Costs of the pool are charged back to the contributors in one of several allocation bases, either by total number of chassis contributed or by number of chassis actually used.  Customers generally enter into pool user agreements for a period of one to three years and may be subject to subscription levels for minimum chassis usage. As of June 30, 2016, 15% of chassis pool revenue was generated by such minimum usage arrangements.  Multi-year agreements typically contain annual pricing reset features.

Marine chassis pools

We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and the Pacific Southwest using marine 20’, 40’ and 45’ chassis.  As of June 30, 2016, we owned 129,257 chassis and managed 12,629 chassis owned or leased and contributed by shipping lines for a total of 141,886 chassis engaged in providing this service. The net book value of our owned marine pool units amounted to $606.1 million as of June 30, 2016.  Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the six months ended June 30, 2016, approximately 2% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

We also operate pools for domestic 53’ chassis at railroad ramps throughout the United States. As of June 30, 2016, we had 67,957 chassis, including 8,089 chassis that we lease-in, engaged in providing this service. The net book value of the domestic pool chassis that we own totaled $441.7 million, as of June 30, 2016.  In 2015, we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. However, we have been advised by one of the Class I railroads that they intend to terminate the exclusive nature of their agreement with us at some point in 2016.  We are currently in negotiations with this Class I railroad about an alternative non-exclusive agreement with us.  With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies and railroads that operate standard-size domestic intermodal equipment.  Large portions of our domestic chassis are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length.  For the six months ended June 30, 2016, approximately 47% of domestic chassis pool revenue was generated under subscription arrangements.

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

2016 versus 2015

Comparison of our consolidated results for the three months ended June 30, 2016 to the three months ended June 30, 2015

	Three Months Ended June 30,		Variance
	2016	2015	$ change	% change
Revenues:
Equipment leasing revenue	$152,612	$169,438	$(16,826)	(10)
Finance revenue	356	389	(33)	(9)
Other revenue	10,708	7,786	2,922	38
Total revenues	$163,676	$177,613	$(13,937)	(8)
Expenses:
Direct operating expenses	94,798	99,969	(5,171)	(5)
Selling, general and administrative expenses	24,103	23,012	1,091	5
Depreciation expense	18,764	17,914	850	5
Provision for doubtful accounts	492	99	393	**
Impairment of leasing equipment	5,974	2,569	3,405	**
Restructuring expense	1,404	—	1,404	**
Interest expense	16,388	21,506	(5,118)	(24)
Interest income	25	—	25	**
Other income, net	(408)	(221)	(187)	85
Total expenses	161,540	164,848	(3,308)	(2)
Income before provision for income taxes	2,136	12,765	(10,629)	(83)
Provision for income taxes	849	5,054	(4,205)	(83)
Net income	$1,287	$7,711	$(6,424)	(83)
Adjusted EBITDA(1)	$45,804	$55,420	$(9,616)	(17)

**                                  Not meaningful

(1)                                 For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see “Non-GAAP Measures”.

Revenues

Total Company revenue was $163.7 million for the three months ended June 30, 2016 compared to $177.6 million for the three months ended June 30, 2015, a decrease of $13.9 million or 8%.

Equipment leasing revenue was $152.6 million for the three months ended June 30, 2016 compared to $169.4 million for the three months ended June 30, 2015, a decrease of $16.8 million or 10%. This decrease was primarily due to a 7% decrease in average per diem rates, which resulted in a decrease in equipment leasing revenue of $11.7 million, and a decrease in the average on-hire fleet of approximately 7,900 chassis, or 3%, which led to a decrease in equipment leasing revenue of $5.1 million.

The overall decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the quarter and decreases in both the average per diem rates and chassis usage within our domestic pool.

Finance revenue was $0.4 million for each of the three months ended June 30, 2016 and 2015. Although finance revenue was $0.4 million in both comparable periods, this was the result of a net reduction in the average investment in direct finance leases of $2.3 million, primarily due to normal amortization through principal payments and maturing lease arrangements, partially offset by an increase in the average interest rate for new direct finance lease arrangements.

Other revenue was $10.7 million for the three months ended June 30, 2016 compared to $7.8 million for the three months ended June 30, 2015, an increase of $2.9 million or 37%. This increase was primarily attributable to $4.6 million of emergency roadside repair billings resulting from the February 29, 2016 acquisition of Interstar, partially offset by a $0.8 million reduction in billings for the repositioning of equipment, a decrease in repair billings of $0.7 million and a $0.1 million decrease in scrap metal proceeds in connection with the disposal of end-of-life chassis.

Marine Market segment

Total Marine Market segment revenue was $111.6 million for the three months ended June 30, 2016 compared to $129.9 million for the three months ended June 30, 2015, a decrease of $18.3 million or 14%.

	Three Months Ended June 30,
Key Operating Statistics	2016	2015	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$99,269	$116,079	$(16,810)	(14)
Average Total Fleet	143,507	149,519	(6,012)	(4)
Average Daily Revenue per Chassis	$7.60	$8.53	$(0.93)	(11)
Term Lease Statistics
Per Diem Revenue	$8,775	$9,298	$(523)	(6)
Average Total Fleet	29,331	33,668	(4,337)	(13)
Average Daily Revenue per Chassis	$3.29	$3.03	$0.26	9

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $108.0 million for the three months ended June 30, 2016 compared to $125.4 million for the three months ended June 30, 2015, a decrease of $17.4 million or 14%. Marine pool per diem revenues decreased $16.8 million or 14%. This decrease was primarily due to an 11% decrease in the average per diem rates in our marine pools and a 4% decrease in the average number of chassis in our marine pools. The decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the quarter. The net reduction in the number of chassis in our marine pools was primarily due to moving chassis into depot and long-term storage locations in reaction to the decline in demand experienced during the quarter, as well as a reduction in leased-in chassis, also as a result of the decline in demand. Marine pool per diem revenues attributable to motor carriers rose to 59% of total marine pool per diem revenue for the three months ended June 30, 2016 from 53% for the three months ended June 30, 2015. Marine term lease revenues decreased $0.5 million or 6% due to a 13% decrease in the average number of chassis on-hire, partially offset by an 8% increase in the average per diem rates. The decrease in the average number of chassis on hire was primarily due to reduced demand experienced during the current year period.

Finance revenue was $0.3 million for the three months ended June 30, 2016 compared to $0.4 million for the three months ended June 30, 2015, a decrease of $0.1 million. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $2.2 million, primarily due to normal amortization through principal payments and maturing lease arrangements, partially offset by an increase in the average interest rate for new direct finance lease arrangements.

Other revenue was $3.2 million for the three months ended June 30, 2016 compared to $4.2 million for the three months ended June 30, 2015, a decrease of $1.0 million or 24%. This decrease was primarily attributable to a $0.7 million reduction in repair billings and a $0.3 million decrease in billings for the repositioning of equipment.

Domestic Market segment

Total Domestic Market segment revenue was $45.9 million for the three months ended June 30, 2016 compared to $46.0 million for the three months ended June 30, 2015, a decrease of $0.1 million.

	Three Months Ended June 30,
Key Operating Statistics	2016	2015	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$40,601	$40,085	$516	1
Average Total Fleet	67,819	65,128	2,691	4
Average Daily Revenue per Chassis	$6.58	$6.76	$(0.18)	(3)
Term Lease Statistics
Per Diem Revenue	$3,968	$3,976	$(8)	—
Average Total Fleet	12,024	12,263	(239)	(2)
Average Daily Revenue per Chassis	$3.63	$3.56	$0.07	2

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $44.6 million for the three months ended June 30, 2016 compared to $44.1 million for the three months ended June 30, 2015, an increase of $0.5 million or 1%. Domestic pool per diem revenues increased $0.5 million or 1%. This increase was primarily due to a 4% increase in the average number of chassis in our domestic pools, partially offset by a 3% decrease in the average per diem rates in our domestic pool. Domestic term lease revenues were relatively flat as compared to the prior year period. The average per diem rates increased 2% while the average number of chassis on-hire decreased by 2%.

Other revenue was $1.3 million for the three months ended June 30, 2016 compared to $1.9 million for the three months ended June 30, 2015, a decrease of $0.6 million or 31%. This decrease was primarily attributable to a $0.3 million reduction in billings for the repositioning of equipment and a $0.3 million decrease in repair billings.

Direct operating expenses

Total Company direct operating expenses were $94.8 million for the three months ended June 30, 2016 compared to $100.0 million for the three months ended June 30, 2015, a decrease of $5.2 million or 5%. Maintenance and repair expenses within our Marine and Domestic Market Segments decreased $6.1 million or 9%, which was primarily due to a lower average cost per repair, as well as a net decrease in the average number of chassis operating in our marine and domestic chassis pools. The decrease in the average cost per repair within the Marine Market segment was primarily due to reduced maintenance and repair spending in response to the reduced demand experienced during the three months ended June 30, 2016 versus the comparable period of 2015, partially offset by a higher frequency of repairs. Maintenance and repair expenses for chassis residing at third party depots and at the Company’s service centers decreased $1.5 million during the three months ended June 30, 2016 versus the comparable period of 2015. Partially offsetting these decreases was $3.3 million of incremental maintenance and repair expenses resulting from the February 29, 2016 acquisition of Interstar. Additionally, there was an increase in pool operational expense of $0.9 million, as well as an increase in storage costs of $0.7 million. The increase in pool operational expense was primarily due to facility rental agreements in the Northeast entered into during the fourth quarter of 2015. Partially offsetting these increases was a reduction in chassis usage fees and repositioning and handling expenses of $1.6 million and $1.0 million, respectively. Other direct operating expenses such as insurance costs increased by $0.1 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $70.4 million for the three months ended June 30, 2016 compared to $77.7 million for the three months ended June 30, 2015, a decrease of $7.3 million or 9%. Maintenance and repair expenses decreased $6.5 million or 11%, which was primarily due to a lower average cost per repair and a decrease in the average number of chassis operating in our marine chassis pool. The decrease in the average cost per repair was primarily due to reduced maintenance and repair spending in response to the reduced demand experienced during the three months ended June 30, 2016 versus the comparable period of 2015, partially offset by a higher frequency of repairs. Additionally, there was a reduction in chassis usage fees and repositioning and handling expenses of $1.6 million and $0.9 million, respectively. Partially offsetting these decreases was an increase in pool operational expense of $0.9 million and storage costs of $0.8 million.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $16.2 million for the three months ended June 30, 2016 compared to $16.0 million for the three months ended June 30, 2015, an increase of $0.2 million or 1%. Maintenance and repair expenses increased $0.4 million or 4%, which was primarily due to a 4% increase in the average number of chassis operating in our domestic chassis pool. Partially offsetting this increase was a reduction in repositioning and handling expenses of $0.3 million. Other direct operating expenses such as storage costs contributed to the remaining increase of $0.1 million.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
Consolidated Statement of Operations Data:	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Variance	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Variance

Marine Market segment	$111,556	$129,924	$(18,368)	$26,381	$38,664	$(12,283)
Domestic Market segment	45,884	45,972	(88)	24,360	25,322	(962)
Total Reportable segments	$157,440	$175,896	$(18,456)	$50,741	$63,986	$(13,245)
Other	6,236	1,717	4,519	(4,937)	(8,566)	3,629
Total Company	$163,676	$177,613	$(13,937)	$45,804	$55,420	$(9,616)

Principal collections on direct finance leases				(712)	(785)
Share-based compensation				(1,113)	(102)
Non-recurring professional fees primarily associated with termination of bond offering				304	—
Restructuring expense				(1,404)	—
Depreciation expense				(18,764)	(17,914)
Impairment of leasing equipment				(5,974)	(2,569)
Interest expense				(16,388)	(21,506)
Other income, net				408	221
Interest income				(25)	—
Income before provision for income taxes				2,136	12,765
Provision for income taxes				849	5,054
Net income				$1,287	$7,711

Selling, general and administrative expenses

Selling, general and administrative expenses were $24.1 million for the three months ended June 30, 2016 compared to $23.0 million for the three months ended June 30, 2015, an increase of $1.1 million or 5%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of operational cost containment initiatives, including in-sourcing depot operations at select locations. Also contributing to this increase were costs associated with our relocation to a new corporate headquarters location in May 2015. These increases were partially offset by the capitalization of compensation and related benefit costs for employees directly associated with the development of Project Helix, as well as a reduction in consulting fees with respect to financial and human resource initiatives.

Depreciation expense

Depreciation expense was $18.8 million for the three months ended June 30, 2016 compared to $17.9 million for the three months ended June 30, 2015, an increase of $0.9 million or 5%. This increase was primarily due to incremental depreciation expense resulting from chassis acquired and remanufactured since July 1, 2015. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool. Also contributing to the increase in depreciation expense were amortized costs for leasehold improvements, furniture and fixtures and computer equipment acquisitions associated with our new corporate headquarters.

Provision for doubtful accounts

The provision for doubtful accounts was $0.5 million for the three months ended June 30, 2016 compared to $0.1 million for the three months ended June 30, 2015, an increase of $0.4 million. This increase was primarily due to incremental billings to motor carriers, partially offset by an improved collection experience with our motor carriers.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $6.0 million for the three months ended June 30, 2016 compared to $2.6 million for the three months ended June 30, 2015, an increase of $3.4 million. This increase was primarily due to a greater number of end-of-life chassis impaired during the three months ended June 30, 2016 versus the comparable period of 2015 and an increase in write-downs associated with axles unsuitable for the remanufacturing program.

Restructuring expense

In June 2016, we recorded a restructuring charge of $1.4 million related to employee severance and termination benefits.  This action was taken in response to changing market conditions.

Interest expense

Interest expense was $16.4 million for the three months ended June 30, 2016 compared to $21.5 million for the three months ended June 30, 2015, a decrease of $5.1 million or 24%. Cash interest decreased $3.3 million, while the non-cash interest portion (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) decreased $1.8 million. The decrease in cash interest expense for the three months ended June 30, 2016 was primarily due to a lower effective interest rate during the current year period resulting from the August 2015 refinancing of $150.0 million aggregate principal amount of 11% Senior Secured Notes with proceeds drawn under our ABL Facility which had a weighted-average interest rate for the three months ended June 30, 2016 of 2.76%. This decrease was partially offset by higher average debt levels during the three months ended June 30, 2016.

Other income, net

Other income, net for the three months ended June 30, 2016 was $0.4 million compared to $0.2 million for the three months ended June 30, 2015, an increase of $0.2 million.

Provision for income taxes

The effective income tax rates for the three months ended June 30, 2016 and 2015 were 40% and 40%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net income

Net income was $1.3 million for the three months ended June 30, 2016 compared to a net income of $7.7 million for the three months ended June 30, 2015. The decrease in the net income was attributable to the items noted above.

2016 versus 2015

Comparison of our consolidated results for the six months ended June 30, 2016 to the six months ended June 30, 2015

	Six Months Ended June 30,		Variance
	2016	2015	$ change	% change
Revenues:
Equipment leasing revenue	$313,375	$330,127	$(16,752)	(5)
Finance revenue	700	795	(95)	(12)
Other revenue	17,943	15,446	2,497	16
Total revenues	$332,018	$346,368	$(14,350)	(4)
Expenses:
Direct operating expenses	189,009	184,920	4,089	2
Selling, general and administrative expenses	50,517	44,288	6,229	14
Depreciation expense	37,610	35,815	1,795	5
(Recovery) provision for doubtful accounts	(473)	2,171	(2,644)	**
Impairment of leasing equipment	7,973	4,002	3,971	99
Restructuring expense	1,404	—	1,404	**
Loss on modification and extinguishment of debt and capital lease obligations	—	39	(39)	**
Interest expense	33,218	43,603	(10,385)	(24)
Interest income	(100)	(1)	(99)	**
Other income, net	(868)	(775)	(93)	12
Total expenses	318,290	314,062	4,228	1
Income before provision for income taxes	13,728	32,306	(18,578)	(58)
Provision for income taxes	5,483	12,434	(6,951)	(56)
Net income	$8,245	$19,872	$(11,627)	(59)
Adjusted EBITDA(1)	$97,089	$117,348	$(20,259)	(17)

**           Not meaningful

(1)           For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see “Non-GAAP Measures”.

Revenues

Total Company revenue was $332.0 million for the six months ended June 30, 2016 compared to $346.4 million for the six months ended June 30, 2015, a decrease of $14.4 million or 4%.

Equipment leasing revenue was $313.4 million for the six months ended June 30, 2016 compared to $330.1 million for the six months ended June 30, 2015, a decrease of $16.7 million or 5%. This decrease was primarily due to a 4% decrease in average per diem rates, which resulted in a decrease in equipment leasing revenue of $12.8 million and a decrease in the average on-hire fleet of approximately 4,400 chassis, or 2%, which led to a decrease in equipment leasing revenue of $5.6 million. These decreases were partially offset by one additional billing day during the six months ended June 30, 2016 which led to an increase in equipment leasing revenue of $1.7 million.

The overall decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the current year period and a decrease in chassis usage within our domestic pool.

Finance revenue was $0.7 million for the six months ended June 30, 2016 compared to $0.8 million for the six months ended June 30, 2015, a decrease of $0.1 million. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $2.5 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $17.9 million for the six months ended June 30, 2016 compared to $15.4 million for the six months ended June 30, 2015, an increase of $2.5 million or 16%. This increase was primarily attributable to $6.1 million of emergency roadside repair billings resulting from the February 29, 2016 acquisition of Interstar, partially offset by a $1.7 million reduction in billings for the repositioning of equipment, a decrease in scrap metal proceeds in connection with the disposal of end-of-life chassis of $0.9 million and a $0.9 million decrease in repair billings.

Marine Market segment

Total Marine Market segment revenue was $230.1 million for the six months ended June 30, 2016 compared to $252.3 million for the six months ended June 30, 2015, a decrease of $22.2 million or 9%.

	Six Months Ended June 30,
Key Operating Statistics	2016	2015	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$205,057	$225,436	$(20,379)	(9)
Average Total Fleet	145,223	148,479	(3,256)	(2)
Average Daily Revenue per Chassis	$7.76	$8.39	$(0.63)	(8)
Term Lease Statistics
Per Diem Revenue	$18,005	$18,465	$(460)	(2)
Average Total Fleet	30,161	33,954	(3,793)	(11)
Average Daily Revenue per Chassis	$3.28	$3.00	$0.28	9

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $223.1 million for the six months ended June 30, 2016 compared to $243.9 million for the six months ended June 30, 2015, a decrease of $20.8 million or 9%. Marine pool per diem revenues decreased $20.4 million or 9%. This decrease was primarily due to an 8% decrease in the average per diem rates in our marine pools and a 2% decrease in the average number of chassis in our marine pools. These decreases were partially offset by one additional billing day during the six months ended June 30, 2016 which led to an increase in equipment leasing revenue of $1.1 million. The decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the current year period. The net reduction in the number of chassis in our marine pools was primarily due to moving chassis into depot and long-term storage locations in reaction to the decline in demand experienced during the current year period, as well as a reduction in leased-in chassis, also as a result of the decline in demand. Marine pool per diem revenues attributable to motor carriers rose to 58% of total marine pool per diem revenue for the six months ended June 30, 2016 from 54% for the six months ended June 30, 2015. Marine term lease revenues decreased $0.5 million or 2% due to an 11% decrease in the average number of chassis on-hire, partially offset by a 9% increase in the average per diem rates. The decrease in the average number of chassis on hire was primarily due to reduced demand experienced during the current year period.

Finance revenue was $0.7 million for the six months ended June 30, 2016 compared to $0.8 million for the six months ended June 30, 2015, a decrease of $0.1 million. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $2.5 million due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $6.4 million for the six months ended June 30, 2016 compared to $7.7 million for the six months ended June 30, 2015, a decrease of $1.3 million or 17%. This decrease was primarily attributable to a $1.0 million reduction in repair billings and a $0.2 million decrease in billings for the repositioning of equipment.

Domestic Market segment

Total Domestic Market segment revenue was $93.0 million for the six months ended June 30, 2016 compared to $90.5 million for the six months ended June 30, 2015, an increase of $2.5 million or 3%.

	Six Months Ended June 30,
Key Operating Statistics	2016	2015	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$82,237	$78,304	$3,933	5
Average Total Fleet	67,677	65,057	2,620	4
Average Daily Revenue per Chassis	$6.68	$6.65	$0.03	1
Term Lease Statistics
Per Diem Revenue	$8,077	$7,922	$155	2
Average Total Fleet	12,298	12,285	13	—
Average Daily Revenue per Chassis	$3.61	$3.56	$0.05	1

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $90.3 million for the six months ended June 30, 2016 compared to $86.2 million for the six months ended June 30, 2015, an increase of $4.1 million or 5%. Domestic pool per diem revenues increased $3.9 million or 5%. This increase was primarily due to a 4% increase in the average number of chassis in our domestic pools, a 1% increase in the average per diem rates in our domestic pool and one additional billing day during the six months ended June 30, 2016 which led to an increase in equipment leasing revenue of $0.5 million. Domestic term lease revenues increased $0.2 million or 2% primarily due to a 1% increase in the average per diem rates.

Other revenue was $2.6 million for the six months ended June 30, 2016 compared to $4.2 million for the six months ended June 30, 2015, a decrease of $1.6 million or 38%. This decrease was primarily attributable to a $1.2 million reduction in billings for the repositioning of equipment and a $0.4 million decrease in repair billings.

Direct operating expenses

Total Company direct operating expenses were $189.0 million for the six months ended June 30, 2016 compared to $184.9 million for the six months ended June 30, 2015, an increase of $4.1 million or 2%. Maintenance and repair expenses increased $2.2 million or 2%, which was primarily due to $4.4 million of incremental maintenance and repair expenses resulting from the February 29, 2016 acquisition of Interstar, partially offset by a $2.2 million decrease in maintenance and repair expenses for chassis residing at third party depots and at the Company’s service centers during the six months ended June 30, 2016 versus the comparable period of 2015. Additionally, there was an increase in pool operational expense of $1.5 million, as well as an increase in repositioning and handling expenses and storage costs of $1.2 million and $0.9 million, respectively. The increase in pool operational expense was primarily due to facility rental agreements in the Northeast entered into during the fourth quarter of 2015. Partially offsetting these increases was a reduction in chassis usage fees of $1.9 million. Other direct operating expenses such as insurance costs increased by $0.2 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $144.6 million for the six months ended June 30, 2016 compared to $144.0 million for the six months ended June 30, 2015, an increase of $0.6 million or less than 1%. This increase was primarily due to incremental pool operational expense of $1.5 million, as well as an increase in storage costs and repositioning and handling expenses of $1.2 million and $0.9 million, respectively. The increase in pool operational expense was primarily due to facility rental agreements in the Northeast entered into during the fourth quarter of 2015. Partially offsetting these increases was a reduction in chassis usage fees of $1.7 million and a reduction in maintenance and repair expenses of $1.3 million. This reduction in maintenance and repair expenses was primarily due to a 2% decrease in the average number of chassis operating in our marine pools, partially offset by a higher frequency of repairs.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $30.3 million for the six months ended June 30, 2016 compared to $29.1 million for the six months ended June 30, 2015, an increase of $1.2 million or 4%. Maintenance and repair expenses increased $1.3 million or 7%, which was primarily due to a higher average cost per repair, as well as a 4% increase in the average number of chassis operating in our domestic chassis pool. This increase was partially offset by a decrease in chassis usage fees of $0.2 million and a reduction in repositioning and handling expenses of $0.2 million. Other direct operating expenses such as storage and insurance costs contributed to the remaining increase of $0.3 million.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
Consolidated Statement of Operations Data:	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Variance	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Variance

Marine Market segment	$230,153	$252,329	$(22,176)	$56,277	$80,845	$(24,568)
Domestic Market segment	92,979	90,469	2,510	51,652	52,516	(864)
Total Reportable segments	$323,132	$342,798	$(19,666)	$107,929	$133,361	$(25,432)
Other	8,886	3,570	5,316	(10,840)	(16,013)	5,173
Total Company	$332,018	$346,368	$(14,350)	$97,089	$117,348	$(20,259)

Principal collections on direct finance leases				(1,470)	(2,010)
Share-based compensation				(1,169)	(349)
Non-recurring professional fees primarily associated with termination of bond offering				(1,485)	—
Restructuring expense				(1,404)	—
Depreciation expense				(37,610)	(35,815)
Impairment of leasing equipment				(7,973)	(4,002)
Loss on modification and extinguishment of debt and capital lease obligations				—	(39)
Interest expense				(33,218)	(43,603)
Other income, net				868	775
Interest income				100	1
Income before provision for income taxes				13,728	32,306
Provision for income taxes				5,483	12,434
Net income				$8,245	$19,872

Selling, general and administrative expenses

Selling, general and administrative expenses were $50.5 million for the six months ended June 30, 2016 compared to $44.3 million for the six months ended June 30, 2015, an increase of $6.2 million or 14%. This increase was primarily due to incremental employee-related costs resulting from headcount additions in support of operational cost containment initiatives, including in-sourcing depot operations at select locations. Also contributing to this increase were consulting fees in support of information technology initiatives, costs associated with our relocation to a new corporate headquarters location in May 2015 and $1.4 million of expenses associated with a debt offering process which was terminated during March 2016. These increases were partially offset by the capitalization of compensation and related benefit costs for employees directly associated with the development of Project Helix.

Depreciation expense

Depreciation expense was $37.6 million for the six months ended June 30, 2016 compared to $35.8 million for the six months ended June 30, 2015, an increase of $1.8 million or 5%. This increase was primarily due to incremental depreciation expense resulting from chassis acquired and remanufactured since July 1, 2015. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool. Also contributing to the increase in depreciation expense were amortized costs for leasehold improvements, furniture and fixtures and computer equipment acquisitions associated with our new corporate headquarters.

(Recovery) provision for doubtful accounts

During the six months ended June 30, 2016, the provision for doubtful accounts decreased by $2.6 million compared to the prior year period primarily due to an improved collection experience with our motor carriers.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $8.0 million for the six months ended June 30, 2016 compared to $4.0 million for the six months ended June 30, 2015, an increase of $4.0 million. This increase was primarily due to a greater number of end-of-life chassis impaired during the six months ended June 30, 2016 versus the comparable period of 2015 and an increase in write-downs associated with axles unsuitable for the remanufacturing program.

Restructuring expense

In June 2016, we recorded a restructuring charge of $1.4 million related to employee severance and termination benefits.  This action was taken in response to changing market conditions.

Interest expense

Interest expense was $33.2 million for the six months ended June 30, 2016 compared to $43.6 million for the six months ended June 30, 2015, a decrease of $10.4 million or 24%. Cash interest decreased $7.0 million, while the non-cash interest portion (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) decreased $3.4 million. The decrease in cash interest expense for the six months ended June 30, 2016 was primarily due to a lower effective interest rate during the current year period resulting from the August 2015 refinancing of $150.0 million aggregate principal amount of 11% Senior Secured Notes with proceeds drawn under our ABL Facility which had a weighted-average interest rate for the six months ended June 30, 2016 of 2.72% and lower average debt levels.

Other income, net

Other income, net for the six months ended June 30, 2016 was $0.9 million compared to $0.8 million for the six months ended June 30, 2015, an increase of $0.1 million.

Provision for income taxes

The effective income tax rates for the six months ended June 30, 2016 and 2015 were 40% and 38%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.

Net income

Net income was $8.2 million for the six months ended June 30, 2016 compared to a net income of $19.9 million for the six months ended June 30, 2015. The decrease in the net income was attributable to the items noted above.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, asset based lending facilities, leases and second lien borrowings.

Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections, billings to lessees for maintenance and repairs and billings to lessees for repositioning and management fees.  Cash flow provided by operating activities was $68.8 million and $85.4 million for the six months ended June 30, 2016 and 2015, respectively.

Amounts outstanding under existing borrowing facilities were $1.13 billion as of June 30, 2016 and $1.08 billion as of December 31, 2015.  As of June 30, 2016, we had $918.0 million outstanding under the ABL Facility and excess availability of $277.3 million.  No other amounts are available to draw under other currently available borrowing facilities.  Our ability to draw the excess availability could be limited in the future by testing of financial covenants and other ABL Facility limiters depending on the use of drawn funds.

On July 15, 2016, we and TRAC Intermodal Corp. (collectively, the “Issuers”) delivered to the holders of the Notes a notice of redemption notifying the holders that the Issuers have elected to redeem $80.0 million in aggregate principal amount of the outstanding Notes.  The Notes are called for redemption on August 15, 2016 at a redemption price equal to 105.500 percent of the principal amount.  Additionally, approximately $1.2 million of deferred financing fees related to these Notes will be expensed upon redemption.  We intend to fund the redemption amount by borrowing on our ABL Facility.

Other Considerations

As of June 30, 2016, we had approximately $47.4 million of scheduled debt amortization over the next 12 month period.  These amounts do not include $40.5 million of interest payments, $24.2 million of asset and tire purchase commitments and $11.5 million of operating lease commitments existing as of June 30, 2016 and maturing over the next 12 months. We expect that cash flows from operations and principal collections on direct finance leases will be sufficient to meet our liquidity needs for the next 12 months, funding maturing debt and satisfying our contractual obligations. We believe that we will be able to maintain compliance with any applicable covenants in our indebtedness for the next 12 months.  However, we may need to borrow funds to finance the purchases of new and used assets or to remanufacture assets to expand the business. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.

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

Liquidity needs for acquisition of new chassis

We expect to invest substantial funds to acquire new and used chassis and remanufacture and refurbish chassis, although there can be no assurances as to the timing and amount of such acquisitions.  During 2015, a total of $75.4 million was invested of which $33.7 million was used to acquire and refurbish marine chassis and $41.7 million was used to remanufacture domestic chassis.  During the six months ended June 30, 2016, $48.4 million was invested of which $31.3 million was used to acquire, refurbish and remanufacture marine chassis and $17.1 million was used to acquire and remanufacture domestic chassis.  We anticipate additional equipment investment during the remainder of 2016; however, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors could limit our ability to raise funds and further the growth of our business.

Cash flow

Cash was $6,348 at June 30, 2016 compared to $3,161 at December 31, 2015, an increase of $3,187.  Cash flow information for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$68,801	$85,364
Net cash used in investing activities	(57,345)	(17,613)
Net cash used in financing activities	(8,336)	(67,944)
Effect of changes in exchange rates on cash and cash equivalents	67	(346)
Net increase (decrease) in cash and cash equivalents	$3,187	$(539)

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

Net cash provided by operating activities was $68.8 million for the six months ended June 30, 2016 compared to $85.4 million for the six months ended June 30, 2015, a decrease of $16.6 million.  The decrease was primarily the result of decreased profitability of $20.3 million partially offset by lower cash paid for interest and changes in working capital of $3.7 million.

Net cash used in investing activities was $57.3 million for the six months ended June 30, 2016 compared to $17.6 million for the six months ended June 30, 2015, a $39.7 million increase in cash out-flows. The increase was primarily driven by a $30.2 million increase in capital spending, business acquisition of $4.8 million and a $4.2 million decrease in proceeds from the sales of leasing equipment in the first half of 2016 compared to 2015.

Net cash used in financing activities was $8.3 million for the six months ended June 30, 2016 compared to $67.9 million for the six months ended June 30, 2015, a $59.6 million increase in cash in-flows. The decrease in cash used for the first half of 2016 was primarily attributable to higher net borrowings of $112.3 million partially offset by the net dividend payment of $51.1 million and a $1.4 million increase in share repurchases from employees.

Contractual obligations and commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of June 30, 2016.

		Maturity in years
(Dollars in thousands)	Total as of June 30, 2016	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$918,000	$3,000	$—	$—	$—	$915,000	$—
Senior Secured 11% Notes	150,000	—	—	—	150,000	—	—
Loan payable to CIMC	13,270	2,589	2,720	2,858	3,002	2,101	—
Capital lease obligations	43,947	41,817	501	501	501	501	126
Lease asset purchase commitments	35,254	19,947	9,720	5,587	—	—	—
Tire purchase commitments	26,376	4,256	5,530	5,530	5,530	5,530	—
Interest payments	161,510	40,491	39,493	39,331	30,912	11,281	2
Operating leases	42,973	11,501	6,689	4,169	3,372	3,435	13,807
Total	$1,391,330	$123,601	$64,653	$57,976	$193,317	$937,848	$13,935

Our contractual obligations consist of principal and interest payments related to the ABL Facility, the Notes, chassis purchase commitments and operating lease payments for our chassis and office facilities. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments.

Covenants

Under the indenture governing the Notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of June 30, 2016, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.  We believe that we will be able to continue to maintain compliance with all applicable covenants for the next 12 months.

Commitments

Chassis purchase commitments

Our chassis purchase commitments are related to commitments to refurbish and remanufacture chassis. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to these commitments.  At June 30, 2016, we had commitments totaling approximately $35.2 million with commitments totaling $19.9 million, $9.7 million and $5.6 million for 2016, 2017 and 2018, respectively.

Tire purchase commitments

Contemporaneous with the Interstar acquisition, we committed to purchase from an affiliate of the acquired company 45,000 tires annually for a period of five years.  Initial prices for tire types were agreed upon but are subject to purchase price adjustments based on certain changes in the cost of raw materials used in the manufacturing process.  Based on the initial pricing and an estimate of the types of tires to be purchased, the total purchase commitment over the five year term of the agreements was approximately $27.5 million. At June 30, 2016, the tire purchase commitment totaled $26.4 million with $4.3 million committed for 2016 and $5.5 million committed for each of the next four years.

Operating lease commitments

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. Minimum rental commitments under our material leases were $43.0 million as of June 30, 2016.

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

We define Adjusted EBITDA as income (loss) before provision (benefit) for income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income, share-based compensation, principal collections on direct finance leases and other non-routine or non-cash items as determined by management.

Set forth below is additional detail as to how we use Adjusted EBITDA as a measure of both operating performance and liquidity, as well as reconciliations of Adjusted EBITDA to our U.S. GAAP net income and cash flow from operating activities.

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

The following table shows the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net income	$1,287	$7,711	$8,245	$19,872
Income tax provision	849	5,054	5,483	12,434
Interest expense	16,388	21,506	33,218	43,603
Depreciation expense	18,764	17,914	37,610	35,815
Impairment of leasing equipment	5,974	2,569	7,973	4,002
Loss on modification and extinguishment of debt and capital lease obligations	—	—	—	39
Other income, net	(408)	(221)	(868)	(775)
Interest income	25	—	(100)	(1)
Principal collections on direct finance leases, net of interest earned	712	785	1,470	2,010
Non-cash share-based compensation	1,113	102	1,169	349
Non-recurring professional fees primarily associated with termination of bond offering	(304)	—	1,485	—
Restructuring expense	1,404	—	1,404	—
Adjusted EBITDA	$45,804	$55,420	$97,089	$117,348

The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company’s cash generation, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net cash provided by operations	$44,466	$58,363	$68,801	$85,364
Depreciation and amortization	(18,782)	(17,934)	(37,645)	(35,874)
(Provision) Recovery for doubtful accounts	(492)	(99)	473	(2,171)
Amortization of deferred financing fees	(990)	(1,810)	(1,974)	(3,636)
Derivative loss reclassified into earnings	(4,165)	(5,110)	(8,566)	(10,526)
Ineffective portion of cash flow hedges	101	22	(251)	42
Loss on modification and extinguishment of debt and capital lease obligations	—	—	—	(39)
Non-cash share-based compensation	(1,113)	(102)	(1,169)	(349)
Other, net	317	229	542	783
Impairment of leasing equipment	(5,974)	(2,569)	(7,973)	(4,002)
Changes in assets and liabilities:
Accounts receivable	(5,730)	157	(11,063)	(1,259)
Other assets	859	(548)	4,243	2,079
Accounts payable	(2,292)	(3,307)	(1,579)	(3,601)
Accrued expenses and other liabilities	(4,112)	(14,708)	9,602	6,401
Deferred income taxes, net	(806)	(4,873)	(5,196)	(13,340)
Provision for income taxes	849	5,054	5,483	12,434
Interest expense	16,388	21,506	33,218	43,603
Depreciation expense	18,764	17,914	37,610	35,815
Impairment of leasing equipment	5,974	2,569	7,973	4,002
Loss on modification and extinguishment of debt and capital lease obligations	—	—	—	39
Other income, net	(408)	(221)	(868)	(775)
Interest income	25	—	(100)	(1)
Principal collections on direct finance leases, net of interest earned	712	785	1,470	2,010
Non-cash share-based compensation	1,113	102	1,169	349
Non-recurring professional fees primarily associated with termination of bond offering	(304)	—	1,485	—
Restructuring expense	1,404	—	1,404	—
Adjusted EBITDA	$45,804	$55,420	$97,089	$117,348

Item 3.                                                         Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to quantitative and qualitative disclosures about market risk from those disclosed in our 2015 Annual Report on Form 10-K.

Item 4.                                                         Disclosure Controls and Procedures

(a)         Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We are often responsible for the systematic inspection, repair and maintenance of the chassis in our chassis pool fleet. As the number of chassis in our chassis pools increases and our fleet ages, we may experience an increase in inspection, maintenance and repair costs. These costs may also increase if additional requirements to pay fees and costs related to inspections, repair and maintenance are imposed on us. A recent agreement reached between the Pacific Maritime Association (“PMA”) and the International Longshore and Warehouse Union (“ILWU”) provides for mandatory roadability inspections (subject to limited exceptions) of all chassis before they leave any of the West Coast terminals where the ILWU has jurisdiction (the “ILWU Roadability Program”). We have recently received invoices and payment demands from some host locations related to the ILWU Roadability Program. As of June 30, 2016, we have received invoices aggregating approximately $4.0 million.  Such host locations have asked us to pay an inspection fee for each chassis that leaves such location.

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

In addition, marine terminal operators on the West Coast are seeking an amendment to that certain Marine Terminal Schedule No. 1 to the West Coast Marine Terminal Operator Agreement (“WCMTOA”) that would apply a new $5 fee to chassis owned or leased by chassis leasing companies, such as us, each time such chassis enter or leave a terminal at the ports of Los Angeles and Long Beach.  We are currently in discussion with the WCMTOA members over such fees; however, if we are ultimately required to pay them, they may be material.  Moreover, if we are required to pay these fees and we are unable to pass them on to our customers or we lose access to certain host locations because of our refusal to pay them, our business and results of operations could be negatively impacted.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.                                                         Defaults Upon Senior Securities

NONE

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

NONE

Item 6.                                                         Exhibits

Exhibit No.	Description

10.1*	Management Shareholder Agreement, dated June 1, 2016, between Interpool Inc. d/b/a TRAC Intermodal, SCT Chassis Inc., and Kevin Snyder.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document .
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: August 10, 2016

TRAC INTERMODAL LLC

Registrant

	By:	/s/ CHRIS ANNESE

Chris Annese

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)