Form 10-Q
period 2016-09-30
TRAC Intermodal LLC
filed 2016-11-09
CIK 1570774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$7,537	$3,161
Accounts receivable, net of allowance of $14,841 and $12,454, respectively	101,092	110,662
Net investment in direct finance leases	11,956	12,797
Leasing equipment, net of accumulated depreciation of $477,323 and $452,962, respectively	1,407,119	1,435,978
Goodwill	256,815	251,907
Other assets	46,604	32,991
Total assets	$1,831,123	$1,847,496

Liabilities and member’s interest
Liabilities
Accounts payable	$17,512	$13,593
Accrued expenses and other liabilities	50,028	75,340
Deferred income taxes, net	137,891	127,580
Debt and capital lease obligations:
Due within one year	32,825	41,396
Due after one year	1,074,026	1,039,283
Total debt and capital lease obligations	1,106,851	1,080,679
Less unamortized debt issuance costs	14,466	18,350
Total debt and capital lease obligations less debt issuance costs	1,092,385	1,062,329
Total liabilities	1,297,816	1,278,842

Redeemable indirect parent shares held by management	2,423	—
Commitments and contingencies (Note 7)	—	—

Member’s interest
Member’s interest	543,902	586,757
Accumulated other comprehensive loss	(13,018)	(18,103)
Total member’s interest	530,884	568,654
Total liabilities and member’s interest	$1,831,123	$1,847,496

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Equipment leasing revenue	$156,883	$170,015	$470,258	$500,142
Finance revenue	354	404	1,054	1,199
Other revenue	13,613	6,780	31,556	22,226
Total revenues	170,850	177,199	502,868	523,567

Expenses
Direct operating expenses	95,399	98,679	284,408	283,599
Selling, general and administrative expenses	21,746	23,741	72,263	68,029
Depreciation expense	18,508	18,017	56,118	53,832
Provision (recovery) for doubtful accounts	7,522	(28)	7,049	2,143
Impairment of leasing equipment	2,007	1,693	9,980	5,695
Restructuring expense	—	—	1,404	—
Loss on modification and extinguishment of debt and capital lease obligations	5,655	16,173	5,655	16,212
Interest expense	15,424	19,715	48,642	63,318
Interest income	—	—	(100)	(1)
Other income, net	(518)	(290)	(1,386)	(1,065)
Total expenses	165,743	177,700	484,033	491,762

Income (loss) before provision for income taxes	5,107	(501)	18,835	31,805
Provision for income taxes	1,666	737	7,149	13,171
Net income (loss)	$3,441	$(1,238)	$11,686	$18,634

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$3,441	$(1,238)	$11,686	$18,634
Unrealized gain (loss) on derivative instruments, net of tax of ($1,064) and $341 and $1,715 and $1,053, respectively	1,644	(528)	(2,655)	(1,623)
Derivative loss reclassified into earnings, net of tax of ($1,569) and ($1,956) and ($4,935) and ($6,086), respectively	2,429	3,025	7,629	9,421
Foreign currency translation, net of tax of $18 and $235 and ($191) and $440, respectively	(25)	(362)	111	(719)
Total other comprehensive income, net of tax	4,048	2,135	5,085	7,079
Total comprehensive income	$7,489	$897	$16,771	$25,713

See accompanying notes.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$11,686	$18,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,170	53,911
Provision for doubtful accounts	7,049	2,143
Amortization of deferred financing fees	2,984	5,315
Loss on modification and extinguishment of debt and capital lease obligations	5,655	16,212
Derivative loss reclassified into earnings	12,564	15,507
Ineffective portion of cash flow hedges	251	166
Impairment of leasing equipment	9,980	5,695
Share-based compensation	1,264	466
Deferred income taxes, net	6,869	14,306
Other, net	(697)	(991)
Changes in assets and liabilities:
Accounts receivable	4,181	10,405
Other assets	(3,030)	(1,537)
Accounts payable	1,732	(137)
Accrued expenses and other liabilities	(12,086)	(13,043)
Net cash provided by operating activities	104,572	127,052

Cash flows from investing activities
Proceeds from sale of leasing equipment	3,545	9,530
Collections on net investment in direct finance leases, net of interest earned	2,206	2,771
Business acquisition	(4,791)	—
Proceeds from sale of other assets	—	2,300
Investment in direct finance leases	(1,234)	—
Purchase of leasing equipment	(56,138)	(38,386)
Purchase of fixed assets	(12,522)	(12,799)
Other investing activity	—	(244)
Net cash used in investing activities	(68,934)	(36,828)

Cash flows from financing activities
Proceeds from long-term debt	243,000	256,250
Repayments of long-term debt	(217,111)	(334,622)
Premium paid for redemption of notes	(4,400)	(12,375)
Cash paid for debt issuance fees	(306)	(748)
Repurchase of indirect parent shares from employees	(1,366)	—
Dividend paid, net of dividend received	(51,145)	—
Net cash used in financing activities	(31,328)	(91,495)

Effect of changes in exchange rates on cash and cash equivalents	66	(686)
Net increase (decrease) in cash and cash equivalents	4,376	(1,957)
Cash and cash equivalents, beginning of year	3,161	4,256
Cash and cash equivalents, end of period	$7,537	$2,299
Supplemental disclosures of cash flow information
Cash paid for interest	$38,105	$52,513
Cash paid (refunded) for taxes, net	$227	$(801)

See accompanying notes

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

1.  Description of the Business and Basis of Presentation

The accompanying Consolidated Financial Statements of TRAC Intermodal LLC (the “Company,” “we,” “our” or “TRAC”) and its subsidiaries are unaudited and have been prepared pursuant to U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting and, in our opinion, reflect all adjustments, including normal recurring items, which are necessary to present fairly the results for interim periods.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the entire year.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC; however, we believe that the disclosures are adequate to make the information presented not misleading.  These interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 and with the information contained in other publicly-available filings with the SEC.

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

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

1.  Description of the Business and Basis of Presentation (continued)

Interstar Acquisition

On February 29, 2016, TRAC Interstar LLC (“TRAC Interstar”), a newly formed, indirect wholly owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the emergency road service business of Interstar Mobile, LLC and Interstar North America, Inc. (collectively “Interstar”) for a purchase price of $5,943 which includes a $1,000 earn-out provision based on future operating performance.  The Company recorded $4,908 of goodwill related to the acquisition.  The allocation of the purchase price accounting is preliminary as the Company has not yet completed its analysis of estimating the fair value of the assets and liabilities acquired.  Interstar, located in Kentucky, is a leading provider of road service repair solutions for both the intermodal and commercial trucking industries.  The new entity, TRAC Interstar, combines a dispatch center and one of the country’s largest managed vendor networks and will provide roadside repair services covering chassis, truck and trailer breakdowns 24 hours a day, 7 days a week, 365 days a year.

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

For the Three and Nine Months Ended September 30, 2016 and 2015

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

In August 2016, the FASB issued authoritative guidance on accounting for Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments: (“ASU 2016-15”). The standard provides guidance on eight specific cash flow items and their classifications in the statement of cash flows thereby reducing the current and potential future diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The Company is currently evaluating the standard to determine the impact of its adoption on the Consolidated Financial Statements.

No other new accounting pronouncements issued or effective during 2016 had or are expected to have a material impact on the Company’s Consolidated Financial Statements.

2. Leasing Activity

Equipment Leasing Revenue

The Company has non-cancelable operating leases for certain of its leasing equipment. At September 30, 2016, future minimum lease revenue under these agreements is estimated as follows:

2016	$17,923
2017	47,289
2018	12,548
2019	9,443
2020	4,408
Thereafter	984
$92,595

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

2. Leasing Activity (continued)

Finance Revenue

At September 30, 2016, receivables under direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2016	$1,068	$335	$733
2017	10,926	674	10,252
2018	672	182	490
2019	290	64	226
2020	216	27	189
Thereafter	70	4	66
	$13,242	$1,286	$11,956

As of December 31, 2015, the Company had total lease receivables, unearned lease income and net lease receivables of $14,330, $1,533 and $12,797, respectively.  As of September 30, 2016 and December 31, 2015, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $8,656 and $8,673, respectively.  The unguaranteed residual values are reflected in “Total Lease Receivables” above.

Historically, the Company has not experienced losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable. If customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable.

3. Leasing Equipment

The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	September 30,	December 31,
	2016	2015
Total leasing equipment	$1,884,442	$1,888,940
Less accumulated depreciation	(477,323)	(452,962)
Leasing equipment, net of accumulated depreciation	$1,407,119	$1,435,978

Leasing equipment includes assets recorded under capital leases of $82,195 and $121,817 with accumulated depreciation of $31,730 and $46,304 at September 30, 2016 and December 31, 2015, respectively.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Equipment (continued)

Impairment of Leasing Equipment

Impairment of leasing equipment amounted to $2,007 and $9,980 for the three and nine months ended September 30, 2016, respectively.  This compares to $1,693 and $5,695 for the three and nine months ended September 30, 2015, respectively.  The increase in impairment charges reflected during 2016 was primarily due to a greater number of end-of-life chassis impaired in 2016 versus 2015 and an increase in write-downs associated with axle sets determined to be unsuitable for the remanufacturing program.  The above impairment charges are recorded in Impairment of leasing equipment in the Consolidated Statements of Operations.

4. Capitalized Software Development Costs

In 2014, the Company’s Investment Committee approved the proposal to replace its principal operating and financial reporting systems, named “Project Helix” to provide more functional capabilities necessitated by new business requirements emerging from the industry shift to the motor carrier model.  In accordance with ASC 350-40, Internal-Use Software, the Company is capitalizing costs during the application development stage of the project.  At September 30, 2016 and December 31, 2015, capitalized software development costs totaled $20,461 and $9,675, respectively.  These costs are included in Other assets in the Consolidated Balance Sheet.  Once the software is substantially complete and ready for its intended use, capitalization will cease.  Capitalized software costs will be amortized on a straight-line basis over seven years, the estimated useful life of the software.

5. Borrowings

The following is a summary of the Company’s borrowings:

	September 30,		December 31,
	2016		2015
	Debt Instrument	Debt Issuance Cost	Debt Instrument	Debt Issuance Costs
Senior Secured 11% Notes	$70,000	$1,011	$150,000	$2,746
ABL Facility	994,000	13,438	867,000	15,585
Loans Payable CIMC	12,636	15	14,519	16
Capital lease obligations	30,215	2	49,160	3
Total debt	1,106,851	$14,466	1,080,679	$18,350
Less current maturities	(32,825)		(41,396)
Long-term debt, less current maturities	$1,074,026		$1,039,283

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

5. Borrowings (continued)

The Company’s debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021.  On a consolidated basis, the weighted-average interest rate was 5.37% for the year ended December 31, 2015.  For the nine months ended September 30, 2016 and 2015, the weighted-average interest rate was 4.20% and 5.58%, respectively.  The weighted-average interest rates disclosed are calculated as “all-in” rates which include cash interest expense and amortization of agents’ fees and deferred financing fees.

On January 14, 2016, the Company borrowed $51,000 (the “Repurchase Amount”) under the revolving credit facility of the ABL Facility to finance the repurchase and retirement of 62 shares, par value $0.01 per share, of the common stock of Interpool held by the Company, the sole stockholder of Interpool  Through a successive chain of dividends, the Repurchase Amount was received pro rata by the Company’s indirect shareholders of record, including certain private equity funds that are managed by an affiliate of Fortress Investment Group LLC, employees of affiliates of Seacastle Inc. (the Company’s indirect parent) and members of the Company’s management.

In February 2016, the Company executed three interest rate swap agreements to convert variable rate debt based on LIBOR into a fixed rate per annum.  See Note 6.

On March 7, 2016, the Company announced its proposed offering of $485,000 aggregate principal amount of senior secured notes due 2021. Subsequently on March 22, 2016, the Company decided that due to current market conditions, it would not proceed with its proposed offering.  As a result, during the nine months ended September 30, 2016, the Company expensed approximately $1,603 of accumulated costs related to the offering. These costs are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

Redemption of Senior Secured 11% Notes

On August 15, 2016, the Company borrowed $80,000 under its ABL Facility which carries an interest rate of one-month LIBOR + 2.00% and matures on December 10, 2020, which is the maturity date of the ABL Facility.  The funds were used to finance the redemption of $80,000 in aggregate principal amount of its outstanding Senior Secured 11% Notes at a redemption price equal to 105.500 percent of such aggregate principal amount.  Approximately $84,400 was paid to redeem the Notes, $80,000 aggregate principal amount and a premium of $4,400.  Additionally, $1,206 of deferred financing fees related to the Notes were expensed upon redemption.  As of September 30, 2016, $70,000 aggregate principal amount of the Notes remains outstanding.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

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

On January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG effectively converting $300,000 of variable rate debt based upon LIBOR into a fixed rate instrument.  The Company receives one-month LIBOR with interest payable at a rate of 0.756% on the notional amount.  At September 30, 2016, one-month LIBOR was 0.5311%.  The agreement terminates on August 9, 2017.

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

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

6.  Derivative and Hedging Activities (continued)

The Company’s interest rate derivatives involve counterparty credit risk.  As of September 30, 2016, the Company does not anticipate its counterparties will fail to meet their obligations.  As of September 30, 2016, there were no credit risk related contingent features in the Company’s derivative agreements.   For additional disclosures related to derivative instruments see Notes 9 and 15.

The Company held the following interest rate derivative as of September 30, 2016:

	Notional	Effective	Maturity	Floating	Fixed Leg	Fair
Hedged Item	Amount	Date	Date	Rate	Interest Rate	Value (a)
ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$(236)
ABL Facility	$50,000	Feb-2016	Dec-2020	1M LIBOR	1.063%	$(297)
ABL Facility	$100,000	Feb-2016	Dec-2020	1M LIBOR	1.1175%	$(808)
ABL Facility	$300,000	Aug-2017	Dec-2020	1M LIBOR	1.2985%	$(2,704)

(a)         These interest rate derivatives are recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
September 30, 2016	$450,000	0.8704%	1.97 years
December 31, 2015	$300,000	0.7560%	1.53 years

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

6.  Derivative and Hedging Activities (continued)

The following table sets forth the net of tax effect of the Company’s cash flow hedge derivative instruments on the Consolidated Financial Statements for the periods indicated:

		Effective Portion			Ineffective Portion
	Derivative Instruments	Change in Unrealized Loss Recognized in OCI on Derivatives (a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income (b)	Classification of Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative (c)

Three Months ended September 30, 2016	Interest rate derivatives	$1,364	Interest expense	$2,709	Interest expense	$—

Nine Months ended September 30, 2016	Interest rate derivatives	$(3,463)	Interest expense	$8,437	Interest expense	$251

Three Months ended September 30, 2015	Interest rate derivatives	$(792)	Interest expense	$3,289	Interest expense	$208

Nine Months ended September 30, 2015	Interest rate derivatives	$(2,425)	Interest expense	$10,223	Interest expense	$166

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net settlements of interest rate derivative, net of tax of ($180), ($171), ($522) and ($519), respectively	$280	$264	$808	$802
Amortization of terminated derivatives, net of tax of ($1,569), ($1,956), ($4,935) and ($6,086), respectively	2,429	3,025	7,629	9,421
	$2,709	$3,289	$8,437	$10,223

(c)                               Amount impacting income not related to AOCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

6. Derivatives and Hedging Activities (continued)

The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the three and nine months ended September 30, 2016 and 2015:

	Original Maximum Notional	Effective	Maturity	Fixed	Termination De-designation	Deferred Loss Upon	Un- amortized Deferred (Gain) Loss at Sept 30,	Amount of Deferred (Gain) Loss Amortized (including Accelerated Amortization) Into Interest Expense for the Three Months Ended Sept 30,		Amount of Deferred (Gain)Loss Amortized (including Accelerated Amortization) Into Interest Expense for the Nine Months Ended Sept 30,		Amount of Deferred (Gain) Loss Expected to be Amortized Over the Next Twelve
Item	Amount	Date	Date	Rate %	Date	Termination	2016	2016	2015	2016	2015	Months

(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$(1)	$(2)	$(1)	$(5)	$(1)	$(1)
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	(6)	(4)	(2)	(11)	(2)	(6)
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	506	136	167	398	508	467
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	305	112	188	377	530	291
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(8)	(12)	(14)	(37)	(44)	(8)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(38)	(25)	(49)	(96)	(163)	(38)
(c)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	32	51	80	171	259	32
(c)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	175	125	306	491	1,069	175
(c)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	14,370	3,617	4,306	11,276	13,351	13,262
Total						$72,587	$15,335	$3,998	$4,981	$12,564	$15,507	$14,174

(a)            This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)          This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)           This hedged item is referred to as Chassis Financing Program, Portfolio A

The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on active interest rate derivatives in the amount of $645 (which is net of tax of $417) and amortization of deferred losses on the Company’s terminated derivatives of $8,609 (which is net of tax of $5,565).

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

7. Commitments and Contingencies

Chassis Purchase Commitments

The Company’s chassis purchase commitments are related to commitments to refurbish chassis, remanufacture chassis and to exercise purchase options related to maturing capital leases.  At September 30, 2016, the Company had non-cancellable commitments totaling approximately $33,860 with commitments totaling $16,806, $8,565, $6,563 and $1,926 for 2016, 2017, 2018 and 2019, respectively.  During the third quarter of 2016, the Company entered into a purchase order for the refurbishment of chassis which allows either party to cancel with 90 days’ notice.  If the Company were to cancel, it would be required to fulfill refurbishments committed aggregating approximately $3,355 which is included in the 2016 commitment number above.

Tire Purchase Commitments

Contemporaneous with the Interstar acquisition, the Company committed to purchase from an affiliate of the acquired company 45,000 tires annually for a period of five years.  Initial prices for tire types were agreed upon but are subject to purchase price adjustments based on certain changes in the cost of raw materials used in the manufacturing process as well as the mix of tires to be purchased over the commitment period.  At September 30, 2016, the tire purchase commitments are estimated to be $24,292 with $1,783 committed for the remainder of 2016, $5,919 committed for 2017 and $5,530 committed for 2018, 2019 and 2020, respectively. See Note 12.

Lease Commitments

The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses.  As of September 30, 2016, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was $43,467.

Stock Buyback Program

On April 13, 2016, Interpool instituted a stock buyback program (the “Stock Buyback Program”) whereby employees who hold vested shares of SCT Chassis, Inc. (“SCT Chassis”), an indirect parent of the Company, pursuant to Management Shareholder Agreements executed prior to January 1, 2016, will be eligible to elect, on an annual basis, to sell up to 25% of such shares to Interpool.  Under the Stock Buyback Program, participants will elect annually whether to participate in the Stock Buyback Program and the number of eligible shares they wish to sell.  Elections will generally be made on or about April 30 of each year, and the Stock Buyback Program will expire in 2019 after all completed share repurchase elections are fulfilled for that year.  The fair market value price, at which SCT Chassis shares will be repurchased, will be determined each year by the Board of Directors of SCT Chassis.  At September 30, 2016, the estimated repurchase amount based on the current fair market value of $10.72 per share is $3,294.  See Note 10.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

7. Commitments and Contingencies (continued)

ILWU Roadability Program — Inspection Fees

An  agreement reached in March 2015 between the Pacific Maritime Association (“PMA”) and the International Longshore and Warehouse Union (“ILWU”) provides for mandatory roadability inspections (subject to limited exceptions) of all chassis before they leave any of the West Coast terminals where the ILWU has jurisdiction (the “ILWU Roadability Program”).  In connection with this program, the Company has received invoices and payment demands from certain host locations. The Company is currently disputing such fees because, among other reasons, it believes there is no legal basis for them to be imposed and the ILWU Roadability Program provides for inspections beyond those required by applicable law.  Since the Company believes that any amounts it may be required to pay are not probable, it is not currently accruing such expenses in its financial statements.  As of September 30, 2016, the Company has received invoices aggregating approximately $5,000.

8.  Income Taxes

The consolidated income tax provisions for the three and nine months ended September, 30, 2016 and 2015 were determined based upon estimates of the Company’s consolidated forecasted effective income tax rates for the years ended December 31, 2016 and 2015, respectively.

For the three months ended September 30, 2016, the Company recorded a tax provision of $1,666, reflecting a 32.6% effective tax rate.  This compares to a tax provision of $737, on a net loss of $501, reflecting a 147% effective tax rate for the three months ended September 30, 2015.  In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.  In addition, the effective tax rate for the three months ended September 30, 2016 was favorably impacted by a lower state effective tax rate and the recognition of a Research and Development tax credit on the Project Helix costs.  The effective tax rate for the three months ended September 30, 2015 was adversely affected due to discreet items recorded pertaining to changes in certain states’ effective tax rates.

For the nine months ended September 30, 2016, the Company recorded a tax provision of $7,149, reflecting a 38.0% effective tax rate.  This compares to a tax provision of $13,171, reflecting a 41.4% effective tax rate for the nine months ended September 30, 2015. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions.  In addition, the effective tax rate for the nine months ended September 30, 2016 was favorably impacted by a lower state effective tax rate and the recognition of a Research and Development tax credit on the Project Helix costs.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

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

For the nine months ended September 30, 2016, the components of AOCI, net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$198	$(16,944)	$(1,357)	$(18,103)
Current-period other comprehensive (loss) income	(2,655)	7,629	111	5,085
Balance, September 30, 2016	$(2,457)	$(9,315)	$(1,246)	$(13,018)

                The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Operations for the periods indicated:

	Income Statement Line Item	Three Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2016
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$3,998	$12,564
Related income tax benefit	Benefit for income taxes	(1,569)	(4,935)
Net loss reclassified out of AOCI		$2,429	$7,629

	Income Statement Line Item	Three Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2015
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest Expense	$4,981	$15,507
Related income tax benefit	Benefit for income taxes	(1,956)	(6,086)
Net loss reclassified out of AOCI		$3,025	$9,421

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

10. Share-Based Payment

A summary of the restricted shares of SCT Chassis under the Company’s share-based compensation plan is as follows.  All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at January 1, 2016	102,170	$8.79	$898
Granted	35,682	11.21	400
Forfeited	—	—	—
Vested	(52,724)	7.97	(420)
Non-vested at September 30, 2016	85,128	$10.31	$878

New Grants

On June 1, 2016, 35,682 restricted shares of SCT Chassis were granted to a key employee at a fair value of $11.21 per share for a total fair value of $400.  These shares vest in equal increments on January 1, 2017, 2018, 2019 and 2020.  Additionally on June 1, 2016, the Company advised the employee that he would be permitted to participate in the Stock Buyback Program (as defined below) instituted by the Company in April 2016.  See description of program following.

Stock Buyback Program

On April 13, 2016, Interpool instituted a stock buyback program (the “Stock Buyback Program”) whereby employees who hold vested shares of SCT Chassis, an indirect parent of the Company, pursuant to Management Shareholder Agreements executed prior to January 1, 2016, will be eligible to elect, on an annual basis, to sell up to 25% of such shares to Interpool.  Under the Stock Buyback Program, participants will elect annually whether to participate in the Stock Buyback Program and the number of eligible shares they wish to sell.  Elections will generally be made on or about April 30 of each year, and the Stock Buyback Program will expire in 2019 after all completed share repurchase elections are fulfilled for that year.  The fair market value price, at which SCT Chassis shares will be repurchased, will be determined each year by the Board of Directors of SCT Chassis.  For the 2016 repurchase, Interpool offered a purchase price of $11.21 per share, and such offer expired on May 13, 2016.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

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

On May 13, 2016, the Company repurchased 94,527 shares for $1,060 in accordance with the Stock Buyback Program discussed above.  Accordingly, the Company reduced Redeemable indirect parent shares held by management by $845 on the Consolidated Balance Sheet and also reduced the Share repurchase liability by $215.

At September 30, 2016, the Share repurchase liability was $871 and is recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet.  Additionally, the balance in Redeemable indirect parent shares held by management was $2,423 and is presented as temporary equity in the Consolidated Balance Sheet.  Both accounts were revalued to fair value and estimated redemption value, respectively, at September 30, 2016.

The Company recorded share-based compensation expense for the three and nine months ended September 30, 2016 of $95 and $1,264, respectively which includes the amounts discussed above.  This compares to compensation expense of $117 and $466 for the three and nine months ended September 30, 2015. Compensation expense is recorded as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation expense recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation expense was approximately $658 at September 30, 2016, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

10. Share-Based Payment (continued)

Share Repurchases

In addition to the share repurchase discussed above under the Stock Buyback Program, during the nine months ended September 30, 2016, Interpool purchased 32,547 shares of SCT Chassis common stock from employees to meet their minimum statutory withholding requirements upon share vesting and to repurchase shares from an employee upon termination.  The cost of these shares was $306 and is included in Member’s interest in the Consolidated Balance Sheet.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following tables show segment information for the three months ended September 30, 2016 and 2015.

Three Months ended September 30, 2016	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$8,604	$3,512	$—	$12,116
Pool revenue	102,181	42,586	—	144,767
All other revenue	2,865	1,999	9,103	13,967
Total revenue	$113,650	$48,097	$9,103	$170,850
Adjusted EBITDA	24,578	25,058	(2,504)	47,132
Depreciation expense	9,261	6,941	2,306	18,508
Net investment in direct finance leases	11,900	56	—	11,956
Leasing equipment	726,442	492,650	188,027	1,407,119
Capital expenditures for long-lived assets	7,453	1,511	3,821	12,785

Three Months ended September 30, 2015	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$9,656	$4,028	$—	$13,684
Pool revenue	114,915	41,416	—	156,331
All other revenue	3,173	2,053	1,958	7,184
Total revenue	$127,744	$47,497	$1,958	$177,199
Adjusted EBITDA	36,949	26,191	(7,351)	55,789
Depreciation expense	9,509	6,805	1,703	18,017
Net investment in direct finance leases	13,526	163	—	13,689
Leasing equipment	775,401	493,208	141,523	1,410,132
Capital expenditures for long-lived assets	16,355	5,303	2,616	24,274

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following tables show segment information for the nine months ended September 30, 2016 and 2015:

Nine Months ended September 30, 2016	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$26,609	$11,589	$—	$38,198
Pool revenue	307,238	124,822	—	432,060
All other revenue	9,956	4,665	17,989	32,610
Total revenue	$343,803	$141,076	$17,989	$502,868
Adjusted EBITDA	80,858	76,712	(13,349)	144,221
Depreciation expense	28,071	21,412	6,635	56,118
Net investment in direct finance leases	11,900	56	—	11,956
Leasing equipment	726,442	492,650	188,027	1,407,119
Capital expenditures for long-lived assets	38,735	18,637	12,522	69,894

Nine Months ended September 30, 2015	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$28,121	$11,951	$—	$40,072
Pool revenue	340,351	119,719	—	460,070
All other revenue	11,601	6,295	5,529	23,425
Total revenue	$380,073	$137,965	$5,529	$523,567
Adjusted EBITDA	117,794	78,707	(23,364)	173,137
Depreciation expense	28,746	20,391	4,695	53,832
Net investment in direct finance leases	13,526	163	—	13,689
Leasing equipment	775,401	493,208	141,523	1,410,132
Capital expenditures for long-lived assets	21,793	16,593	12,799	51,185

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
(dollars in thousands)	2016	2015
Net income (loss)	$3,441	$(1,238)
Income tax provision	1,666	737
Interest expense	15,424	19,715
Depreciation expense	18,508	18,017
Impairment of leasing equipment	2,007	1,693
Loss on modification and extinguishment of debt and capital lease obligations	5,655	16,173
Other income, net	(518)	(186)
Principal collections on direct finance leases, net of interest earned	736	761
Share-based compensation	95	117
Non-recurring professional fees primarily associated with termination of bond offering	118	—
Adjusted EBITDA	$47,132	$55,789

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

11. Segment and Geographic Information (continued)

The following table shows the reconciliation of net income, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Net income	$11,686	$18,634
Income tax provision	7,149	13,171
Interest expense	48,642	63,318
Depreciation expense	56,118	53,832
Impairment of leasing equipment	9,980	5,695
Loss on modification and extinguishment of debt and capital lease obligations	5,655	16,212
Other income, net	(1,386)	(961)
Interest income	(100)	(1)
Principal collections on direct finance leases, net of interest earned	2,206	2,771
Share-based compensation	1,264	466
Non-recurring professional fees primarily associated with termination of bond offering	1,603	—
Restructuring expense	1,404	—
Adjusted EBITDA	$144,221	$173,137

Geographic Information

Primarily all of the Company’s revenues and long lived assets are attributable to the United States, the Company’s country of domicile.

12. Related Party Transactions

Management, Facility Fees and Chassis Leasing

The Company charges management fees to a subsidiary of Seacastle for expenses incurred and services performed on its behalf.  For the three and nine months ended September 30, 2016, this resulted in income for the Company of $23 and $67, respectively.  This compares to $31 and $93, respectively, for the three and nine months ended September 30, 2015.  These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations. The Company had a net payable to affiliates of $22 at September 30, 2016 compared to a net receivable from affiliates of $584 at December 31, 2015.  These balances are included in Other assets on the Consolidated Balance Sheets.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

12. Related Party Transactions (continued)

The Company also leases chassis to the Florida East Coast Railway (“FEC”) under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress. For the three and nine months ended September 30, 2016, the Company recorded chassis leasing revenue from FEC of $591 and $1,702, respectively.  This compares to chassis leasing revenue of $589 and $1,662, respectively, for the three and nine months ended September 30, 2015.  These amounts are recorded in Equipment leasing revenue on the Consolidated Statements of Operations.

The Company is committed to purchasing 45,000 tires annually for a period of five years from a tire supplier that is co-owned by a member of the senior management team at TRAC Interstar.  At September 30, 2016, the tire purchase commitments are estimated to be $24,292 with $1,783 committed for 2016, $5,919 committed for 2017 and $5,530 committed for 2018, 2019 and 2020, respectively.  See Note 7.

13.  Restructuring Charge

During June 2016, in response to changing market conditions, the Company initiated a reduction in certain staffing levels.  In accordance with the Compensation — Non-Retirement Post-Employment Benefits Topic of the FASB ASC, the Company recorded a restructuring charge of $1,404 related to employee severance and termination benefits.  This charge is recorded in Restructuring expense in the Consolidated Statements of Operations.  At September 30, 2016, the balance in Accrued restructuring is $364 which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet.  The decrease in the liability balance from $1,404 at June 30, 2016 to $364 at September 30, 2016 is due entirely to payments made.

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

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

14.  Grow New Jersey Tax Credit (continued)

Based on the above transaction, the Company recognized Grant income of $136 and $403 for the three and nine months ended September 30, 2016.  This is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations.  At September 30, 2016, the amount in deferred income was $407 which is recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

15. Fair Value of Financial Instruments

The following table sets forth the valuation of the Company’s financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of September 30,	Fair Value Measurement as of September 30, 2016 using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Asset:
Cash and cash equivalents	$7,537	$7,537	$—	$—
Liability:
Derivative instruments	4,045	—	4,045	—
Share repurchase liability	871	—	—	871
Redeemable indirect parent shares held by management	2,423	—	—	2,423

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2015 using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,161	$3,161	$—	$—
Derivative instruments	576	—	576	—

Cash and cash equivalents:  Cash and cash equivalents include all cash balances and highly liquid investments. These instruments are stated at cost, which approximates market value because of the short-term nature of the instruments.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

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

Share repurchase liability and Redeemable indirect parent shares held by management:  The Share repurchase liability account and the Redeemable indirect parent shares held by management were recorded at fair value and estimated redemption value on the Company’s Balance Sheet.  The fair value and estimated redemption value of these shares at September 30, 2016 was determined to be $10.72 per share.  The value per share was determined by a valuation by the Board of Directors of SCT Chassis.  In determining fair market value, the Board of Directors relies on a number of valuation approaches including the market-based approach using current market multiples as well as the income approach utilizing a discounted cash flow analysis.

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

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

15. Fair Value of Financial Instruments (continued)

Debt:  The Company’s debt consists of fixed and floating rate instruments. Variable interest rate debt was $559,142 as of September 30, 2016 and $584,401 as of December 31, 2015.  Accordingly, the Company’s variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $547,709 as of September 30, 2016 and $496,278 as of December 31, 2015.  Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

The carrying amounts and fair values of the Company’s financial instruments are as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Derivative Instrument	$(4,045)	$(4,045)	$576	$576
Total debt and capital lease obligations	$(1,106,851)	$(1,118,425)	$(1,080,679)	$(1,094,088)

16. Guarantor Financial Information

On August 9, 2012, TRAC Intermodal LLC along with TRAC Intermodal Corp., entered into a purchase agreement pursuant to which it sold $300,000 aggregate principal amount of the Senior Secured 11% Notes (the “Notes”). Concurrent with the offering of the Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the SEC to offer exchange notes with terms substantially identical to the Notes. The exchange offer to exchange the Notes for notes which have been registered under the Securities Act of 1933, as amended (the “Securities Act”), commenced on June 6, 2013, expired on July 5, 2013 and closed on July 10, 2013.  Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date 100% of the Notes were validly tendered for exchange.   The Notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Company’s existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Company.  On August 17, 2015, the Issuers redeemed $150,000 aggregate principal amount of the Notes.  Additionally on August 15, 2016, the Issuer redeemed $80,000 aggregate principal amount of the Notes.  As of September 30, 2016, $70,000 aggregate principal amount of the Notes remains outstanding.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Balance Sheet

September 30, 2016

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$3,138	$4,399	$—	$7,537
Accounts receivable, net	—	100,474	618	—	101,092
Net investment in direct finance leases	—	18,639	—	(6,683)	11,956
Leasing equipment, net of accumulated depreciation	—	1,395,356	11,763	—	1,407,119
Goodwill	—	256,815	—	—	256,815
Affiliate and intercompany receivable	—	474	—	(496)	(22)
Intercompany interest receivable	963	—	—	(963)	—
Intercompany note receivable	70,000	—	—	(70,000)	—
Investment in subsidiary	530,884	7,592	—	(538,167)	309
Other assets	—	46,061	256	—	46,317
Total assets	$601,847	$1,828,549	$17,036	$(616,309)	$1,831,123
Liabilities and member’s interest
Accounts payable, accrued expenses and other liabilities	$963	$66,417	$160	$—	$67,540
Intercompany payable	—	—	496	(496)	—
Intercompany note payable	—	70,000	—	(70,000)	—
Intercompany interest payable	—	963	—	(963)	—
Intercompany lease payable	—	—	6,683	(6,683)	—
Deferred income taxes, net	—	135,477	2,414	—	137,891
Debt and capital lease obligations less debt issuance costs	70,000	1,022,385	—	—	1,092,385
Total liabilities	70,963	1,295,242	9,753	(78,142)	1,297,816
Redeemable indirect parent shares held by management	—	2,423	—	—	2,423
Total member’s interest	530,884	530,884	7,283	(538,167)	530,884
Total liabilities and member’s interest	$601,847	$1,828,549	$17,036	$(616,309)	$1,831,123

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended September 30, 2016

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$170,089	$809	$(48)	$170,850
Direct operating expenses	—	95,388	11	—	95,399
Selling, general and administrative expenses	—	21,614	132	—	21,746
Depreciation expense	—	18,366	142	—	18,508
Provision for doubtful accounts	—	7,522	—	—	7,522
Impairment of leasing equipment	—	2,007	—	—	2,007
Loss on modification and extinguishment of debt and capital lease obligations	—	5,655	—	—	5,655
Interest expense	3,025	15,423	49	(3,073)	15,424
Interest income	(3,025)	—	—	3,025	—
Equity in earnings of subsidiary	(3,441)	(331)	—	3,772	—
Other income, net	—	(518)	—	—	(518)
Total (income) expense	(3,441)	165,126	334	3,724	165,743
Income before provision for income taxes	3,441	4,963	475	(3,772)	5,107
Provision for income taxes	—	1,522	144	—	1,666
Net income	3,441	3,441	331	(3,772)	3,441
Unrealized gain on derivative instruments, net of tax of ($1,064)	—	1,644	—	—	1,644
Derivative loss reclassified into earnings, net of tax of ($1,569)	—	2,429	—	—	2,429
Foreign currency translation loss, net of tax of $18	—	(25)	—	—	(25)
Total other comprehensive income	—	4,048	—	—	4,048
Total comprehensive income	$3,441	$7,489	$331	$(3,772)	$7,489

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Nine Months Ended September 30, 2016

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$500,619	$2,401	$(152)	$502,868
Direct operating expenses	—	284,375	33	—	284,408
Selling, general and administrative expenses	—	71,852	411	—	72,263
Depreciation expense	—	55,691	427	—	56,118
Provision for doubtful accounts	—	7,049	—	—	7,049
Impairment of leasing equipment	—	9,980	—	—	9,980
Restructuring expense	—	1,404	—	—	1,404
Loss on modification and extinguishment of debt and capital lease obligations	—	5,655	—	—	5,655
Interest expense	11,275	48,640	154	(11,427)	48,642
Interest income	(11,275	(100)	—	11,275	(100)
Equity in earnings of subsidiary	(11,686)	(944)	—	12,630	—
Other income, net	—	(1,386)	—	—	(1,386)
Total (income) expense	(11,686)	482,216	1,025	12,478	484,033
Income before provision for income taxes	11,686	18,403	1,376	(12,630)	18,835
Provision for income taxes	—	6,717	432	—	7,149
Net income	11,686	11,686	944	(12,630)	11,686
Unrealized loss on derivative instruments, net of tax of $1,715	—	(2,655)	—	—	(2,655)
Derivative loss reclassified into earnings, net of tax of ($4,935)	—	7,629	—	—	7,629
Foreign currency translation gain, net of tax of ($191)	—	111	—	—	111
Total other comprehensive income	—	5,085	—	—	5,085
Total comprehensive income	$11,686	$16,771	$944	$(12,630)	$16,771

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16. Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2016

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$102,107	$1,329	$1,136	$104,572
Investing activities:
Proceeds from sale of leasing equipment	—	3,545	—	—	3,545
Collections on net investment in direct finance leases, net of interest earned	—	3,342	—	(1,136)	2,206
Business acquisition	—	(4,791)	—	—	(4,791)
Sales of Interpool shares	51,185	—	—	(51,185)	—
Investment in direct finance leases	—	(1,234)	—	—	(1,234)
Purchase of leasing equipment	—	(56,138)	—	—	(56,138)
Purchase of fixed assets	—	(12,522)	—	—	(12,522)
Net cash used in investing activities	51,185	(67,798)	—	(52,321)	(68,934)
Financing activities:
Proceeds from long-term debt	80,000	243,000	—	(80,000)	243,000
Repayments of long-term debt	(80,000)	(217,111)	—	80,000	(217,111)
Cash paid for debt issuance fees	—	(306)	—	—	(306)
Premium paid for redemption of Notes	—	(4,400)	—	—	(4,400)
Repurchase of indirect parent shares from employees		(1,366)	—	—	(1,366)
Dividend paid, net of dividend received	(51,185)	40	—	—	(51,145)
Repurchase of Interpool shares	—	(51,185)	—	51,185	—
Net cash used in financing activities	(51,185)	(31,328)	—	51,185	(31,328)
Effect of changes in exchange rates on cash and cash equivalents	—	66	—	—	66
Net increase in cash and cash equivalents	—	3,047	1,329	—	4,376
Cash and cash equivalents, beginning of period	—	91	3,070	—	3,161
Cash and cash equivalents, end of period	$—	$3,138	$4,399	$—	$7,537

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

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

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16.   Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statements of Operations

and Comprehensive Income

For The Three Months Ended September 30, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$176,450	$807	$(58)	$177,199
Direct operating expenses	—	98,668	11	—	98,679
Selling, general and administrative expenses	—	23,559	182	—	23,741
Depreciation expense	—	17,874	143	—	18,017
Provision for doubtful accounts	—	(28)	—	—	(28)
Impairment of leasing equipment	—	1,693	—	—	1,693
Loss on modification and extinguishment of debt and capital lease obligations	—	16,173	—	—	16,173
Interest expense	6,142	19,714	59	(6,200)	19,715
Interest income	(6,142)	—	—	6,142	—
Equity in earnings of subsidiary	1,238	(288)	—	(950)	—
Other income, net	—	(289)	(1)	—	(290)
Total expense	1,238	177,076	394	(1,008)	177,700
(Loss) income before provision for income taxes	(1,238)	(626)	413	950	(501)
Provision for income taxes	—	612	125	—	737
Net (loss) income	(1,238)	(1,238)	288	950	(1,238)
Unrealized loss on derivative instruments, net of tax of $341	—	(528)	—	—	(528)
Derivative loss reclassified into earnings, net of tax of ($1,956)	—	3,025	—	—	3,025
Foreign currency translation loss, net of tax of $235	—	(362)	—	—	(362)
Total other comprehensive income	—	2,135	—	—	2,135
Total comprehensive (loss) income	$(1,238)	$897	$288	$950	$897

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three and Nine Months Ended September 30, 2016 and 2015

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

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

16.   Guarantor Financial Information (continued)

TRAC Intermodal LLC

Condensed Consolidating Statement of Cash Flows

For The Nine Months Ended September 30, 2015

	Company Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$125,427	$491	$1,134	$127,052
Investing activities:
Proceeds from sale of leasing equipment	—	9,530	—	—	9,530
Collections on net investment in direct finance leases, net of interest earned	—	3,905	—	(1,134)	2,771
Purchase of leasing equipment	—	(38,386)	—	—	(38,386)
Purchase of fixed assets	—	(12,799)	—	—	(12,799)
Proceeds from sale of other assets	—	2,300	—	—	2,300
Other investing activities	—	(244)	—	—	(244)
Net cash used in investing activities	—	(35,694)	—	(1,134)	(36,828)
Financing activities:
Proceeds from long-term debt	—	256,250	—	—	256,250
Repayments of long-term debt	—	(334,622)	—	—	(334,622)
Premium paid for redemption of Notes	—	(12,375)	—	—	(12,375)
Cash paid for debt issuance fees	—	(748)	—	—	(748)
Net cash used in financing activities	—	(91,495)	—	—	(91,495)
Effect of changes in exchange rates on cash and cash equivalents	—	(686)	—	—	(686)
Net (decrease) increase in cash and cash equivalents	—	(2,448)	491	—	(1,957)
Cash and cash equivalents, beginning of period	—	2,037	2,219	—	4,256
Cash and cash equivalents, end of period	$—	$(411)	$2,710	$—	$2,299

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements — Unaudited (continued)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in Thousands, Except for Share Amounts)

17.   Subsequent Event

Restricted Stock Unit Plan

On October 28, 2016, the SCT Chassis board of directors ratified, confirmed, authorized and approved the terms of the SCT Chassis Restricted Stock Unit Plan dated as of October 1, 2016 (the “RSU Plan”), the form of Restricted Stock Unit Award and Management Shareholder Agreement (the “RSU MSA”) and the list of participants in the Plan that would receive RSU MSAs in 2016.  The RSU Plan provides for annual grants of Restricted Stock Units (“RSUs”) to participating employees upon the Company’s achievement of targeted levels of Adjusted Earnings before Tax (“Adjusted EBT”).  Adjusted EBT targets are determined each year during the budget process. The number of shares to be granted is based upon levels of Adjusted EBT attained, the grade level of each participant and the fair value of SCT Chassis Stock at the grant date.

On October 28, 2016, in accordance with the RSU Plan, a total of 168,577 RSUs were granted to certain members of Interpool management at a fair value of $8.36 per RSU, or a total fair value of $1,409, for achievement of the Adjusted EBT target for performance year 2015.  The fair market value of the RSUs reflects a 22% lack of marketability discount as the RSU Plan provides no provision for participants to sell their shares to the Company.  These RSUs will vest in one-third increments on January 1, 2017, 2018 and 2019, respectively with the underlying common stock being delivered to employees no later than March 15 of the year following the year in which the RSUs vest.

Chassis Purchase Options Exercised

During October and November 2016, the Company exercised four purchase options related to its capital leases, two early purchase options and two from maturing capital leases for an aggregate purchase price of $11,032 and recognized a loss on modification and extinguishment of debt and capital lease obligations of $126.

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

Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of September 30, 2016, we owned, leased-in or managed a fleet of 303,927 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.42 billion.

We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

•              Marine Market segment—primarily serving shipping lines and motor carriers with 20’, 40’ and 45’ foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of September 30, 2016, our active fleet included 186,308 marine chassis.

•              Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53’ chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of September 30, 2016, our active fleet included 80,414 domestic chassis.

As of September 30, 2016, approximately 16%, 1%, and 83% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively.  As of September 30, 2016, 22% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $105.8 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.  Our utilization rates are determined by the percentage of our total fleet that is on-hire divided by the total fleet, excluding chassis awaiting the remanufacture process.  As of September 30, 2016 and 2015, our utilization rates were 91.8% and 95.9%, respectively.

The table below summarizes our total fleet by type of lease as of September 30, 2016:

	Units		Net book value		Average	% of
Total fleet by lease type	# of units	% of total	$ in millions	% of total	age (in years)	On-hire fleet
Term lease	37,705	13	$191.2	13	14.0	16
Direct finance lease	3,450	1	12.0	1	10.5	1
Marine chassis pool	135,492	45	590.3	42	14.8	55
Domestic chassis pool	68,078	22	437.6	31	8.9	28
On-hire fleet	244,725	81	1,231.1	87	13.1	100
Available fleet	21,997	7	90.0	6	16.0
Active fleet	266,722	88	1,321.1	93	13.4
Units available for remanufacture	37,205	12	98.0	7
Total fleet	303,927	100	$1,419.1	100

Term lease products

Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership, and bear the risk of re-leasing the asset upon expiration of the lease.  For the nine months ended September 30, 2016, our term lease renewal rate was approximately 75% with very little movement of assets from term arrangements to pool arrangements during the quarter.

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

Chassis pools

We operate and maintain domestic and marine chassis pools. A neutral chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis.  Additionally, we are a contributor to several cooperative pools.  In a cooperative (“co-op”) pool model, several chassis owners contribute chassis into a single pool for users.  Contributors must contribute a number of chassis proportionate to that of their customer usage.  An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis.  Costs of the pool are charged back to the contributors in one of several allocation bases, either by total number of chassis contributed or by number of chassis actually used.  Customers generally enter into pool user agreements for a period of one to three years and may be subject to subscription levels for minimum chassis usage. As of September 30, 2016, 15% of chassis pool revenue was generated by such minimum usage arrangements.  Multi-year agreements typically contain annual pricing reset features.

Marine chassis pools

We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and the Pacific Southwest using marine 20’, 40’ and 45’ chassis.  As of September 30, 2016, we owned 125,668 chassis and managed 9,824 chassis owned or leased and contributed by shipping lines for a total of 135,492 chassis engaged in providing this service. The net book value of our owned marine pool units amounted to $590.3 million as of September 30, 2016.  Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the nine months ended September 30, 2016, approximately 2% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

We also operate pools for domestic 53’ chassis at railroad ramps throughout the United States. As of September 30, 2016, we had 68,078 chassis, including 7,883 chassis that we lease-in, engaged in providing this service. The net book value of the domestic pool chassis that we own totaled $437.6 million, as of September 30, 2016.  In 2015, we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. However, later that same year, we were advised by one of the Class I railroads that they would not renew their contract on an exclusive basis when the agreement terminated in 2016.  We have been in negotiations with this Class I railroad about an alternative non-exclusive agreement with us and we expect to sign this non-exclusive agreement in the fourth quarter of 2016.  In 2016, we were also advised by two more Class I railroads with whom we had exclusive arrangements that they did not wish to renew on an exclusive basis.  We have already signed a new non-exclusive contract with one of these two railroads and while we are in the early stages of negotiations with the second railroad, we expect to ultimately sign a non-exclusive renewal contract with them as well.  With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies and railroads that operate standard-size domestic intermodal equipment.  Large portions of our domestic chassis are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length.  For the nine months ended September 30, 2016, approximately 47% of domestic chassis pool revenue was generated under subscription arrangements.

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

2016 versus 2015

Comparison of our consolidated results for the three months ended September 30, 2016 to the three months ended September 30, 2015

	Three Months Ended September 30,		Variance
	2016	2015	$ change	% change
Revenues:
Equipment leasing revenue	$156,883	$170,015	$(13,132)	(8)
Finance revenue	354	404	(50)	(12)
Other revenue	13,613	6,780	6,833	101
Total revenues	$170,850	$177,199	$(6,349)	(4)
Expenses:
Direct operating expenses	95,399	98,679	(3,280)	(3)
Selling, general and administrative expenses	21,746	23,741	(1,995)	(8)
Depreciation expense	18,508	18,017	491	3
Provision (recovery) for doubtful accounts	7,522	(28)	7,550	**
Impairment of leasing equipment	2,007	1,693	314	19
Loss on modification and extinguishment of debt and capital lease obligations	5,655	16,173	(10,518)	(65)
Interest expense	15,424	19,715	(4,291)	(22)
Interest income	—	—	—	—
Other income, net	(518)	(290)	(228)	79
Total expenses	165,743	177,700	(11,957)	(7)
Income (loss) before provision for income taxes	5,107	(501)	5,608	**
Provision for income taxes	1,666	737	929	126
Net income (loss)	$3,441	$(1,238)	$4,679	**
Adjusted EBITDA(1)	$47,132	$55,789	$(8,657)	(16)

**           Not meaningful

(1)           For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see “Non-GAAP Measures”.

Revenues

Total Company revenue was $170.9 million for the three months ended September 30, 2016 compared to $177.2 million for the three months ended September 30, 2015, a decrease of $6.3 million or 4%.

Equipment leasing revenue was $156.9 million for the three months ended September 30, 2016 compared to $170.0 million for the three months ended September 30, 2015, a decrease of $13.1 million or 8%. This decrease was primarily due to a decrease in the average on-hire fleet of approximately 17,300 chassis, or 7%, which led to a decrease in equipment leasing revenue of $11.2 million, and a 1% decrease in average per diem rates, which resulted in a decrease in equipment leasing revenue of $1.9 million.

The overall decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the quarter and decreases in both the average per diem rates and chassis usage within our domestic pool.

Finance revenue was $0.4 million for each of the three months ended September 30, 2016 and 2015. Although finance revenue was $0.4 million in both comparable periods, this was the result of a net reduction in the average investment in direct finance leases of $1.9 million, primarily due to normal amortization through principal payments and maturing lease arrangements, partially offset by an increase in the average interest rate for new direct finance lease arrangements.

Other revenue was $13.6 million for the three months ended September 30, 2016 compared to $6.8 million for the three months ended September 30, 2015, an increase of $6.8 million or 101%. This increase was primarily attributable to $5.0 million of emergency roadside repair billings resulting from the February 29, 2016 acquisition of Interstar and a $2.1 million increase in repair billings. These increases were partially offset by a $0.2 million decrease in scrap metal proceeds in connection with the disposal of end-of-life chassis and a $0.1 million reduction in billings for the repositioning of equipment.

Marine Market segment

Total Marine Market segment revenue was $113.6 million for the three months ended September 30, 2016 compared to $127.7 million for the three months ended September 30, 2015, a decrease of $14.1 million or 11%.

	Three Months Ended September 30,
Key Operating Statistics	2016	2015	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$102,181	$114,915	$(12,734)	(11)
Average Total Fleet	138,222	151,384	(13,162)	(9)
Average Daily Revenue per Chassis	$8.04	$8.25	$(0.21)	(3)
Term Lease Statistics
Per Diem Revenue	$8,604	$9,656	$(1,052)	(11)
Average Total Fleet	28,377	33,209	(4,832)	(15)
Average Daily Revenue per Chassis	$3.30	$3.16	$0.14	4

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $110.8 million for the three months ended September 30, 2016 compared to $124.6 million for the three months ended September 30, 2015, a decrease of $13.8 million or 11%. Marine pool per diem revenues decreased $12.7 million or 11%. This decrease was primarily due to a 9% decrease in the average number of chassis in our marine pools and a 3% decrease in the average per diem rates in our marine pools. The decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the quarter. The net reduction in the number of chassis in our marine pools was primarily due to moving chassis into depot and long-term storage locations in reaction to the decline in demand experienced during the quarter, as well as a reduction in leased-in chassis, also as a result of the decline in demand. Marine pool per diem revenues attributable to motor carriers rose to 64% of total marine pool per diem revenue for the three months ended September 30, 2016 from 55% for the three months ended September 30, 2015. Marine term lease revenues decreased $1.1 million or 11% due to a 15% decrease in the average number of chassis on-hire, partially offset by a 4% increase in the average per diem rates. The decrease in the average number of chassis on hire was primarily due to reduced demand experienced during the current year period. The increase in the average per diem rates was primarily due to the expiration of lower rate term leases and incremental term leases at higher per diem rates.

Finance revenue was $0.3 million for the three months ended September 30, 2016 compared to $0.4 million for the three months ended September 30, 2015, a decrease of $0.1 million. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $1.8 million, primarily due to normal amortization through principal payments and maturing lease arrangements.

Other revenue was $2.5 million for the three months ended September 30, 2016 compared to $2.8 million for the three months ended September 30, 2015, a decrease of $0.3 million or 11%. This decrease was primarily attributable to a $0.2 million reduction in repair billings.

Domestic Market segment

Total Domestic Market segment revenue was $48.1 million for the three months ended September 30, 2016 compared to $47.5 million for the three months ended September 30, 2015, an increase of $0.6 million or 1%.

	Three Months Ended September 30,
Key Operating Statistics	2016	2015	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$42,586	$41,416	$1,170	3
Average Total Fleet	68,026	65,441	2,585	4
Average Daily Revenue per Chassis	$6.80	$6.88	$(0.08)	(1)
Term Lease Statistics
Per Diem Revenue	$3,512	$4,028	$(516)	(13)
Average Total Fleet	10,388	12,313	(1,925)	(16)
Average Daily Revenue per Chassis	$3.67	$3.56	$0.11	3

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $46.1 million for the three months ended September 30, 2016 compared to $45.4 million for the three months ended September 30, 2015, an increase of $0.7 million or 1%. Domestic pool per diem revenues increased $1.2 million or 3%. This increase was primarily due to a 4% increase in the average number of chassis in our domestic pools, partially offset by a 1% decrease in the average per diem rates in our domestic pool. Domestic term lease revenues decreased $0.5 million or 13% due to a 16% decrease in the average number of chassis on-hire, partially offset by a 3% increase in the average per diem rates.

Other revenue was $2.0 million for the three months ended September 30, 2016 compared to $2.1 million for the three months ended September 30, 2015, a decrease of $0.1 million or 5%. This decrease was primarily attributable to a $0.1 million reduction in billings for the repositioning of equipment.

Direct operating expenses

Total Company direct operating expenses were $95.4 million for the three months ended September 30, 2016 compared to $98.7 million for the three months ended September 30, 2015, a decrease of $3.3 million or 3%. Maintenance and repair expenses within our Marine and Domestic Market Segments decreased $7.9 million or 11%, which was primarily due to a lower average cost per repair, as well as a net decrease in the average number of chassis operating in our marine and domestic chassis pools. The decrease in the average cost per repair within the Marine Market segment was primarily due to reduced maintenance and repair spending in response to the reduced demand experienced during the three months ended September 30, 2016 versus the comparable period of 2015, partially offset by a higher frequency of repairs. Maintenance and repair expenses for chassis residing at third party depots and at the Company’s service centers decreased $0.6 million during the three months ended September 30, 2016 versus the comparable period of 2015. Partially offsetting these decreases was $3.4 million of incremental maintenance and repair expenses resulting from the February 29, 2016 acquisition of Interstar. Additionally, there was an increase in storage costs of $1.5 million, as well as an increase in pool operational expense and repositioning and handling expenses of $1.0 million and $0.7 million, respectively. The increase in pool operational expense was primarily due to facility rental agreements in the Northeast entered into during the fourth quarter of 2015. Partially offsetting these increases was a reduction in chassis usage fees of $1.3 million. Other direct operating expenses decreased by $0.1 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $68.7 million for the three months ended September 30, 2016 compared to $76.9 million for the three months ended September 30, 2015, a decrease of $8.2 million or 11%. Maintenance and repair expenses decreased $9.0 million or 15%, which was primarily due to a lower average cost per repair and a decrease in the average number of chassis operating in our marine chassis pool. The decrease in the average cost per repair was primarily due to reduced maintenance and repair spending in response to the reduced demand experienced during the three months ended September 30, 2016 versus the comparable period of 2015, partially offset by a higher frequency of repairs. Additionally, there was a reduction in chassis usage fees of $1.5 million. Partially offsetting these decreases was an increase in storage costs of $1.5 million and pool operational expense of $0.9 million. Other direct operating expenses decreased by $0.1 million.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $18.2 million for the three months ended September 30, 2016 compared to $16.5 million for the three months ended September 30, 2015, an increase of $1.7 million or 10%. Maintenance and repair expenses increased $1.1 million or 10%, which was primarily due to a 4% increase in the average number of chassis operating in our domestic chassis pools and an increase in the average cost per repair partially offset by a lower frequency of repairs during the three months ended September 30, 2016 versus the comparable period of 2015. Additionally, there was an increase in repositioning and handling expenses of $0.4 million and chassis usage fees of $0.2 million.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
Consolidated Statement of Operations Data:	Three Months Ended Sept 30, 2016	Three Months Ended Sept 30, 2015	Variance	Three Months Ended Sept 30, 2016	Three Months Ended Sept 30, 2015	Variance

Marine Market segment	$113,650	$127,744	$(14,094)	$24,578	$36,949	$(12,371)
Domestic Market segment	48,097	47,497	600	25,058	26,191	(1,133)
Total Reportable segments	$161,747	$175,241	$(13,494)	$49,636	$63,140	$(13,504)
Other	9,103	1,958	7,145	(2,504)	(7,351)	4,847
Total Company	$170,850	$177,199	$(6,349)	$47,132	$55,789	$(8,657)

Principal collections on direct finance leases				(736)	(761)
Share-based compensation				(95)	(117)
Non-recurring professional fees primarily associated with termination of bond offering				(118)	—
Depreciation expense				(18,508)	(18,017)
Impairment of leasing equipment				(2,007)	(1,693)
Loss on modification and extinguishment of debt and capital lease obligations				(5,655)	(16,173)
Interest expense				(15,424)	(19,715)
Other income, net				518	186
Income (loss) before provision for income taxes				5,107	(501)
Provision for income taxes				1,666	737
Net income (loss)				$3,441	$(1,238)

Selling, general and administrative expenses

Selling, general and administrative expenses were $21.7 million for the three months ended September 30, 2016 compared to $23.7 million for the three months ended September 30, 2015, a decrease of $2.0 million or 8%. This decrease was primarily due to a reduction in employee-related expenses resulting from the decline in staffing levels as part of the June 2016 restructuring and a reduction in incentive-based compensation, partially offset by incremental expenses resulting from the Interstar acquisition.

Depreciation expense

Depreciation expense was $18.5 million for the three months ended September 30, 2016 compared to $18.0 million for the three months ended September 30, 2015, an increase of $0.5 million or 3%. This increase was primarily due to incremental depreciation expense resulting from chassis acquired and remanufactured since October 1, 2015. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool.

Provision (recovery) for doubtful accounts

During the three months ended September 30, 2016, the provision (recovery) for doubtful accounts increased by $7.5 million versus the comparable period of 2015. This increase was primarily due to a $6.7 million incremental reserve requirement resulting from Hanjin Shipping’s August 2016 bankruptcy filing, as well as incremental billings to motor carriers, partially offset by an improved collection experience with our motor carriers.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $2.0 million for the three months ended September 30, 2016 compared to $1.7 million for the three months ended September 30, 2015, an increase of $0.3 million. This increase was primarily due to a greater number of end-of-life chassis impaired during the three months ended September 30, 2016 versus the comparable period of 2015.

Loss on modification and extinguishment of debt and capital lease obligations

Loss on modification and extinguishment of debt and capital lease obligations was $5.7 million for the three months ended September 30, 2016 compared to $16.2 million for the three months ended September 30, 2015, a decrease of $10.5 million. In August 2016, the Company redeemed $80.0 million in aggregate principal amount of our outstanding 11.0% Senior Secured Notes (“Notes”).  The Notes were called at a redemption price equal to 105.500 percent of the principal amount resulting in a redemption premium of $4.4 million. Additionally, $1.2 million of previously deferred financing fees related to the Notes was expensed as a result of this redemption. This compares to the August 2015 redemption of $150.0 million in aggregate principal amount of our outstanding Notes, which were called at a redemption price equal to 108.250 percent of the principal amount resulting in a redemption premium of $12.4 million. Additionally, approximately $3.1 million of previously deferred financing fees related to the Notes were expensed as a result of the August 2015 redemption.

During August 2015, we amended our ABL Facility, which, among other changes, served to increase our revolving credit commitment from $1.25 billion to $1.40 billion. Additionally, we entered into an incremental facility amendment to the Credit Agreement whereby we obtained additional commitments from certain lenders under the ABL Facility, as well as reduced commitments from others. As a result of such amendments, we wrote-off approximately $0.7 million of previously deferred financing fees in accordance with FASB ASC Topic 470-50, Modifications and Extinguishments of Debt.

Interest expense

Interest expense was $15.4 million for the three months ended September 30, 2016 compared to $19.7 million for the three months ended September 30, 2015, a decrease of $4.3 million or 22%. Cash interest decreased $2.3 million, while the non-cash interest portion (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) decreased $2.0 million. The decrease in cash interest expense for the three months ended September 30, 2016 was primarily due to a lower effective interest rate during the current year period resulting from the August 2015 and August 2016 refinancing of $150.0 million and $80.0 million, respectively, aggregate principal amount of 11% Senior Secured Notes with proceeds drawn under our ABL Facility which had a weighted-average interest rate for the three months ended September 30, 2016 of 2.77%. This decrease was partially offset by higher average debt levels during the three months ended September 30, 2016.

Other income, net

Other income, net for the three months ended September 30, 2016 was $0.5 million compared to $0.3 million for the three months ended September 30, 2015, an increase of $0.2 million.

Provision for income taxes

The effective income tax rate for the three months ended September 30, 2016 was 33%. This compares to 147% for the three months ended September 30, 2015. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions. In addition, the effective tax rate for the three months ended September 30, 2016 was favorably impacted by a lower state effective tax rate and the recognition of a Research & Development tax credit on the Project Helix costs. The effective tax rate for the three months ended September 30, 2015 was adversely affected due to discreet items recorded pertaining to changes in certain states’ effective tax rates.

Net income

Net income was $3.4 million for the three months ended September 30, 2016 compared to a net loss of $1.2 million for the three months ended September 30, 2015. The increase in the net income was attributable to the items noted above.

2016 versus 2015

Comparison of our consolidated results for the nine months ended September 30, 2016 to the nine months ended September 30, 2015

	Nine Months Ended September 30,		Variance
	2016	2015	$ change	% change
Revenues:
Equipment leasing revenue	$470,258	$500,142	$(29,884)	(6)
Finance revenue	1,054	1,199	(145)	(12)
Other revenue	31,556	22,226	9,330	42
Total revenues	$502,868	$523,567	$(20,699)	(4)
Expenses:
Direct operating expenses	284,408	283,599	809	**
Selling, general and administrative expenses	72,263	68,029	4,234	6
Depreciation expense	56,118	53,832	2,286	4
Provision for doubtful accounts	7,049	2,143	4,906	229
Impairment of leasing equipment	9,980	5,695	4,285	75
Restructuring expense	1,404	—	1,404	**
Loss on modification and extinguishment of debt and capital lease obligations	5,655	16,212	(10,557)	(65)
Interest expense	48,642	63,318	(14,676)	(23)
Interest income	(100)	(1)	(99)	**
Other income, net	(1,386)	(1,065)	(321)	30
Total expenses	484,033	491,762	(7,729)	(2)
Income before provision for income taxes	18,835	31,805	(12,970)	(41)
Provision for income taxes	7,149	13,171	(6,022)	(46)
Net income	$11,686	$18,634	$(6,948)	(37)
Adjusted EBITDA(1)	$144,221	$173,137	$(28,916)	(17)

**           Not meaningful

(1)           For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see “Non-GAAP Measures”.

Revenues

Total Company revenue was $502.9 million for the nine months ended September 30, 2016 compared to $523.6 million for the nine months ended September 30, 2015, a decrease of $20.7 million or 4%.

Equipment leasing revenue was $470.2 million for the nine months ended September 30, 2016 compared to $500.1 million for the nine months ended September 30, 2015, a decrease of $29.9 million or 6%. This decrease was primarily due to a 3% decrease in average per diem rates, which resulted in a decrease in equipment leasing revenue of $14.8 million and a decrease in the average on-hire fleet of approximately 8,700 chassis, or 3%, which led to a decrease in equipment leasing revenue of $16.8 million. These decreases were partially offset by one additional billing day during the nine months ended September 30, 2016 which led to an increase in equipment leasing revenue of $1.7 million.

The overall decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the current year period and an increase in chassis usage within our domestic pool.

Finance revenue was $1.1 million for the nine months ended September 30, 2016 compared to $1.2 million for the nine months ended September 30, 2015, a decrease of $0.1 million. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $2.3 million due to normal amortization through principal payments and maturing lease arrangements, partially offset by an increase in the average interest rate for new direct finance lease arrangements.

Other revenue was $31.5 million for the nine months ended September 30, 2016 compared to $22.2 million for the nine months ended September 30, 2015, an increase of $9.3 million or 42%. This increase was primarily attributable to $11.0 million of emergency roadside repair billings resulting from the February 29, 2016 acquisition of Interstar and a $1.3 million increase in repair billings. These increases were partially offset by a $1.8 million reduction in billings for the repositioning of equipment and a decrease in scrap metal proceeds in connection with the disposal of end-of-life chassis of $1.1 million.

Marine Market segment

Total Marine Market segment revenue was $343.8 million for the nine months ended September 30, 2016 compared to $380.1 million for the nine months ended September 30, 2015, a decrease of $36.3 million or 10%.

	Nine Months Ended September 30,
Key Operating Statistics	2016	2015	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$307,238	$340,351	$(33,113)	(10)
Average Total Fleet	142,756	149,268	(6,512)	(4)
Average Daily Revenue per Chassis	$7.85	$8.35	$(0.50)	(6)
Term Lease Statistics
Per Diem Revenue	$26,609	$28,121	$(1,512)	(5)
Average Total Fleet	29,601	33,727	(4,126)	(12)
Average Daily Revenue per Chassis	$3.28	$3.05	$0.23	7

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $333.8 million for the nine months ended September 30, 2016 compared to $368.5 million for the nine months ended September 30, 2015, a decrease of $34.7 million or 9%. Marine pool per diem revenues decreased $33.1 million or 10%. This decrease was primarily due to a 6% decrease in the average per diem rates in our marine pools and a 4% decrease in the average number of chassis in our marine pools. These decreases were partially offset by one additional billing day during the nine months ended September 30, 2016 which led to an increase in equipment leasing revenue of $1.1 million. The decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the current year period. The net reduction in the number of chassis in our marine pools was primarily due to moving chassis into depot and long-

term storage locations in reaction to the decline in demand experienced during the current year period, as well as a reduction in leased-in chassis, also as a result of the decline in demand. Marine pool per diem revenues attributable to motor carriers rose to 60% of total marine pool per diem revenue for the nine months ended September 30, 2016 from 55% for the nine months ended September 30, 2015. Marine term lease revenues decreased $1.5 million or 5% primarily due to a 12% decrease in the average number of chassis on-hire, partially offset by a 7% increase in the average per diem rates. The decrease in the average number of chassis on hire was primarily due to reduced demand experienced during the current year period. The increase in the average per diem rates was primarily due to the expiration of lower rate term leases and incremental term leases at higher per diem rates.

Finance revenue was $1.0 million for the nine months ended September 30, 2016 compared to $1.1 million for the nine months ended September 30, 2015, a decrease of $0.1 million. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $2.3 million due to normal amortization through principal payments and maturing lease arrangements, partially offset by an increase in the average interest rate for new direct finance lease arrangements.

Other revenue was $8.9 million for the nine months ended September 30, 2016 compared to $10.4 million for the nine months ended September 30, 2015, a decrease of $1.5 million or 14%. This decrease was primarily attributable to a $1.3 million reduction in repair billings and a $0.2 million decrease in billings for the repositioning of equipment.

Domestic Market segment

Total Domestic Market segment revenue was $141.1 million for the nine months ended September 30, 2016 compared to $138.0 million for the nine months ended September 30, 2015, an increase of $3.1 million or 2%.

	Nine Months Ended September 30,
Key Operating Statistics	2016	2015	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$124,822	$119,719	$5,103	4
Average Total Fleet	67,789	65,215	2,574	4
Average Daily Revenue per Chassis	$6.72	$6.72	$0.00	0
Term Lease Statistics
Per Diem Revenue	$11,589	$11,951	$(362)	(3)
Average Total Fleet	11,621	12,299	(678)	(6)
Average Daily Revenue per Chassis	$3.64	$3.56	$0.08	2

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

Equipment leasing revenue was $136.4 million for the nine months ended September 30, 2016 compared to $131.7 million for the nine months ended September 30, 2015, an increase of $4.7 million or 4%. Domestic pool per diem revenues increased $5.1 million or 4%. This increase was primarily due to a 4% increase in the average number of chassis in our domestic pools and one additional billing day during the nine months ended September 30, 2016 which led to an increase in equipment leasing revenue of $0.5 million. Domestic term lease revenues decreased $0.4 million or 3% primarily due to a 6% decrease in the average number of chassis on-hire, partially offset by a 2% increase in the average per diem rates.

Other revenue was $4.6 million for the nine months ended September 30, 2016 compared to $6.3 million for the nine months ended September 30, 2015, a decrease of $1.7 million or 27%. This decrease was primarily attributable to a $1.3 million reduction in billings for the repositioning of equipment and a $0.3 million decrease in repair billings.

Direct operating expenses

Total Company direct operating expenses were $284.4 million for the nine months ended September 30, 2016 compared to $283.6 million for the nine months ended September 30, 2015, an increase of $0.8 million or less than 1%. Although overall maintenance and repair expenses decreased $2.9 million or 1%, the February 29, 2016 acquisition of Interstar resulted in $7.8 million of incremental maintenance and repair expenses. Conversely, maintenance and repair expenses within our Marine and Domestic Market Segments decreased $7.9 million or 4%, which was primarily due to a lower average cost per repair, as well as a net decrease in the average number of chassis operating in our marine and domestic chassis pools. The decrease in the average cost per repair within the Marine Market segment was primarily due to reduced maintenance and repair spending in response to the reduced demand experienced during the nine months ended September 30, 2016 versus the comparable period of 2015, partially offset by a higher frequency of repairs. Maintenance and repair expenses for chassis residing at third party depots and at the Company’s service centers decreased $2.8 million during the nine months ended September 30, 2016 versus the comparable period of 2015. Additionally, there was an increase in pool operational expense of $2.5 million, as well as an increase in storage costs and repositioning and handling expenses of $2.3 million and $1.9 million, respectively. The increase in pool operational expense was primarily due to facility rental agreements in the Northeast entered into during the fourth quarter of 2015. Partially offsetting these increases was a reduction in chassis usage fees of $3.2 million. Other direct operating expenses increased by $0.2 million.

Marine Market segment

Direct operating expenses for the Marine Market segment were $213.3 million for the nine months ended September 30, 2016 compared to $220.9 million for the nine months ended September 30, 2015, a decrease of $7.6 million or 3%. Maintenance and repair expenses decreased $10.3 million or 6%, which was primarily due to a lower average cost per repair and a decrease in the average number of chassis operating in our marine chassis pools. The decrease in the average cost per repair was primarily due to reduced maintenance and repair spending in response to the reduced demand experienced during the nine months ended September 30, 2016 versus the comparable period of 2015, partially offset by a higher frequency of repairs. Additionally, there was a reduction in chassis usage fees of $3.2 million. These decreases were partially offset by an increase in storage costs of $2.7 million and pool operational expense of $2.4 million. In addition, repositioning and handling expenses increased $0.9 million versus the comparable period of 2015. Other direct operating expenses decreased by $0.1 million.

Domestic Market segment

Direct operating expenses for the Domestic Market segment were $48.5 million for the nine months ended September 30, 2016 compared to $45.6 million for the nine months ended September 30, 2015, an increase of $2.9 million or 6%. Maintenance and repair expenses increased $2.4 million or 8%, which was primarily due to a 4% increase in the average number of chassis operating in our domestic chassis pools and an increase in the average cost per repair partially offset by a lower frequency of repairs during the nine months ended September 30, 2016 versus the comparable period of 2015. Additionally, we experienced an increase in repositioning and handling expenses of $0.2 million. Other direct operating expenses increased by $0.3 million.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
Consolidated Statement of Operations Data:	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015	Variance	Nine Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2015	Variance

Marine Market segment	$343,803	$380,073	$(36,270)	$80,858	$117,794	$(36,936)
Domestic Market segment	141,076	137,965	3,111	76,712	78,707	(1,995)
Total Reportable segments	$484,879	$518,038	$(33,159)	$157,570	$196,501	$(38,931)
Other	17,989	5,529	12,460	(13,349)	(23,364)	10,015
Total Company	$502,868	$523,567	$(20,699)	$144,221	$173,137	$(28,916)

Principal collections on direct finance leases				(2,206)	(2,771)
Share-based compensation				(1,264)	(466)
Non-recurring professional fees primarily associated with termination of bond offering				(1,603)	—
Restructuring expense				(1,404)	—
Depreciation expense				(56,118)	(53,832)
Impairment of leasing equipment				(9,980)	(5,695)
Loss on modification and extinguishment of debt and capital lease obligations				(5,655)	(16,212)
Interest expense				(48,642)	(63,318)
Other income, net				1,386	961
Interest income				100	1
Income before provision for income taxes				18,835	31,805
Provision for income taxes				7,149	13,171
Net income				$11,686	$18,634

Selling, general and administrative expenses

Selling, general and administrative expenses were $72.3 million for the nine months ended September 30, 2016 compared to $68.0 million for the nine months ended September 30, 2015, an increase of $4.3 million or 6%. This increase was primarily due to incremental expenses of $2.4 million resulting from the Interstar acquisition and increased employee-related expenses in support of operational cost containment initiatives, including in-sourcing depot operations at select locations. Also contributing to this increase were consulting fees in support of information technology initiatives, costs associated with our relocation to a new corporate headquarters location in May 2015 and $1.6 million of costs associated with a debt offering process which was terminated during March 2016. These increases were partially offset by the capitalization of compensation and related benefit costs for employees directly associated with the development of Project Helix and a reduction in incentive-based compensation.

Depreciation expense

Depreciation expense was $56.1 million for the nine months ended September 30, 2016 compared to $53.8 million for the nine months ended September 30, 2015, an increase of $2.3 million or 4%. This increase was primarily due to incremental depreciation expense resulting from chassis acquired and remanufactured since October 1, 2015. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool. Also contributing to the increase in depreciation expense were amortized costs for leasehold improvements, furniture and fixtures and computer equipment acquisitions associated with our new corporate headquarters.

Provision for doubtful accounts

The provision for doubtful accounts was $7.0 million during the nine months ended September 30, 2016 compared to $2.1 million for the nine months ended September 30, 2015, an increase of $4.9 million. The increase was primarily due to a $6.7 million incremental reserve requirement resulting from Hanjin Shipping’s August 2016 bankruptcy filing, partially offset by an improved collection experience with our motor carriers.

Impairment of leasing equipment

We recorded impairment charges on leasing equipment of $10.0 million for the nine months ended September 30, 2016 compared to $5.7 million for the nine months ended September 30, 2015, an increase of $4.3 million. This increase was primarily due to a greater number of end-of-life chassis impaired during the nine months ended September 30, 2016 versus the comparable period of 2015 and an increase in write-downs associated with axles unsuitable for the remanufacturing program.

Restructuring expense

In June 2016, we recorded a restructuring charge of $1.4 million related to employee severance and termination benefits. This action was taken in response to changing market conditions.

Loss on modification and extinguishment of debt and capital lease obligations

Loss on modification and extinguishment of debt and capital lease obligations was $5.7 million for the nine months ended September 30, 2016 compared to $16.2 million for the nine months ended September 30, 2015, a decrease of $10.5 million. In August 2016, the Company redeemed $80.0 million in aggregate principal amount of our outstanding Notes.  The Notes were called at a redemption price equal to 105.500 percent of the principal amount resulting in a redemption premium of $4.4 million. Additionally, $1.2 million of previously deferred financing fees related to the Notes was expensed as a result of this redemption. This compares to the August 2015 redemption of $150.0 million in aggregate principal amount of our outstanding Notes, which were called at a redemption price equal to 108.250 percent of the principal amount resulting in a redemption premium of $12.4 million. Additionally, approximately $3.1 million of previously deferred financing fees related to the

Notes were expensed as a result of the August 2015 redemption.

During August 2015, we amended our ABL Facility, which, among other changes, served to increase our revolving credit commitment from $1.25 billion to $1.40 billion. Additionally, we entered into an incremental facility amendment to the Credit Agreement whereby we obtained additional commitments from certain lenders under the ABL Facility, as well as reduced commitments from others. As a result of such amendments, we wrote-off approximately $0.7 million of previously deferred financing fees in accordance with FASB ASC Topic 470-50, Modifications and Extinguishments of Debt.

Interest expense

Interest expense was $48.6 million for the nine months ended September 30, 2016 compared to $63.3 million for the nine months ended September 30, 2015, a decrease of $14.7 million or 23%. Cash interest decreased $9.3 million, while the non-cash interest portion (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) decreased $5.4 million. The decrease in cash interest expense for the nine months ended September 30, 2016 was primarily due to a lower effective interest rate during the current year period resulting from the August 2015 and August 2016 refinancing of $150.0 million and $80.0 million, respectively, aggregate principal amount of 11% Senior Secured Notes with proceeds drawn under our ABL Facility which had a weighted-average interest rate for the nine months ended September 30, 2016 of 2.74%.

Other income, net

Other income, net for the nine months ended September 30, 2016 was $1.4 million compared to $1.1 million for the nine months ended September 30, 2015, an increase of $0.3 million.

Provision for income taxes

The effective income tax rates for the nine months ended September 30, 2016 and 2015 were 38% and 41%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions. In addition, the effective tax rate for the nine months ended September 30, 2016 was favorably impacted by a lower state effective tax rate and the recognition of a Research & Development tax credit on the Project Helix costs.

Net income

Net income was $11.7 million for the nine months ended September 30, 2016 compared to a net income of $18.6 million for the nine months ended September 30, 2015. The decrease in the net income was attributable to the items noted above.

Liquidity and Capital Resources

We have historically met our liquidity requirements primarily from revenues from operating activities from our subsidiaries, asset based lending facilities, leases and second lien borrowings.

Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections, billings to lessees for maintenance and repairs and billings to lessees for repositioning and management fees.  Cash flow provided by operating activities was $104.6 million and $127.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Amounts outstanding under existing borrowing facilities were $1.11 billion as of September 30, 2016 and $1.08 billion as of December 31, 2015.  As of September 30, 2016, we had $994.0 million outstanding under the ABL Facility and excess availability of $208.4 million.  No other amounts are available to draw under other currently available borrowing facilities.  Our ability to draw the excess availability could be limited in the future by testing of financial covenants and other ABL Facility limiters depending on the use of drawn funds.

On August 15, 2016, we borrowed $80.0 million under our ABL Facility which carries an interest rate of one-month LIBOR + 2.00%.  The funds were used to finance the redemption of $80.0 million in aggregate principal amount of our outstanding Notes at a redemption price equal to 105.500 percent of such aggregate principal amount.  Approximately $84.4 million was paid to redeem the Notes, $80.0 million aggregate principal amount and a premium of $4.4 million.  Additionally, approximately $1.2 million of deferred financing fees related to the Notes were expensed upon redemption.  As of September 30, 2016, $70.0 million aggregate principal amount of the Notes remains outstanding.

Other Considerations

As of September 30, 2016, we had approximately $32.8 million of scheduled debt amortization over the next 12 month period.  These amounts do not include $33.8 million of interest payments, $20.0 million of asset and tire purchase commitments and $13.0 million of operating lease commitments existing as of September 30, 2016 and maturing over the next 12 months. We expect that cash flows from operations and principal collections on direct finance leases will be sufficient to meet our liquidity needs for the next 12 months, funding maturing debt and satisfying our contractual obligations. We believe that we will be able to maintain compliance with any applicable covenants in our indebtedness for the next 12 months.  However, we may need to borrow funds to finance the purchases of new and used assets or to remanufacture assets to expand the business. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.

On January 14, 2016, we borrowed $51.0 million (the “Repurchase Amount”) under the revolving credit facility of the ABL Facility to finance the repurchase and retirement of 62 shares, par value $0.01 per share, of the common stock of Interpool held by us, the sole stockholder of Interpool  Through a successive chain of dividends, the Repurchase Amount was received pro rata by our indirect shareholders of record, including certain private equity funds that are managed by an affiliate of Fortress Investment Group LLC, employees of affiliates of Seacastle Inc. (our indirect parent) and members of our management.

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

Liquidity needs for acquisition of new chassis

We expect to invest substantial funds to acquire new and used chassis and remanufacture and refurbish chassis, although there can be no assurances as to the timing and amount of such acquisitions.  During 2015, a total of $75.4 million was invested of which $33.7 million was used to acquire and refurbish marine chassis and $41.7 million was used to remanufacture domestic chassis.  During the nine months ended September 30, 2016, $57.4 million was invested of which $38.7 million was used to acquire, refurbish and remanufacture marine chassis and $18.7 million was used to acquire and remanufacture domestic chassis.  We anticipate additional equipment investment during the remainder of 2016; however, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors could limit our ability to raise funds and further the growth of our business.

Cash flow

Cash was $7.5 million at September 30, 2016 compared to $3.1 million at December 31, 2015, an increase of $4.4 million.  Cash flow information for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Net cash provided by operating activities	$104,572	$127,052
Net cash used in investing activities	(68,934)	(36,828)
Net cash used in financing activities	(31,328)	(91,495)
Effect of changes in exchange rates on cash and cash equivalents	66	(686)
Net increase (decrease) in cash and cash equivalents	$4,376	$(1,957)

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

Net cash provided by operating activities was $104.6 million for the nine months ended September 30, 2016 compared to $127.1 million for the nine months ended September 30, 2015, a decrease of $22.5 million.  The decrease was primarily the result of decreased profitability of $28.9 million partially offset by lower cash paid for interest and changes in working capital of $6.4 million.

Net cash used in investing activities was $68.9 million for the nine months ended September 30, 2016 compared to $36.8 million for the nine months ended September 30, 2015, a $32.1 million increase in cash out-flows. The increase was primarily driven by an $18.7 million increase in capital spending, business acquisition of $4.8 million and an $8.3 million decrease in proceeds from the sales of leasing equipment and other assets in 2016 compared to 2015.

Net cash used in financing activities was $31.3 million for the nine months ended September 30, 2016 compared to $91.5 million for the nine months ended September 30, 2015, a $60.2 million increase in cash in-flows. The decrease in cash used for the nine months ended September 30, 2016 was primarily attributable to higher net borrowings of $104.3 million and a lower premium payment related to the note redemption of $8.0 million partially offset by the net dividend payment of $51.1 million and a $1.4 million increase in share repurchases from employees.

Contractual obligations and commitments

The following table summarizes our various contractual obligations in order of their maturity dates as of September 30, 2016.

		Maturity in years
(Dollars in thousands)	Total as of Sept 30, 2016	Less than 1 Year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$994,000	$2,000	$—	$—	$—	$992,000	$—
Senior Secured 11% Notes	70,000	—	—	70,000	—	—	—
Loan payable to CIMC	12,636	2,615	2,751	2,894	3,045	1,331	—
Capital lease obligations	30,215	28,210	501	501	501	502	—
Lease asset purchase commitments (a)	38,945	18,260	10,628	6,046	4,011	—	—
Tire purchase commitments	24,292	1,783	5,919	5,530	5,530	5,530	—
Interest payments	131,579	33,750	33,250	33,082	25,206	6,291	—
Operating leases	43,467	13,025	6,689	3,977	3,389	3,450	12,937
Total	$1,345,134	$99,643	$59,738	$122,030	$41,682	$1,009,104	$12,937

Our contractual obligations consist of principal and interest payments related to the ABL Facility, the Notes, chassis purchase commitments and operating lease payments for our chassis and office facilities. Interest payments are based upon the net effect of swapping our variable interest rate payments for fixed rate payments.

Covenants

Under the indenture governing the Notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of September 30, 2016, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements.  We believe that we will be able to continue to maintain compliance with all applicable covenants for the next 12 months.

Commitments

Chassis purchase commitments

Our chassis purchase commitments are related to commitments to refurbish chassis, remanufacture chassis and to exercise purchase options related to maturing capital leases. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to the refurbishing and remanufacturing commitments.  At September 30, 2016, we had commitments totaling approximately $38.9 million with commitments totaling $18.3 million, $10.6 million, $6.0 million and $4.0 million for 2016, 2017, 2018 and 2019, respectively.

Tire purchase commitments

Contemporaneous with the Interstar acquisition, we committed to purchase from an affiliate of the acquired company 45,000 tires annually for a period of five years.  Initial prices for tire types were agreed upon but are subject to purchase price adjustments based on certain changes in the cost of raw materials used in the manufacturing process as well as the mix of tires to be purchased over the commitment period. At September 30, 2016, the tire purchase commitments are estimated to be $24.3 million with $1.8 million committed for 2016, $5.9 million committed for 2017 and $5.5 million committed for 2018, 2019 and 2020, respectively.

Operating lease commitments

We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. Minimum rental commitments under our material leases were $43.5 million as of September 30, 2016.

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

The following table shows the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net income (loss)	$3,441	$(1,238)	$11,686	$18,634
Income tax provision	1,666	737	7,149	13,171
Interest expense	15,424	19,715	48,642	63,318
Depreciation expense	18,508	18,017	56,118	53,832
Impairment of leasing equipment	2,007	1,693	9,980	5,695
Loss on modification and extinguishment of debt and capital lease obligations	5,655	16,173	5,655	16,212
Other income, net	(518)	(186)	(1,386)	(961)
Interest income	—	—	(100)	(1)
Principal collections on direct finance leases, net of interest earned	736	761	2,206	2,771
Share-based compensation	95	117	1,264	466
Non-recurring professional fees primarily associated with termination of bond offering	118	—	1,603	—
Restructuring expense	—	—	1,404	—
Adjusted EBITDA	$47,132	$55,789	$144,221	$173,137

The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company’s cash generation, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
Net cash provided by operations	$35,771	$41,688	$104,572	$127,052
Depreciation and amortization	(18,525)	(18,037)	(56,170)	(53,911)
(Provision) recovery for doubtful accounts	(7,522)	28	(7,049)	(2,143)
Amortization of deferred financing fees	(1,010)	(1,679)	(2,984)	(5,315)
Derivative loss reclassified into earnings	(3,998)	(4,981)	(12,564)	(15,507)
Ineffective portion of cash flow hedges	—	(208)	(251)	(166)
Loss on modification and extinguishment of debt and capital lease obligations	(5,655)	(16,173)	(5,655)	(16,212)
Share-based compensation	(95)	(117)	(1,264)	(466)
Other, net	155	208	697	991
Impairment of leasing equipment	(2,007)	(1,693)	(9,980)	(5,695)
Changes in assets and liabilities:
Accounts receivable	6,882	(9,146)	(4,181)	(10,405)
Other assets	(1,213)	(542)	3,030	1,537
Accounts payable	(153)	3,738	(1,732)	137
Accrued expenses and other liabilities	2,484	6,642	12,086	13,043
Deferred income taxes, net	(1,673)	(966)	(6,869)	(14,306)
Provision for income taxes	1,666	737	7,149	13,171
Interest expense	15,424	19,715	48,642	63,318
Depreciation expense	18,508	18,017	56,118	53,832
Impairment of leasing equipment	2,007	1,693	9,980	5,695
Loss on modification and extinguishment of debt and capital lease obligations	5,655	16,173	5,655	16,212
Other income, net	(518)	(186)	(1,386)	(961)
Interest income	—	—	(100)	(1)
Principal collections on direct finance leases, net of interest earned	736	761	2,206	2,771
Share-based compensation	95	117	1,264	466
Non-recurring professional fees primarily associated with termination of bond offering	118	—	1,603	—
Restructuring expense	—	—	1,404	—
Adjusted EBITDA	$47,132	$55,789	$144,221	$173,137

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to quantitative and qualitative disclosures about market risk from those disclosed in our 2015 Annual Report on Form 10-K.

Item 4.   Disclosure Controls and Procedures

(a)         Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We are often responsible for the systematic inspection, repair and maintenance of the chassis in our chassis pool fleet. As the number of chassis in our chassis pools increases and our fleet ages, we may experience an increase in inspection, maintenance and repair costs. These costs may also increase if additional requirements to pay fees and costs related to inspections, repair and maintenance are imposed on us. A recent agreement reached between the Pacific Maritime Association (“PMA”) and the International Longshore and Warehouse Union (“ILWU”) provides for mandatory roadability inspections (subject to limited exceptions) of all chassis before they leave any of the West Coast terminals where the ILWU has jurisdiction (the “ILWU Roadability Program”). We have recently received invoices and payment demands from some host locations related to the ILWU Roadability Program. As of September 30, 2016, we have received invoices aggregating approximately $5.0 million.  Such host locations have asked us to pay an inspection fee for each chassis that leaves such location.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.                                                         Defaults Upon Senior Securities

NONE

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

NONE

Item 6.                                                         Exhibits

Exhibit No.	Description

10.1*	SCT Chassis Inc. Restricted Stock Unit Plan.
10.2*	Form of Restricted Stock Unit Award agreement.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document .
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Date: November 9, 2016

TRAC INTERMODAL LLC

Registrant

	By:	/s/ CHRIS ANNESE

Chris Annese

Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)