Form 10-K
period 2016-12-31
TRAC Intermodal LLC
filed 2017-03-07
CIK 1570774

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal year Ended December 31, 2016
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

        Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerate filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

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

  •
  the ability to mitigate any risk associated with the ongoing transition of shipping lines to the motor carrier model;

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

  •
  the Company's ability to secure its customers' confidential and credit card information or other private data relating to its employees, suppliers or itself;

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

  •
  the impact of liens on equipment;

  •
  changes in market price, availability, or transportation costs of, or import duties on, equipment manufactured in China or Mexico;

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

        Our principal business is providing marine and domestic chassis on both long-term leases and short-term rental agreements to a diversified customer base including the world's leading shipping lines, Class I railroads, major U.S. intermodal transportation companies and motor carriers. We have the largest chassis fleet in North America based on publically available information and number one market share in both marine and domestic segments. We have a broad operating footprint with approximately 580 marine, 170 domestic and 60 depot locations across North America. Headquartered in Princeton, New Jersey, we operate under the name TRAC Intermodal and employ approximately 700 people throughout the United States. For the year ended December 31, 2016, we generated total revenues of $669.2 million, net income of $19.9 million and Adjusted EBITDA of $195.8 million. See Item 7. "Non-GAAP Measures" for a reconciliation of non-GAAP measures to the most directly comparable U.S. GAAP measures.

        Our fleet of equipment primarily consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners. As of December 31, 2016, we owned, leased-in or managed a fleet of approximately 303,246 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.42 billion. Our active fleet had an average age of 13.5 years as of December 31, 2016.

        We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment. Segment information for the years ended December 31, 2016, 2015 and 2014 are included in Part II, Item 7, of this Form 10-K and Note 13 to our Consolidated Financial Statements.

  •
  Marine Market segment—primarily serving shipping lines and motor carriers with 20', 40' and 45' foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term rental agreements. As of December 31, 2016, our active fleet included 184,307 marine chassis.

  •
  Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53' chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term rental agreements. As of December 31, 2016, our active fleet included 80,182 domestic chassis.

        Additionally, we have 38,757 units available for remanufacture. These units are pairs of axles and chassis that are no longer in leasable condition. We expect to make use of many of these units in our remanufacturing process and eventually return them to active fleet status.

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

        Interpool, headquartered in Princeton, New Jersey, is a private company wholly-owned by TRAC, which is ultimately owned by Seacastle Inc. ("Seacastle"). Seacastle is owned by private equity funds that are managed by an affiliate of Fortress Investment Group LLC ("Fortress") and by employees of affiliates of Seacastle. Interpool was founded in 1968 as an operating lessor servicing the intermodal transportation equipment industry. Interpool was listed on The New York Stock Exchange as a public company in 1993 and was acquired and taken private by Seacastle in July 2007.

Business strengths

        We believe that we have a number of business strengths that will enable us to execute our strategy and successfully grow our business, including the following:

  •
  Largest intermodal chassis solutions provider in North America.  We believe we are the largest intermodal chassis solutions provider, measured by total assets, in North America. We have an estimated market share of 49% among the top three chassis leasing providers as of December 31, 2016. Our closest competitor has a market share of approximately 28% according to our estimates. We believe that our significant size and broad footprint give us a competitive advantage by being able to address our customers' comprehensive chassis demand across the United States. The size of our fleet (with a replacement value of $3.3 billion) and scope of our operations, also allow us to satisfy our customers' chassis demand during peak seasons or surge periods and creates a significant barrier to entry.

  •
  Large and diverse fleet of active equipment.  As of December 31, 2016, we owned or managed an active fleet of 264,489 chassis comprised of 184,307 marine chassis and 80,182 domestic chassis. Our fleet consists of a diverse mix of equipment, including 20', 40', 45', 53', tri-axles 20' and tri-axles 40' chassis. The average age of the active fleet is 13.5 years and our fleet's average expected useful life is approximately 20 years for domestic chassis and 22.5 years for marine chassis. We believe each chassis in our fleet has the potential to be remanufactured at the end of its useful life to provide 20 or more additional years of service at a material cash savings compared to the cost of purchasing a new chassis, while providing the same quality of service as a new chassis.

  •
  Broad nationwide footprint with a number of exclusive contracts.  We operate a nationwide footprint that includes, as of December 31, 2016, approximately 580 marine, 170 domestic and 60 depot locations across North America which allows us to service our customers' nationwide freight movement requirements. Additionally, in many of these locations we are the sole chassis supplier, and as a result, we have the advantage of on-premises access to the port terminals and railroad ramps. In 2015, we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. However, later that same year, we were advised by one of the Class I railroads that they would not renew their contract on an exclusive basis when the agreement terminated in 2016. In the fourth quarter of 2016, we signed a non-exclusive agreement with this railroad. Additionally in

    2016, we were advised by two more Class I railroads with whom we had exclusive arrangements that they did not wish to renew on an exclusive basis. We have already signed a new non-exclusive contract with one of these two railroads and while we are in the early stages of negotiations with the second railroad, we expect to ultimately sign a non-exclusive renewal contract with them as well. We believe that our extensive operating network is difficult to replicate and therefore serves as a competitive advantage.

  •
  Long operating history with a diversified, loyal customer base.  We have a long, successful operating history and an extensive history with our customers, in many cases spanning over 30 years, which provides us with strong relationships at senior levels of management. Our customer base of shipping lines, Class I railroads, U.S. transportation companies and motor carriers is diverse with no single customer accounting for more than 8% of 2016 revenue and the top ten customers accounting for 38% of total revenue in 2016. As of December 31, 2016, we had approximately 3,950 active customers.

  •
  Predictable and stable cash flows. As of December 31, 2016, 21% of our on-hire fleet was subject to a term lease, direct finance lease or subscription agreement in our chassis pools. Our term lease renewal rate for the year ended December 31, 2016 approximated 68%. We expect the predictability and stability of our term lease renewal rate to be affected by the trend toward pool arrangements which carry higher per diem rates than term and direct finance lease products. Beginning in 2011 and continuing through 2016, several of our lessees have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases. If we included these rentals, the renewal rate for the year ended December 31, 2016 would be approximately 76%. Our average fleet-wide utilization rate was 92% between 1994 and 2014. This rose to 94.5% for the year ended December 31, 2015 primarily due to our scrapping excess 20' chassis and other measures taken in the second quarter of 2014 to right-size our fleet. For the year ended December 31, 2016, our utilization rate was 92%. See "—Cost effective fleet growth.

  •
  Strong credit and collection history.  We have a strong and long-standing credit and collections history with bad debts representing 1.3% of $2.9 billion in aggregate revenues over the five-year period 2012-2016. During the period 2009-2011, prior to the shift in billings from shipping lines to motor carriers, our bad debts averaged 0.5% of $0.9 billion in aggregate revenues over that three year period. We believe several factors contribute to our low receivable delinquency including a long-tenured and highly experienced collections team with excellent relationships with our largest customers; an experienced credit group with strong industry knowledge of shipping lines, railroads, logistics companies and motor carriers; the essential nature of our product in the movement of our customers' goods and the reality that delinquency of payments could jeopardize our customers' ability to perform under their delivery contracts. We have experienced a minimal default rate—only 13 term lease customers during the period 2011-2016—and we were successful in recovering 98% of our chassis under default. For the year ended December 31, 2016, term lease defaults were minimal.

  •
  Cost effective fleet growth.  Older chassis can generally be remanufactured at the end of their useful life to provide 20 or more additional years of service rather than being replaced by new equipment. Remanufacturing provides a material cash savings since the cash outlay to remanufacture a unit is approximately 75% of the cost of purchasing a new chassis. In addition to the cost savings, another benefit is that an older chassis can be remanufactured into any size unit, which provides excellent flexibility to meet demands of different equipment types as the market changes. During 2016, we remanufactured 99 end-of-life chassis into an equivalent number of 53' domestic chassis. We also remanufactured 459 end-of-life chassis into 434 40' marine chassis and 25 20' marine chassis. During 2015, we remanufactured 2,801 and 1,966 end-of-life chassis into an equivalent number of 53' domestic chassis and 40' marine chassis, respectively.

    Alternatively, chassis meeting certain age and condition criteria can be refurbished. Refurbishments reflect improvements that go beyond preventive maintenance and normal repairs, thus serving to increase the cash flow generating capability of the refurbished asset. Cash flows are enhanced through extending the useful life of the asset or otherwise altering its structural state to be more marketable. Refurbishment costs are capitalized and depreciated over the remaining / extended useful life of the equipment. For the years ended December 31, 2016 and 2015, we refurbished 3,151 and 2,122 chassis, respectively.

  •
  Proprietary technology platform.  Over the last decade, we have internally developed a proprietary chassis management software technology called PoolStat®. PoolStat® provides chassis tracking and billing in our chassis pools, as well as a central operating database that coordinates our chassis leasing activities. We developed PoolStat® and maintain full control of the system through our in-house development team. Our experienced IT staff, working closely with our chassis pool management team and our customers, engages in continuous improvement to the system, which possesses the necessary sophistication to operate complex chassis pool functions of demand/supply, inventory control, status, repositioning, billing and maintenance and repair. In 2014, we made a decision to implement an Oracle Enterprise Resource Planning ("ERP") solution along with a customized solution for many functional improvements to Poolstat®. As of December 31, 2016, the project will likely span 12-15 months and will be designed to implement the functional improvements and eliminate inefficiencies in our financial and operational systems. We estimate the incremental costs of the project to be $30 million to $34 million and will be managed and governed by the executive management of the Company.

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

Business strategy

        Our vision is to be the market leader in providing high quality, comprehensive chassis solutions to the intermodal industry. We plan to execute the following strategy to grow our business:

  •
  Increase earnings through revenue growth and operating cost control.  One of our key initiatives to increase our revenue and improve our financial results is to continue the transition to the "motor carrier model", which was implemented by nearly every major shipping line serving the United States over the past several years. Under the motor carrier model, the shipping lines no longer provide chassis as part of their transportation service to the motor carriers that transport their containers. Instead, the responsibility for chassis provisioning is transferred from the shipping line to the motor carrier. The shift to the motor carrier model affords us the opportunity to lease our chassis directly to motor carriers, rather than to shipping lines that would otherwise provide our chassis for motor carrier usage. As compared to shipping lines, motor carriers are smaller in size, unable to exert similar pricing pressures on us, typically do not own their own chassis and are a greater credit risk. Due to these factors, we are able to charge motor carriers a higher per diem rate than shipping line customers. In addition, we are continuing to focus on penetrating a new customer base, the beneficial cargo owner ("BCO"). BCOs are the importers of record that take physical possession of the goods at the destination. Large retail outlets are often BCOs. We believe that BCOs will want to assume responsibility for procuring chassis that the shipping lines are no longer responsible for under the motor carrier model. We believe that the BCO customer base represents significant growth opportunities and we will pursue them as appropriate. Finally, we have continued to focus on improving our operating cost structure through higher fleet utilization, enhanced controls over maintenance and repair expenditures and cost savings from direct purchasing of parts and insourcing of service centers, road service and pool repositioning. We believe that our focus on improving rates and controlling our operating costs will enable us to grow our earnings.

  •
  Expand the geographic footprint of our chassis pools and chassis fleet.  We believe that there are significant opportunities to expand our geographic footprint and grow our business by further expanding our pool network throughout North America. Our extensive experience, systems, chassis fleet and strong customer relationships position us well to grow our business in targeted new markets. We will also selectively bid to acquire the remaining shipping line chassis, the majority of which have already traded, as they transition to the motor carrier model in order to increase the size of our fleet. We believe that a combination of geographic expansion and chassis acquisitions will improve our overall product offering and enhance our competitive position in the market.

Industry overview

        The North American economy is dependent on the movement of intermodal container cargo through its major port terminals and railroad ramps. In 2016, total North American import and export container volumes reported by port terminals was 34.0 million twenty-foot equivalent units, which is the standard unit of measure for containers in the marine industry. Total North American container import volumes grew by 3.7% in 2016, while export container volumes increased by 2.5% in 2016. Container volumes across major North American railroads were approximately 15.9 million containers in 2016. According to the Association of American Railroads, in 2016 intermodal container transport accounted for 22% of that year's U.S. railroad revenues. Chassis are an essential component in the intermodal containerized shipping infrastructure and do not require container contents to be continually unloaded and reloaded throughout the supply chain. They are required by shipping lines, railroads, intermodal transportation companies and motor carriers to move shipping containers over land between ocean-going vessels, railroad ramps, warehouses and other delivery points served by motor carriers.

        The North American chassis market is large, with a total fleet of approximately 749,000 chassis (excluding a logistics company that maintains a proprietary fleet of approximately 74,000 non-standard specification domestic chassis) and an aggregate new chassis replacement cost of approximately $9.3 billion as of December 31, 2016. Of this total, approximately 567,000 chassis are marine chassis for transporting 20', 40' and 45' intermodal containers. The remaining 182,000 chassis are domestic chassis, primarily designed for domestic containers with a length of 53' that move almost exclusively on railcars in double-stack service.

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

        Leasing companies own a significant portion of North America's chassis, and we believe the remainder is owned predominantly by shipping lines and railroads. We estimate that as of 2016 approximately 72% of the North American chassis market is controlled by the top three leasing companies and we expect the trend to continue to move from chassis ownership towards chassis leasing.

        Prior to 2004, over 80% of our chassis were on-hire as term lease and direct finance lease products. Beginning in 2004, as the capacity of port terminals and railroad ramps tightened, chassis pools, which increase terminal operating efficiency, became more common. Three other important factors contributed to the increase in chassis pool usage. The first is the increase in domestic container traffic, where many of our major customers do not wish to devote capital or build an administrative presence to operate chassis and thus utilize our nationwide domestic chassis pools. The second is the shipping line industry's response to the freight downturn of 2008 and 2009 and the challenging rate environment beginning in 2011 and still existing today in which shipping lines reduced administrative and operational staff and began increasingly migrating to more operationally efficient chassis pool arrangements. The third is the industry's transition to the motor carrier model which replaced term leasing by the shipping lines with chassis pool usage by the motor carriers. As a result, as of December 31, 2016, approximately 84% of our on-hire chassis were earning revenue through chassis pools.

Industry trends / Market growth

  •
  U.S. container import volume growth.  Demand for marine chassis is highly correlated to U.S. container import volumes. According to the Journal of Commerce, the total U.S. container import volume grew by 3.7%, 2.7%, and 6.5% in 2016, 2015 and 2014, respectively. The Journal of Commerce estimates that import volume will grow between 4.0% to 5.0% in 2017.

  •
  Demand for domestic intermodal container movements has increased steadily over the last decade.  Over the last 10 years, the favorable economics of shipping 53' domestic containers in double-stack intermodal railroad service has generated consistent growth above the overall railroad freight growth average as shippers have transitioned from long-haul trucking to domestic double-stack railroad transport to reduce costs. U.S. domestic intermodal container volume has increased without interruption by a compound annual growth rate of 7.2% from 2001 to 2016. From 2011 to 2016, the U.S. domestic intermodal container volume increased by a compound annual growth rate of 7.1%. As a result, demand for our domestic chassis pool services has steadily increased during the same period. According to FTR Associates the US domestic intermodal container volumes grew 4.1% during 2016 and are expected to grow by a compound annual growth rate of 5.7% from 2016 to 2019. Over the last nine years, we have grown our domestic chassis pool fleet from 35,678 chassis in 2007 to 69,530 chassis as of December 31, 2016. In 2012, one of the world's largest providers of U.S. and international package delivery services entered the domestic intermodal market and became a customer of our domestic pool. We believe that this decision by one of the world's largest transportation companies to access domestic intermodal transportation is an example of the continuing growth in the domestic chassis pool business. Moreover, we expect this growth trend will further be supported by the railroads' ongoing investment in double-stack-capable railroad routes and new intermodal terminals.

  •
  Customer demand shifting from term lease to marine and domestic pool products.  Over the last nine years, our customers have shown an increasing preference for chassis pool products relative to long-term leasing products. From 2006 to 2016, chassis in pools as a percentage of our on-hire fleet has increased from 29% to 84%, and our term lease and direct finance lease fleet has declined from 71% to 16% over the same period. See "—Industry overview" above. We believe that we are well equipped to take advantage of this trend towards increased usage of chassis pools due to the size of our fleet and market leading position coupled with our long-standing relationships with our customers.

Our Assets

        Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased or managed by us on behalf of other third-party owners in pooling arrangements. As of December 31, 2016, we owned or managed a fleet of 303,246 chassis and units available for remanufacture. The average utilization for our chassis fleet for the past 20 years was 92.5%. Our utilization for the year ended December 31, 2016 was 92%. The net book value of our owned equipment was approximately

$1.42 billion. Our active fleet had an average age of 13.5 years as of December 31, 2016. Chassis are long-lived assets, with an economic life of approximately 20 years for domestic chassis and 22.5 years for marine chassis. At the end of its economic life, a chassis can be remanufactured, which extends the economic life by an additional 20 or more years of service at a lower cash outlay than purchasing a new chassis while providing the same quality of service as a new chassis.

        The table below summarizes the composition of our active fleet by the type of unit as of December 31, 2016:

	Units		Net book value
Total active fleet by equipment type	# of units	% of total	$ in millions	% of total	Average age (in years)
Marine chassis	184,307	70	$815.4	62	15.0
Domestic chassis	80,182	30	502.7	38	9.6

Total active fleet	264,489	100	$1,318.1	100	13.5

        The chassis in our fleet are owned outright by us (including, in certain instances, subject to sale leaseback agreements with our lenders), leased by us from third parties, or contributed by third parties into chassis pools and managed by us. The table below summarizes the composition of our fleet by ownership as of December 31, 2016:

Total chassis by ownership and equipment type	Marine chassis	Domestic chassis	Total
Owned	173,097	72,141	245,238
Direct finance lease products	3,430	34	3,464

Total owned	176,527	72,175	248,702
Leased-in/contributed	7,780	8,007	15,787

Total active fleet	184,307	80,182	264,489

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

        The table below summarizes our total fleet by type of lease as of December 31, 2016:

	Units		Net book value of owned fleet
Total fleet by lease type	# of units	% of total	$ in millions	% of total	Average age (in years)	% of On-hire fleet
Term lease	36,505	12	$186.9	13	14.1	15
Direct finance lease	3,464	1	11.3	1	10.8	1
Marine chassis pool	133,494	44	590.5	42	14.9	55
Domestic chassis pool	69,530	23	443.4	31	9.2	29

On-hire fleet	242,993	80	1,232.1	87	13.2	100

Available fleet	21,496	7	86.0	6	16.2

Active fleet	264,489	87	1,318.1	93	13.5

Units available for remanufacture	38,757	13	101.6	7

Total fleet	303,246	100	$1,419.7	100

Term lease products

        Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value, and bear the risk of re-leasing the asset upon expiration of the lease. Because of the operational difficulty in switching chassis providers, lessees frequently retain long-term leased equipment well beyond the initial lease term. In these cases, long-term leases will be renewed at the then prevailing market rate, for 1 to 5 years. Our term lease renewal rate for the year ended December 31, 2016 approximated 68%. During 2016, several of our lessees have opted to continue renting chassis from us in our chassis pools upon the expiration of their term leases. If we include these rentals, the renewal rate for the year ended December 31, 2016 would be approximately 76%.

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

        As of December 31, 2016, we had 36,505 chassis amounting to a net book value of $186.9 million under term leases.

Direct finance lease products

        Direct finance lease terms and conditions are similar to those of our term leases, except that, under a direct finance lease, the customer commits to a fixed lease term and typically receives a bargain purchase option at the expiration of the lease. Under this arrangement, the substantive risks and benefits of equipment ownership are passed on to the lessee. The lease payments are segregated into principal and interest components that are similar to a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized as Finance revenue. The principal component of the lease is reflected as a reduction to the net investment in the direct finance lease. The typical initial term on direct finance leases is between 3 and 10 years, often with multiple renewals to extend the lease term by another 1 to 3 years.

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

        As of December 31, 2016, we had 3,464 chassis under direct finance leases amounting to a net book value of $11.3 million.

Chassis pools

        We operate and maintain domestic and marine chassis pools. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points, such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Additionally, we are a contributor to cooperative marine pools. In a cooperative ("co-op") pool model, several chassis owners contribute chassis into a single pool for users. Contributors must contribute a number of chassis proportionate to that of their customer usage. An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis. Costs of the pool are charged back to the contributors in one of several allocation bases, either by total number of chassis contributed or by number of chassis actually used. Customers generally enter into pool user agreements for a period of 1 to 5 years and may be subject to subscription levels for minimum chassis usage. As of December 31, 2016, 21% of chassis pool revenue was generated by such minimum usage arrangements. Additionally, multi-year agreements typically contain annual pricing reset features.

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

        For the year ended December 31, 2016, 92% of Equipment leasing revenue was generated from chassis pools. Unlike term and direct finance leases, we are responsible for managing the utilization of the assets in pools, and we have partially mitigated this risk through subscription arrangements for minimum chassis usage. Furthermore, we believe that once customers switch from operating their own chassis to relying on our chassis pools, it is operationally difficult to discontinue using the chassis in our pools because the customers would need to rebuild their logistic capabilities and chassis management functions.

        The key factors for operating profitable chassis pools are high utilization, operating cost control and compensatory rates. Our experienced management and proprietary systems help us operate our chassis pools at targeted utilization levels. The maintenance and repair of chassis is the predominant operating cost in a chassis pool. Customers pay higher per diem rates for our pool products compared to term lease and direct finance lease products, which partially offsets higher operating costs and lower utilization rates. At December 31, 2016, we are operating seven service centers located in New Jersey,

Illinois, California, Washington, Florida, and Texas. Additionally, we plan to open two additional service centers in 2017, bringing the total number of service centers to nine. However, the majority of our maintenance and repair work is still contracted to third-party vendors. As a result, we periodically conduct pre- and post-repair audits to ensure the work was done completely and to our quality specifications. We also employ field staff throughout the United States for physical oversight of maintenance and repair work at the place of occurrence and employ a system-based audit of invoices utilizing PoolStat®, whereby invoices are received directly into the system. See "Management's discussion and analysis of financial condition and results of operations—Our business—Other revenue."

  Marine chassis pools

        We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and Pacific Southwest, using marine 20', 40' and 45' chassis. As of December 31, 2016, we owned 125,762 chassis and managed 7,732 chassis owned and contributed by shipping lines for a total of 133,494 chassis engaged in providing this service. The net book value of our owned marine pool chassis amounted to $590.5 million as of December 31, 2016. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically 1 year in length. For the year ended December 31, 2016, approximately 2% of marine chassis pool revenue was generated under subscription arrangements.

  Domestic chassis pools

        We also operate pools for domestic 53' chassis at railroad ramps throughout the United States. As of December 31, 2016, we had 69,530 chassis, including 7,995 chassis that we lease-in, engaged in providing this service. The net book value of the domestic pool chassis that we own totaled $443.4 million, as of December 31, 2016. In 2015, we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. However, later that same year, we were advised by one of the Class I railroads that they would not renew their contract on an exclusive basis when the agreement terminated in 2016. In the fourth quarter of 2016, we signed a non-exclusive agreement with this railroad. Additionally in 2016, we were advised by two more Class I railroads with whom we had exclusive arrangements that they did not wish to renew on an exclusive basis. We have already signed a new non-exclusive contract with one of these two railroads and while we are in the early stages of negotiations with the second railroad, we expect to ultimately sign a non-exclusive renewal contract with them as well. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies and railroads that operate standard-size domestic intermodal equipment. Large portions of our domestic chassis are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length. For the year ended December 31, 2016, approximately 47% of domestic chassis pool revenue was generated under subscription arrangements, down from 50% in 2015. However, during 2016, one of our ten largest customers has decided to buy chassis and, as a result, is expected to no longer be a substantial customer of ours by the end of 2017.

Other revenue

        The vast majority of our revenues are generated from the three product offerings described above. However, we also generate certain other revenues, including service revenues earned from maintenance and repair fees charged to our lessees, repositioning fees charged to our pool customers, other fees related to the management of chassis pools and emergency roadside repair revenue resulting from the Interstar Acquisition (as defined below). For the year ended December 31, 2016, we generated total other revenues of $43.1 million.

        On February 29, 2016, TRAC Interstar LLC ("TRAC Interstar"), a newly formed, indirect wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the emergency road service business of Interstar Mobile, LLC and Interstar North America, Inc. (collectively "Interstar," and such acquisition and assumption, the "Interstar Acquisition"). Interstar, located in Kentucky, is a leading provider of road service repair solutions for both the intermodal and commercial trucking industries. The new entity, TRAC Interstar, combines a dispatch center and one of the country's largest managed vendor networks and provides roadside repair services covering chassis, truck and trailer breakdowns 24 hours a day, 7 days a week, 365 days a year. See Note 1 "Description of the Business and Basis of Presentation" to our Consolidated Financial Statements.

Operations

Equipment tracking and billing

        Over the last decade, we have internally developed a proprietary chassis management software technology called PoolStat®. We primarily use PoolStat® for chassis tracking and billing in our pools, as well as to provide a central operating database that coordinates our chassis leasing activities. The system electronically records the movement and status of each chassis and links that information with data comprising the specific lease terms in order to accurately bill our customers. This system also generates a wide range of management reports containing information on all aspects of our chassis leasing activities. In 2014, we made the decision to implement an ERP solution along with a customized solution for many functional improvements to PoolStat®. As of December 31, 2016, the project will likely span 12-15 months and will be designed to implement the aforementioned improvements and eliminate inefficiencies in our financial and operational systems as they exist today. We estimate the incremental costs of the project to be $30 million to $34 million and will be managed and governed by the executive management of the Company.

Inventory, depot storage and service centers

        We have a broad operating footprint with approximately 580 marine, 170 domestic and 60 depot locations across North America. We maintain an inventory of chassis and axles at these depots. The chassis inventory is used as a key element in balancing the peaks and valleys in demand for chassis in our marine and domestic pool operations and supports our chassis remanufacturing process. When demand in a pool starts to rise and puts pressure on the pool supply, units are moved from the depot to the pool operation to ensure our customers do not experience a service problem. Conversely, when demand slows and the pool has more units than are needed, chassis are moved back into the depots for storage and maintenance. This back and forth flow of chassis inventory between our depots and chassis pools is a key part of pool efficiency and a requirement of port terminals and railroad ramps where we operate our pools. This feature distinguishes our pools from the Co-ops pools, which we believe require collective decision-making by chassis contributors thereby slowing the ability to right-size the pool. The majority of our depots are strategically located in close proximity to our marine and domestic pool operations to facilitate the regular flow of equipment back and forth between these operations. Certain depots are also used as "start/stop" locations in which motor carriers can pick up a chassis through our TRAC Connect program. At our depot facilities, we also perform maintenance and repair work on chassis that are being placed on term lease with our customers. Typically one depot will service the needs of multiple pool operations to ensure operational efficiency. Axles are stored at depots and service centers and are moved to remanufacturing facilities on an as-needed basis.

        At December 31, 2016, we are operating seven service centers located in New Jersey, Illinois, California, Washington, Florida, and Texas. Additionally, we plan to open two additional service centers in 2017, bringing the total number of service centers to nine. We anticipate that service centers will allow us to, among other things, store our chassis and axles on property that we lease, which we believe will give us better control over certain of our assets and ultimately allow us to save on the storage fees we currently pay to third parties. We will also use these locations to perform maintenance and repair on our chassis instead of paying third parties to perform such maintenance and repair services. We believe that performing such maintenance and repair services ourselves will also result in cost savings.

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

Remanufacturing/Refurbishment

        Chassis are long-lived assets, with an economic life of 20 and 22.5 years for domestic and marine chassis, respectively. Older chassis can generally be remanufactured at the end of their useful life to provide 20 and 22.5 additional years of service rather than be replaced by new equipment. Remanufacturing provides a material cash savings compared to the cost of purchasing a new chassis. The remanufacturing process can bring an aged chassis up to a "like new" condition, and customers typically do not differentiate between new and remanufactured chassis. A second cost savings benefit of remanufacturing is being able to reuse the tires and wheels from the old units in our tire recap program. Tires are the largest single cost in chassis maintenance and repair and we lower that cost by reusing and recapping our tires. Also, at times, tire casings are difficult to obtain on the open market. Creating an organic source of tire casings through our remanufacturing process lowers our overall maintenance and repair costs. In addition to the cost savings, an additional benefit is that an older chassis can be remanufactured into any size unit, which provides excellent flexibility to meet demands of different equipment types as the market changes. During 2016, we remanufactured 99 end-of-life chassis into an equivalent number of 53' domestic chassis. We also remanufactured 459 end-of-life chassis into 434 40' marine chassis and 25 20' marine chassis. During 2015, we remanufactured 2,801 and 1,966 end-of-life chassis into an equivalent number of 53' domestic chassis and 40' marine chassis, respectively.

        Alternatively, chassis meeting certain age and condition criteria can be refurbished. Refurbishments reflect improvements that go beyond preventive maintenance and normal repairs, thus serving to increase the cash flow generating capability of the refurbished asset. Cash flows are enhanced through extending the useful life of the asset or otherwise altering its structural state to be more marketable. Refurbishment costs are capitalized and depreciated over the remaining / extended useful life of the equipment. For the years ended December 31, 2016 and 2015, we refurbished 3,151 and 2,122 chassis, respectively.

Sales and marketing

        We have an experienced and dedicated team of Sales and Marketing professionals. We believe this deep knowledge base, combined with strong customer relationships, enables us to more effectively assist our customers with their changing chassis requirements. Recently we have added centralized Customer Service and Product development functions to focus on growth opportunities. See "—Business strategy." These functional additions are outstanding complements to our long-tenured management team.

Our customers

        Our customer base includes more than 3,950 companies and is comprised of some of the leading shipping lines, Class I railroads U.S. intermodal transportation companies and motor carriers. Our customer base is diversified with our 10 largest customers accounting for 38% of our total revenue in 2016, with the single largest customer accounting for less than 8%. In the marine market, we have an extensive history with our shipping line customers, in many cases spanning over 30 years, with strong relationships at senior levels of management. Over the past several years, many of our shipping line customers have decided to transition from providing or managing chassis as part of their ongoing operations. As a result of the transition to what is called "the motor carrier model", as of December 31, 2016, we had over 4,617 motor carriers in varying stages of registration in our TRAC Connect program, which is designed as the interface with our motor carrier customers. In 2015, we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. However, later that same year, we were advised by one of the Class I railroads that they would not renew their contract on an exclusive basis when the agreement terminated in 2016. In the fourth quarter of 2016, we signed a non-exclusive agreement with this railroad. Additionally in 2016, we were advised by two more Class I railroads with whom we had exclusive arrangements that they did not wish to renew on an exclusive basis. We have already signed a new non-exclusive contract with one of these two railroads and while we are in the early stages of negotiations with the second railroad, we expect to ultimately sign a non-exclusive renewal contract with them as well. In 2012, one of the world's largest providers of U.S. and international package delivery services entered the domestic intermodal market and became a customer of our domestic pool. We believe that this decision by one of the world's largest transportation companies to access domestic intermodal transportation provides meaningful support for continued growth in the future. We are continuing to focus on penetrating a new customer base, the BCO's. BCO's are the importers of record that takes physical possession of the goods at the destination. Large retail outlets are often BCO's. In the motor carrier model, the shipping line may no longer be responsible for chassis provisioning and certain BCO's will want to assume responsibility for that procurement. TRAC believes that the BCO customer base represents significant growth opportunities and will pursue them as appropriate.

Competition

        In the last thirteen years there has been a consolidation in the chassis leasing business, reducing four major players to three: TRAC Intermodal, FLEXI-VAN and DCLI. We believe we are the largest intermodal chassis solutions provider, measured by total assets, for domestic and international transportation companies in North America. We have an estimated market share of 49% among the top three chassis leasing providers as of December 31, 2016. Our closest competitor has a market share of approximately 28% according to our estimates. We believe that our significant size and broad footprint give us a competitive advantage by being able to address our customers' comprehensive chassis demand across the United States. The size of our fleet, with a replacement value of $3.3 billion, and scope of our operations, also allow us to satisfy our customers' chassis demand during peak seasons or surge periods and creates a significant barrier to entry. Nonetheless, the chassis leasing industry remains highly competitive, with competition based principally on pricing, product quality and availability, lease flexibility and customer service.

        In addition, sometimes chassis fleets are shared between member contributors that have the responsibility to manage or delegate the management of the operation as part of Co-op pools. The largest example of such a third-party Co-op pool in the United States is Consolidated Chassis Management ("CCM"), which controls approximately 130,000 chassis in Co-op pools across the United States. Another example of such a third-party Co-op is the NACPC, a limited liability company comprised of eleven motor carrier members that combined, currently own or lease on long term basis an estimated 18,000 chassis.

        While we believe we have only two significant leasing competitors, we also compete with other domestic leasing companies, intermodal shipping companies (including a logistics company that maintains a proprietary fleet of approximately 74,000 nonstandard specification domestic chassis), banks offering finance leases and promoters of equipment ownership and leasing as an investment as well as with non-intermodal shipping companies, such as motor carriers that provide for the transportation of goods without the use of chassis.

Our chassis suppliers

        Today there are four active manufacturers and remanufacturers of chassis, three in North America (including one in Mexico) and one in China, and we have enjoyed long-standing relationships with all of them. A newly manufactured domestic chassis typically cost between $11,000 and $14,000, depending upon specifications and volume discounts; and the price difference between a newly manufactured chassis and a remanufactured chassis is approximately 25%. We primarily utilize the remanufacturing process to recycle our older units, primarily axle sets, and realize the lower cost to generate new units. We do not anticipate that TRAC will order any new chassis in the foreseeable future, although we have refurbished or remanufactured both marine and domestic chassis in 2016. In the domestic chassis market, which has no chassis supply surplus, we do anticipate a steady volume of remanufacturing over the next several years as demand increases for domestic chassis. Remanufacturing requires expertise in procurement and logistics as well as the availability of the component parts (axles) required to build the remanufactured unit. We believe that most of our customers do not possess either the expertise or component parts to remanufacture chassis which gives us an advantage in the market.

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

        In 2014, we made a decision to implement an ERP solution along with a customized solution for many functional improvements to PoolStat®. As of December 31, 2016, the project will likely span 12-15 months and will be designed to implement the aforementioned improvements and eliminate inefficiencies in our financial and operational systems as they exist today. We estimate the incremental costs of the project to be $30 million to $34 million and will be managed and governed by the executive management of the Company.

Seasonality

        Our business experiences seasonal revenue trends that correlate directly to increases in the importation of goods via intermodal containers and domestic container traffic linked to the movement of goods in anticipation of the year-end holiday season. The "peak" season generally begins in the early third quarter and then begins to slow in the late third quarter and early part of the fourth quarter. This is when our revenues are generally the highest. However in 2016, our marine pool volumes were generally unchanged in our second and third quarters and slightly declined in the fourth quarter. Our domestic pool usage grew moderately in each quarter of 2016. Our operating expenses will move in tandem with the increased volume of container traffic and are also impacted by the warmer weather during the summer months in the mid-western, southern and eastern parts of the United States. We generally experience higher volumes of tire replacement costs during these months. No other significant seasonal trends currently exist in our business.

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

Credit risk

        We have a strong collection history with both top-tier firms and smaller market players throughout economic cycles, which we believe speaks to the essential nature of the chassis in the supply chain. Our credit and collection team consists of highly tenured and experienced staff with strong industry relationships. We maintain detailed customer credit records, and we periodically evaluate maximum exposure limits for each customer. The credit criteria we consider include, but are not limited to, the customer's financial strength, trade route, countries of operation, net worth, asset ownership, bank and trade credit references, credit bureau reports, operational history and payment history with us. We have experienced a minimal default rate—only 13 term lease customers during the period 2011-2016—and we were successful in recovering 98% of our chassis under default. For the year ended December 31, 2016, term lease defaults were minimal.

        During the period 2012-2016, we had total aggregate revenue of approximately $2.9 billion with bad debt amounting to 1.3% of revenue. During the period 2009-2011, prior to the shift in billing from the shipping lines to the motor carriers, our bad debts averaged 0.5% of $0.9 billion in aggregate revenues. Under the motor carrier model, the motor carrier and not the shipping line is in many cases the party responsible to pay for the use of our chassis. Typically, motor carrier companies are much smaller than shipping line companies and as a result are often a greater credit risk. Although the per diem rates we charge motor carriers are priced to take account of this increased credit risk, defaults by our customers may increase as we continue to transition to the motor carrier model. See "Risk factors—The ongoing transition of shipping lines to the motor carrier model may subject us to business and financial risk."

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

Employees

        As of December 31, 2016, we employed approximately 700 people, across our operations in North America. We believe that our relations with our employees are very good and employee engagement is high. We are not a party to any collective bargaining agreements.

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

        Demand for leasing our chassis depends largely on the extent of world trade and economic growth, with U.S. consumer demand being the most critical factor affecting such growth. A failure of the U.S. to continue its economic recovery, further delays in economic recovery or a further deterioration of economic conditions in the U.S. and the European Union would result in a reduction in world trade volume and in demand by shipping lines, railroads and motor carriers for leased equipment. Political changes and uncertainty surrounding policies and regulations related to the new U.S. presidential administration with respect to trade, tax, or otherwise, could negatively impact economic conditions in the global economy, U.S. markets, our customers' businesses and otherwise. The impact of the United Kingdom's referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union, commonly referred to as "Brexit," may likewise result in the deterioration of economic conditions and increased market volatility, currency exchange fluctuations and global instability which may adversely affect our business and profitability. Emerging markets, particularly China, have experienced an economic slowdown, which may further result in reduced exports and therefore lower demand for leasing our chassis. Such downturns or recessions can negatively affect our operating results because during economic downturns or periods of reduced trade, shipping lines, railroads and motor carriers tend to lease chassis only at reduced rates or lease fewer chassis because, for example, they shift away from intermodal transport toward other forms of transportation for their goods. Thus, if the volume of world trade does not continue to recover or decreases or if the economy of the United States, the European Union or other consumer oriented countries does not continue to recover or slows down, this would adversely affect our utilization rates and per diem rates, which, in turn, would lead to reduced revenue, reduced capital investment, increased operating expenses (such as storage and repositioning) and reduced financial performance. A decline in world trade (including a decrease in exports from China) or a slow-down in the economy of the United States, the European Union or other consumer oriented countries may also adversely affect our customers, which could lead to defaults by our customers and the early termination of their leases. We cannot predict whether, or when, such downturns will occur.

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

  •
  over capacity or under capacity of chassis, ship, railroad and other equipment manufacturers;

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

  •
  import/export tariffs, duties and restrictions;

  •
  lease accounting changes resulting in an increase in chassis purchasing rather than leasing;

  •
  customs procedures and foreign exchange controls;

  •
  global and regional economic and political conditions, terrorism or uprisings against existing governments; and

  •
  environmental and other regulatory changes affecting the operation of chassis.

        We cannot control these factors, any one of which may have a material adverse effect on our business and results of operations. These factors vary over time, and often do so quickly and unpredictably. Many of these factors also influence the decision by current and potential customers to lease our chassis or shift away from intermodal transport toward other forms of transportation for their goods. Should one or more of these factors influence current and potential customers to buy a larger percentage of the chassis or shift away from intermodal transport, our utilization rate would decrease, resulting in decreased revenue, increased storage and repositioning costs, and as a result, lower operating cash flow. See "—Potential and existing customers may decide to buy rather than lease chassis."

Our operating costs may materially and negatively impact our business.

        We incur significant costs in operating our business, including the cost of maintaining and repairing our chassis. Although our term and direct finance lease products generally require the lessees to pay for the chassis' maintenance and repair while they are on lease to them, we remain responsible for the cost of repairing ordinary wear and tear items when the chassis under term leases are returned to us. In addition, we are responsible for the systematic inspection, repair and maintenance of the chassis in our chassis pool fleet. For the twelve months ended December 31, 2016, maintenance and repair costs accounted for 73.0% of our total operating expenses. As the number of chassis in our chassis pools increases and our fleet ages, we may experience an increase in maintenance and repair costs. These costs may also increase due to increases in labor rates and in the cost of parts and materials as well as due to changes in labor practices (such as mandatory roadability inspections by union labor at certain terminals). See "—Our business may be adversely affected if we are forced to pay fees and other charges related to services performed at the host locations at which we operate our chassis pools". We may also experience increased costs due to our obligation to comply with the laws, rules and regulations governing the operating condition of our chassis, including those of the FMCSA. In addition, our ability to limit our operating costs depends on our effective management of the performance of our maintenance and repair vendors. If we are unable to effectively manage such vendors, or pass any maintenance and repair cost increases along to our customers, our business could be negatively impacted.

Our business may be adversely affected if we are forced to pay fees and other charges related to services performed at the host locations at which we operate our chassis pools.

        We are often responsible for the systematic inspection, repair and maintenance of the chassis in our chassis pool fleet. As the number of chassis in our chassis pools increases and our fleet ages, we may experience an increase in inspection, maintenance and repair costs. These costs may also increase if additional requirements to pay fees and costs related to inspections, repair and maintenance are imposed on us. An agreement reached in 2015 between the Pacific Maritime Association ("PMA") and the International Longshore and Warehouse Union ("ILWU") provides for mandatory roadability inspections (subject to limited exceptions) of all chassis before they leave any of the West Coast terminals where the ILWU has jurisdiction (the "ILWU Roadability Program"). Since such agreement became effective, we have been receiving invoices and payment demands from some host locations related to the ILWU Roadability Program. As of December 31, 2016, we have received invoices aggregating approximately $5.5 million. Such host locations have asked us to pay an inspection fee for each chassis that leaves such location.

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

        We generate revenues primarily from lease payments by our customers for our chassis. Inherent in the nature of the leases and other rental arrangements we have with our customers is the risk that once a lease or rental arrangement is consummated, we may not receive, or may experience a delay in realizing, all of the compensation and other amounts to be paid in respect of the chassis subject to that lease or rental arrangement, particularly with respect to our motor carrier customers. See "The ongoing transition of shipping lines to the motor carrier model may subject us to business and financial risk." We attempt to mitigate this risk by requesting that our customers provide us with detailed financial information regarding their operations and, where such information is not provided, by relying on reports from credit agencies and other available credit information and, in some cases, by requiring deposits. However, there can be no assurance that they can or will fulfill their obligations under the contracts we enter into with them. Our customers could encounter financial difficulties, or otherwise have difficulty making payments to us when due as a result of any number of factors which may be out of our control and which we may be unable to anticipate. For example, Hanjin Shipping Co. Ltd.'s bankruptcy filing in the third quarter of 2016 (the "Hanjin Bankruptcy") caused us to write off per diem and other charges. While Hanjin wasn't one of our larger customers, if one or more of our largest customers or a sufficient number of our customers were to default due to difficulties in securing financing, weak economic growth or otherwise, it could have a material adverse effect on our results of operations. See "—The inability of one or more of our customers to meet their obligations to us or a decrease in customer creditworthiness may adversely affect our business, financial condition and results of operations."

        Defaults by our customers not only cause us to lose revenues for past services, but also result in increased expenses for storage, collection and recovery of our chassis. While repossession of chassis from defaulting customers may be difficult and expensive, in the case of the Hanjin Bankruptcy, we have yet to incur such expenses because we have been able to hold the motor carriers responsible for returning the chassis to our pools. See "—The international nature of the industry exposes us to numerous risks." Furthermore, we may be unable to re-lease this recovered equipment at comparable rates or on comparable terms, if at all. An increase in the incidence of defaults by our customers could therefore materially adversely affect our financial condition and results of operations.

        In addition, our ABL Facility (as defined herein) requires us to identify the chassis leased by a defaulting customer and to reclassify such chassis (or the book value thereof) as ineligible for the purpose of serving as security for the underlying indebtedness. While in certain cases this may require us to repay a portion of the affected indebtedness sooner than anticipated, we did not make any such repayment in connection with the Hanjin Bankruptcy since we maintained sufficient collateral.

The inability of one or more of our customers to meet their obligations to us or a decrease in customer creditworthiness may adversely affect our business, financial condition and results of operations.

        Our top 10 customers accounted for approximately 38%, 41%, and 45% of our total revenues in 2016, 2015 and 2014, respectively. The concentration of customers may impact our overall financial results since these entities may be similarly affected by changes in economic or other conditions. A significant reduction in utilization by one of these customers or the loss of one of our top customers could adversely affect our business, financial condition and results of operations.

        We rely on timely and regular payments from our customers on ordinary course business terms and deterioration in the credit quality of several of our major customers could have a material adverse effect on our financial condition and results of operations. Although we do not believe there is significant risk in connection with our concentration of credit, the inability or failure of significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our business, financial condition and results of operations. In addition, the industry shift toward the motor carrier model exposes us to increased credit risk. See "—The ongoing transition of shipping lines to the motor carrier model may subject us to business and financial risk."

The ongoing transition of shipping lines to the motor carrier model may subject us to business and financial risk.

        Over the past several years, nearly every major shipping line serving the United States has implemented a new business model known as the "motor carrier model." Under the motor carrier model, the shipping lines no longer provide chassis to their customers as part of their transportation service, thereby shifting the responsibility for providing chassis to the motor carriers that haul the chassis and containers. We have already transitioned nearly all of our shipping line customers to the motor carrier model in various geographic areas across the country. If we encounter unforeseen expenses, difficulties, complications or delays in connection with our operations under the motor carrier model, such as motor carriers deciding to enter into chassis pooling arrangements like the North American Chassis Pool Cooperative (the "NACPC") with other motor carriers or purchasing their own chassis, rather than obtaining chassis from us, or if our shipping line customers consolidate operations and thereby require fewer chassis, we may not be able to grow our business as rapidly as anticipated or at all and our results of operations may be adversely affected. See "—We operate in a highly competitive and dynamic industry, which may adversely affect our results of operations or our ability to expand our business" and "—Our future business prospects could be adversely affected by consolidation within the container shipping industry."

        In addition, under the motor carrier model, the motor carrier and not the shipping line is in many cases the party responsible to pay for the use of our chassis. Typically, motor carrier companies are much smaller than shipping line companies and as a result are often a greater credit risk. Although the per diem rates we charge motor carriers are priced to take account of this increased credit risk, our provision for doubtful accounts has increased from an average of 0.5% of aggregate revenue from 2009-2011 to 1.3% of aggregate revenue for the period from January 1, 2012 to December 31, 2016. An increase in doubtful accounts may continue as a result of the transition to the motor carrier model.

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

        We formed a new entity in 2013, TRAC Logistics LLC ("TRAC Logistics"), which will broker drayage services on behalf of third parties and has been brokering drayage services in connection with the repositioning of our chassis in certain geographic locations throughout the United States. As TRAC

Logistics is performing certain services that we have not previously performed, there are risks that this business may not be successfully managed and/or that it may encounter unforeseen expenses, difficulties, complications and delays frequently encountered in connection with starting a new business line. If this were to occur, it could impair our growth and require us to provide oversight and dedicate resources to these businesses rather than to other profitable areas.

We also intend to expand our business by establishing various service centers and mobile service units, which may subject us to business and financial risk.

        As of December 31, 2016, we are operating seven service centers located in New Jersey, Illinois, California, Washington, Florida and Texas. Our service centers allow us to, among other things, store our chassis and axles on property that we lease which we believe gives us better control over certain of our assets and ultimately allows us to save on the storage fees we would otherwise pay to third parties. We have also begun utilizing mobile service units to provide roadside service on our chassis leased by our lessees. Additionally, in February 2016 we closed a transaction involving the acquisition of an emergency road service company based in Kentucky. We will use these mobile service units along with our service center locations to perform maintenance and repair on our chassis instead of paying third parties to perform such maintenance and repair services. We believe that performing such maintenance and repair services ourselves will also result in cost savings. As we do not have significant experience in operating service centers or mobile service units, there are risks that we may not be able to successfully manage such service centers or mobile service units and/or that we may encounter unforeseen expenses, difficulties, complications and delays frequently encountered in connection with undertaking new initiatives. If this were to occur, we may not realize the cost savings we expect from the operation of the service centers and mobile service units and as a result, our business could be adversely impacted.

        In addition, we lease the land and buildings necessary to operate our service centers. Such properties are typically located in heavily industrial areas that potentially contain pollutants or other hazardous materials in the soil and/or groundwater. It is also possible that as a result of the activities conducted at the service centers, certain pollutants or other hazardous materials may be released into the soil and/or groundwater. While we maintain pollution insurance that covers certain types of environmental liabilities and the landlords from whom we lease these properties typically indemnify us, at a minimum, against environmental liabilities that existed prior to our occupying these sites, such insurance and indemnities may not cover, or be sufficient to protect us against, losses from all environmental damage. See "—Environmental liability may adversely affect our business and financial situation."

We have a substantial amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business.

        As of December 31, 2016, we had approximately $1.1 billion aggregate principal amount of indebtedness outstanding, which represents approximately 59.5% of our total capitalization. Our substantial indebtedness could have important consequences, including:

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

        We may be able to incur substantial additional indebtedness in the future. Although our ABL Facility and our indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. Further, as of December 31, 2016, we have drawn $1,032.0 million under the ABL Facility.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

        The indenture governing the Notes and our ABL Facility contain various covenants that limit our ability to engage in specified types of transactions. The indenture and the ABL Facility covenants limit our and our restricted subsidiaries' ability to, among other things:

  •
  incur additional indebtedness or prepay indebtedness;

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

        In addition, the ABL Facility requires us to comply with certain financial covenants if availability is less than certain triggers. As of December 31, 2016, our fixed charge coverage ratio was 1.65 to 1.00 and our senior secured leverage ratio was 5.42 to 1.00. In the future, there is a risk that we could not be in compliance with our financial covenants. See Note 7 "Borrowings" to our Consolidated Financial Statements under the heading "ABL Facility".

        Although as of December 31, 2016, we were in compliance with all covenants under the indenture, the ABL Facility and other agreements, a breach of any of these covenants or covenants contained in future agreements could result in a default under the indenture, the ABL Facility or such future agreements, which could have the effect, if not remedied, of causing an event of default. In addition, any debt agreements we enter into in the future may further limit our ability to enter into certain types of transactions. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the applicable lenders or holders of the debt could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the applicable agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

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

        Despite taking relevant actions to comply with our procedures and other information security measures, we cannot be certain all our information technology ("IT") systems or those of our third-party service providers are able to prevent, contain or detect any cyber-attacks, cyber-terrorism, or security breaches from known malware or malware that may be developed in the future. As evidenced by other companies who have recently suffered serious security breaches, we and our third-party service providers may be vulnerable to, and unable to detect and appropriately respond to, data security breaches and data loss, including cyber-security attacks. If we or our third-party service providers experience a data security breach of any kind, whether external, internal or misuse of sensitive data, it could have the following impacts:

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

        We, like other suppliers of leased chassis, are dependent upon decisions by shipping lines, railroads and motor carrier companies to lease rather than buy their equipment. Most of the factors affecting the decisions of our customers to buy or lease are outside our control, such as the cost of new and remanufactured chassis, the availability of financing for chassis, interest rates and foreign currency values. One of our key initiatives to increase our revenue and improve our financial results is to adjust our per diem rates in our marine and domestic pools to appropriately reflect the added value we provide through our chassis management and pool operations. However, we may not be successful in implementing this pricing strategy or retaining our customers following any price increase, and some of our customers may elect to purchase rather than lease chassis at higher rates, all or any of which could adversely affect our business and results of operations. For example, one of our ten largest customers has decided to buy chassis and, as a result, is expected to no longer be a substantial customer of ours by the end of 2017. Should one or more of these factors influence our current or prospective customers to buy a larger percentage of the chassis assets they operate, rather than lease these assets from us, our utilization rate would decrease, adversely affecting our results of operations and cash flow.

If our customers continue to shift to chassis pool rentals and continue to transition to the motor carrier model, our long-term lease and direct finance lease products will be adversely affected.

        The accelerating trend over the past several years away from term and direct finance lease products toward chassis pools may negatively impact our long-term and direct finance lease products. From 2006 to 2016, chassis in pools as a percentage of our overall fleet has increased from 29% to 84% and our term lease and direct finance lease fleet has declined from 71% to 16% over the same period. If this trend away from term and direct finance lease products toward pools continues, the predictability and stability of lease renewal rates that we have experienced for our term lease and direct finance lease products may be adversely affected. In addition, the continuing transition to the motor carrier model, where the responsibility for providing chassis is shifted from the shipping lines to the motor carriers, may also cause a decrease in our term lease products since we primarily lease our chassis to motor carriers from our chassis pools and not under term leases. See "—The ongoing transition of shipping lines to the motor carrier model may subject us to business and financial risk."

Our future business prospects could be adversely affected by consolidation within the container shipping industry.

        Although we have increased the number of our chassis that are leased to motor carriers as a result of the motor carrier model, a significant portion of our business continues to be dependent on the leasing of chassis to shipping lines. Recently, there have been several large shipping line acquisitions and/or mergers that have resulted in some consolidation within the intermodal shipping industry, including among some of our customers. This consolidation reduced the number of large shipping lines and also increased the concentration of business in a smaller number of larger customers. Our future business prospects could be adversely affected if the number of shipping lines is further reduced, as this would result in even fewer customers that require fewer chassis as a result of the economies of scale and increased operating efficiencies. Due to concentration risk and the resulting impact on credit risk, we might decide to limit the amount of business exposure we have with any single customer if the exposure were deemed unacceptable, which could negatively impact the volume of chassis we lease and the revenues we would otherwise earn if we had leased chassis despite the concentration risk or the previously separate customers had not been combined.

We operate in a highly competitive and dynamic industry, which may adversely affect our results of operations or our ability to expand our business.

        The chassis leasing industry is highly competitive. We compete with other domestic leasing companies, intermodal shipping companies (including a logistics company that maintains a proprietary fleet of approximately 74,000 nonstandard specification domestic chassis), banks offering finance leases and promoters of equipment ownership and leasing as an investment as well as with non-intermodal shipping companies, such as motor carriers, that provide for the transportation of goods without the use of chassis. Some of these competitors have greater financial resources and access to capital than we do. Furthermore, chassis fleets may be shared between member contributors, who have the responsibility to manage or delegate the management of the operation as part of co-operative ("Co-op") chassis pools. For example, the ports in the Los Angeles/Long Beach area (the "LA/LB") have allowed chassis providers to establish and operate a port-wide "pool of pools" involving three independently managed pools in which users of each pool are permitted to use the chassis from the other pools on a free-flow interchange basis. Ports in other parts of the country are reviewing other alternative chassis pool models, including port-wide Co-op chassis pools or "Market Pools". The introduction of a Market Pool into an area where previously we maintained a neutral chassis pool may have the effect of increasing competition. For example, various stakeholders in the New York/New Jersey ports area (where we currently operate one of our largest neutral pools of marine chassis) are seeking an alternative pool structure and we are currently discussing the formation of a Market Pool to replace our neutral pool in the area. If we form a Market Pool, we could give up some control over the management of our chassis, which may expose us to unforeseen risks if the third parties take actions that are unfavorable to us. Additionally, because we are working more closely with our competitors in connection with the new Market Pools and other chassis pool structures (such as the pool of pools), we may be exposed to antitrust regulatory risk. Moreover, if the available supply of chassis were to increase significantly as a result of, among other factors, new companies entering the business of leasing or selling chassis, our competitive position could be adversely affected. For example, the Surface Transportation Board of the Department of Transportation has granted permission for the motor carrier members of the NACPC to pool resources to acquire, lease and share chassis. According to its website, the NACPC currently operates a fleet of more than 18,000 chassis in four cooperative pools managed by Consolidated Chassis Management, LLC. New entrants, such as the NACPC, could put significant downward pressure on lease rates and margins and adversely affect our ability to achieve our growth plans. See "Management's Discussion and Analysis—Operations—Competition."

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

        The chassis leasing industry is also dynamic. To remain competitive, we are participating in the LA/LB pool of pools and have incorporated into our business model plans to expand our geographic footprint, increase the number of our service centers, participate in and manage Market Pools, grow our owned and managed marine chassis fleet, grow our domestic intermodal business, and grow our margin through top-line and strict expense control actions. In addition, we anticipate that we will continue our efforts to transition any remaining shipping line customers to the motor carrier model. There is a risk that we will be unable to successfully implement these business strategies in response to changes in industry trends or that they may prove less profitable than anticipated, either of which could negatively impact our results of operations. See "—We intend to pursue acquisition opportunities, which may subject us to considerable business and financial risk.", "—The ongoing transition of shipping lines to the motor carrier model may subject us to business and financial risk.", "—We also intend to expand our business by establishing various service centers, which may subject us to business and financial risk.

U.S., Canadian and/or global economic conditions and uncertainty could adversely affect our business, results of operations and financial condition.

        A failure of the global economy and credit markets to continue their recoveries, delays in their recoveries, or a deterioration of economic conditions in the global economy and credit markets could heighten a number of material risks to our business, cash flows and financial condition, as well as our future prospects. Weakness in, and uncertainty about, global economic conditions could cause businesses to postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a material adverse effect on the demand for goods and international trade which, in turn, could adversely affect the demand for our chassis. These risks may be further exacerbated by adverse foreign currency translations. There could also be a number of follow-on effects from these economic developments and negative economic trends to our business, including customer insolvencies, decreased customer confidence in making long-term leasing decisions, decreased customer demand, decreased customer liquidity due to tightening in the credit markets and decreased customer ability to fulfill their payment obligations. Political changes and uncertainty surrounding the new U.S. presidential administration and its policies and regulations and Brexit may also adversely affect our business and profitability. See "—The demand for leased chassis depends on many economic, political and other factors beyond our control and a decrease in the volume of world trade and other factors may adversely affect our business."

        We further believe that many of our customers rely on liquidity from global credit markets and, in some cases, require external financing to fund a portion of their operations. If our customers lack liquidity, they may not be able to pay amounts due to us, which could negatively impact our business.

Our inability to service our debt obligations or to obtain additional financing as needed would have a material adverse effect on our business, financial condition and results of operations.

        As of December 31, 2016, we had approximately $9.2 million of scheduled debt maturities during the year ending December 31, 2017. These amounts do not include $70.9 million of other contractual obligations existing as of December 31, 2016 and maturing by December 31, 2017. Although our current projections of cash flows from operations are expected to be sufficient to fund our maturing debt and contractual obligations over the next 12 month period, no assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated.

        In addition, we expect to invest substantial funds to acquire new and used chassis and to refurbish and remanufacture chassis, although there can be no assurances as to the timing and amount of such acquisitions. We intend to continue funding asset purchases through cash flows from our operations, collections of principal on direct finance leases, secured and unsecured debt securities and our ABL Facility. Although we believe that we will be able to generate or otherwise obtain sufficient capital to support our growth strategy, deterioration in our performance or the credit markets or our inability to borrow under the ABL Facility or obtain alternative financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than our current cost and could adversely affect our business, financial condition and results of operations.

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

Changes in market price, availability or transportation costs of, or import duties imposed on, equipment manufactured in China, Mexico or other foreign countries could adversely affect our ability to maintain our supply of chassis.

        We purchase a substantial amount of our domestic chassis from manufacturers in China and Mexico. In addition, almost all of our marine chassis are equipped with bias ply tires which are manufactured in China and other foreign countries. Any changes in the political, economic or financial condition in China, Mexico or other foreign countries that increase the market price, limit availability or increase transportation costs of the chassis and/or tires could adversely affect our ability to maintain our chassis supply. If the costs associated with purchasing or transporting chassis and/or tires from China, Mexico or other foreign countries were to increase for any reason, including potential changes in United States trade policy toward such countries, increased tariffs or duties imposed by the United States or other governments or a significant downturn in the economic situation in those foreign countries, we could be forced to seek alternative sources of chassis and/or tires or to pay more for those chassis and/or tires. Additionally, existing trade laws, regulations and agreements, such as the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries from which we purchase domestic chassis, such as China and Mexico, could have a material adverse effect on our business and financial results. See "—The international nature of the industry exposes us to numerous risks".

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

        Concerns that a strike would occur at the East and Gulf coast ports arose in connection with the negotiations between the International Longshoremen's Association ("ILA"), AFL-CIO and the United States Maritime Alliance, Ltd. ("USMA") with regard to their master contract that expired September 30, 2012. At that time, industry sources reported that some shippers had arranged to divert, or had made plans to divert, cargo from the East and Gulf Coast ports to avoid the impact of any work stoppage, slowdowns or other disruptions that would have occurred if these negotiations had failed. The ILA and USMA reached an agreement on March 13, 2013 for a comprehensive successor master contract (the "Master Contract").

        The current Master Contract between the ILA and USMA requires any purchaser of chassis from a shipping line to agree to continue to hire ILA labor to perform maintenance and repair work on such chassis following the sale and until September 30, 2018. In addition, industry sources indicate a parallel provision in the NY/NJ Metro Maintenance Contracts Agreement. Several customers bound by the Master Contract have already required a clause in their agreements with us to use ILA labor to perform maintenance and repair work on chassis. Because union labor is typically more expensive than non-union labor, and we purchase chassis from a shipping line that is bound by the Master Contract, it could result in our paying higher maintenance and repair costs on the chassis we purchase than we would otherwise pay if non-union labor were used.

        Most recently, uncertainty over the labor situation at the West Coast ports developed in connection with the negotiations between the PMA and the ILWU regarding the renewal of the Pacific Coast Longshore Contract (the "PCL Contract"), which had expired as of June 30, 2014. While ultimately no strike occurred, in mid-February 2015 the PMA curtailed loading and unloading on nights, weekend and holidays, halting vessel operations over the Presidents' Day weekend and limiting workers' ability to earn premium pay. Tactics such as these, as well as other causes, resulted in freight backups during the period of negotiation, especially in the LA/LB, which caused disruptions to supply chains across the country.

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

        Our liability for health care benefits is capped at $175,000 per covered person and 125% of our expected claims in the aggregate for all covered persons pursuant to a stop-loss policy of insurance we obtained from Sun Life Assurance of Canada (the "Sun Life Policy"). The cap on aggregate liability is recalculated under the Sun Life Policy each month, based in part on the number of persons then covered under our medical benefits plan. In the event we pay medical benefits in excess of the then current cap on aggregate liability, the maximum benefit payable to us under the Sun Life Policy is $1.0 million. Although we have minimized our exposure on individual claims, for the benefit of cost savings, we have accepted the risk of an unusual amount of independent multiple material claims arising, which could have a significant impact on our results of operations.

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

        We rely on third parties to manufacture and remanufacture our chassis and there is a risk that at any given time certain chassis may be subject to recall. Although in the past ten years we have received only two notices of recall related to a relatively small number of our chassis, a recall of a significant number of our chassis could have a material adverse effect on our business.

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

        We have established administrative and operating controls which we believe meet the requirements of the Roadability Regulations applicable to us as an IEP. However, in connection with various audits at our chassis pools by the FMCSA, we have received violations, for example, concerning the Company's use of a commercial motor vehicle that was not periodically inspected as required under the Roadability Regulations, and may receive violations in the future. While we believe that we have appropriately addressed all violations assessed by the FMCSA in its audits, we are unable to predict whether future enforcement efforts by the FMCSA will result in the imposition of any significant violations, fines or sanctions, which sanctions could include prohibiting us from leasing chassis from one or more of our chassis pools.

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

        The efficient operation of our business is highly dependent on equipment tracking and billing systems. We rely on such systems to track transactions, such as chassis pick-ups and drop-offs, repairs, and to bill our customers for the use of and damage to our equipment. For example, our proprietary PoolStat® chassis management software is critical to our ability to effectively manage chassis on behalf of our customers. The information our systems provide also assists us in our day-to-day business decisions so that we may efficiently manage our lease portfolio and improve customer service. While we maintain back-up systems, the failure of our IT systems to perform as we anticipate or to prevent breaches in our systems by cyber security threats could disrupt our business and results of operation and cause our relationships with our customers to suffer. In addition, while we have taken precautionary measures and have implemented contingency plans, our systems are vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power loss and computer systems failures and viruses. Any such interruption could negatively affect our business.

        We are in the process of implementing a new ERP system and other new applications scheduled to be in use by the first or second quarter of 2018. This system is designed to improve the efficiency of our supply chain and financial transaction processes, accurately maintain our books and records and provide important information to our business team. We may experience periodic or prolonged disruption of our IT infrastructure arising out of the conversion to the new ERP system, general use of such system, periodic upgrades and updates or external factors outside of our control. Any such disruption could adversely affect our ability to complete essential business processes. If we encounter unforeseen problems with regard to our new ERP system, our business, operations and financial condition could be adversely affected.

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

  •
  government instability;

  •
  nationalization of foreign assets;

  •
  government protectionism;

  •
  compliance with export controls;

  •
  diminished legal rights and remedies in foreign courts;

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

  •
  restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions; and

  •
  compliance with applicable anti-corruption laws.

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

  •
  an increase in the cost of incurring debt, including under our ABL Facility and capital leases, which could potentially limit growth and acquisitions; and

  •
  reduced demand for our products and services, resulting in lower sales volumes, lower prices, lower lease utilization rates and decreased profits.

We may pursue acquisition opportunities, which could subject us to considerable business and financial risk.

        As part of our growth plan, we may undertake strategic acquisitions and/or joint ventures (which may include joint ventures established with other chassis providers to manage the chassis contributed by us and them to various Co-op pools). In addition, we believe there are significant opportunities to grow our business through acquisitions of additional chassis and we explore potential growth in the ordinary course of our business, including purchasing marine chassis fleets from shipping lines and investing in new and remanufactured chassis to support organic growth. The acquisitions of additional chassis can vary in number and could exceed actual demand at the time we take delivery or be larger than our historical increase in chassis available for lease. Our ability to realize the anticipated benefits of potential future acquisitions of chassis for lease will depend, in part, on our ability to integrate such chassis with our current business model. The process of acquiring or integrating additional chassis may disrupt our business and may not result in the full benefits expected.

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

Our hedging strategies may not be successful in mitigating our risks associated with interest rates and expose us to counter party risk.

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

        Interest rate derivatives involve counterparty credit risk. As of December 31, 2016, we had four interest rate derivatives. These derivatives are held with counterparties with a credit rating of Baa2 and A3 by Moody's. Although we do not anticipate that these counterparties will fail to meet their obligations, if these counterparties cannot meet their obligations, we will bear the resulting losses. Agency ratings are subject to change, and there can be no assurance that a ratings agency will continue to rate these counterparties, and/or maintain their current rating. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the rating agency, and each rating should be evaluated independently of any other rating. We cannot predict the effect that a change in the ratings of these counterparties will have on their ability to meet their obligations. Any of the foregoing risks could adversely affect our business, financial condition and results of operations.

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

        Management is currently assessing the impact the adoption of the new accounting standard will have on our financial statements. Although we believe the presentation of our financial statements, and those of our lessees, could change, we do not believe the new accounting standard will change the fundamental economic reasons for which our customers lease chassis. However, since the changes to lease accounting under the new accounting standard no longer permit "off-balance sheet" presentation by lessees under an operating lease, there will be little difference between the accounting treatment of asset ownership versus asset leasing. As a result, lessees may elect to purchase chassis instead of leasing them, which may have an adverse effect on our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        NONE

ITEM 2.    PROPERTIES

        At December 31, 2016, we are headquartered in an office building in Princeton, New Jersey, where we lease 82,283 square feet of office space and where we employ 351 people. Additionally, we lease 26 other small offices in 14 states in the United States where the remainder of our staff is located.

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

	Year ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Total revenues	$669,203	$691,424	$626,988	$515,244	$414,593
Direct operating expenses	373,966	377,715	333,135	289,767	214,125
Selling, general and administrative expenses	98,023	91,279	84,346	58,031	46,038
Depreciation expense	74,414	72,128	72,114	71,791	66,052
Provision (recovery) for doubtful accounts	7,812	(258)	14,007	11,369	4,137
Impairment of leasing equipment	13,917	7,277	5,855	5,857	6,506
Early retirement of leasing equipment	—	—	37,766	—	—
Restructuring expense	1,806	—	—	—	—
Loss on modification and extinguishment of debt and capital lease obligations	7,486	19,852	315	904	8,850
Interest expense	62,777	80,246	86,837	91,085	75,102
Interest income	(109)	(19)	(61)	(287)	(143)
Other income, net(1)	(1,607)	(1,394)	(925)	(2,074)	(809)

Total expenses	638,485	646,826	633,389	526,443	419,858

Income (loss) before provision (benefit) for income taxes	30,718	44,598	(6,401)	(11,199)	(5,265)
Provision (benefit) for income taxes(2)	10,793	17,880	(3,445)	18,154	(2,175)

Net income (loss)	$19,925	$26,718	$(2,956)	$(29,353)	$(3,090)

	As of December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$15,620	$3,161	$4,256	$11,843	$26,556
Accounts receivable, net of allowance	96,898	110,662	135,076	113,138	80,620
Net investment in direct finance leases	11,306	12,797	16,215	25,026	40,729
Leasing equipment, net of accumulated depreciation	1,408,370	1,435,978	1,436,909	1,394,088	1,325,383
Total assets	1,845,851	1,847,496	1,864,762	1,816,577	1,739,117
Deferred income taxes, net	147,765	127,580	102,467	99,331	73,569
Total debt and capital lease obligations	1,097,401	1,080,679	1,164,222	1,164,137	1,108,397
Total liabilities	1,294,552	1,278,842	1,334,364	1,292,919	1,200,210
Total member's interest	549,223	568,654	530,398	523,658	538,907

	Year ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Consolidated Statement of Cash Flows Data:
Cash flows provided by (used in) operating activities	$151,052	$181,335	$138,549	$66,756	$(8,271)
Capital expenditures gross	97,788	92,277	154,375	145,338	103,577

	Year ended December 31,
	2016	2015	2014	2013	2012
Selected Fleet Data:
Active fleet(3)	264,489	278,093	276,038	276,516	269,388
Operating Utilization(4)	91.9%	94.5%	95.4%	92.3%	92.1%

(1)
Primarily represents (gain) loss from sale of equipment.

(2)
2013 includes non-cash tax expense of $22,105 related to a $56,120 gain recognized solely for tax purposes related to a distribution of stock in a related company. See Note 10 to our Consolidated Financial Statements.

(3)
Includes equipment on hire and equipment available for hire.

(4)
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

        Our fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by us on behalf of third-party owners in pooling arrangements. As of December 31, 2016, we owned, leased-in or managed a fleet of 303,246 chassis and units available for remanufacture. The net book value of our owned equipment was approximately $1.42 billion.

        We operate our business through two operating segments: the Marine Market segment and the Domestic Market segment.

  •
  Marine Market segment—primarily serving shipping lines and motor carriers with 20', 40' and 45' foot chassis. These chassis are used in the transport of dry or refrigerated marine shipping containers of the same size carrying goods between port terminals and/or railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2016, our active fleet included 184,307 marine chassis.

  •
  Domestic Market segment—primarily serving railroads and major U.S. intermodal transportation companies with 53' chassis. These chassis are used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations, principally in the United States. We offer customers both long-term leases and short-term leases or rental agreements. As of December 31, 2016, our active fleet included 80,182 domestic chassis.

        As of December 31, 2016, approximately 15%, 1%, and 84% of our on-hire chassis fleet was leased on term leases, direct finance leases or in chassis pools, respectively. As of December 31, 2016, 21% of our on-hire fleet was under existing agreements that provided for total contractual cash flow of $171.7 million over the remaining life of the contracts assuming no leases are further renewed upon expiration.

        The table below summarizes our total fleet by type of lease as of December 31, 2016:

	Units		Net book value
Total fleet by lease type	# of units	% of total	$ in millions	% of total	Average age (in years)	% of On-hire fleet
Term lease	36,505	12	$186.9	13	14.1	15
Direct finance lease	3,464	1	11.3	1	10.8	1
Marine chassis pool	133,494	44	590.5	42	14.9	55
Domestic chassis pool	69,530	23	443.4	31	9.2	29

On-hire fleet	242,993	80	1,232.1	87	13.2	100

Available fleet	21,496	7	86.0	6	16.2

Active fleet	264,489	87	1,318.1	93	13.5

Units available for remanufacture	38,757	13	101.6	7

Total fleet	303,246	100	$1,419.7	100

Term lease products

        Under a term lease, the lessee commits to a fixed lease term, typically between 1 and 5 years. We retain the benefit and residual value of equipment ownership and bear the risk of re-leasing the asset upon expiration of the lease. Our term lease renewal rate for the year ended December 31, 2016 approximated 68%. During 2016, several of our lessees have opted to continue renting chassis from us through pool arrangements upon the expiration of their term leases. If we include these rentals, the renewal rate for the year ended December 31, 2016 would be approximately 76%. The declining renewal rates reflect the continued trend toward pool arrangements which requires less chassis to be supplied than term leases.

Direct finance lease products

        Direct finance lease terms and conditions are similar to those of our term leases, except that, under a direct finance lease, the customer commits to a fixed lease term and typically receives a bargain purchase option at the expiration of the lease. Under this arrangement, the substantive risks and benefits of equipment ownership are transferred to the lessee. The lease payments are segregated into principal and interest components that are similar to a loan. The interest component, calculated using the effective interest method over the term of the lease, is recognized as Finance revenue. The principal component of the lease is reflected as a reduction to the net investment in the direct finance lease. The typical initial term on these leases is between 3 and 10 years, with multiple renewals to extend the lease term by another 1 to 3 years.

Chassis pools

        We operate and maintain domestic and marine chassis pools. A chassis pool is similar to a car rental model in which we provide a shared pool of chassis at major intermodal transportation points such as port terminals and railroad ramps for use by multiple customers on an as-needed basis. Additionally, we are a contributor to several cooperative pools. In a cooperative ("co-op") pool model, several chassis owners contribute chassis into a single pool for users. Contributors must contribute a number of chassis proportionate to that of their customer usage. An authorized user of the pool may use any chassis in that pool regardless of the owner/contributor of the chassis. Costs of the pool are charged back to the contributors in one of several allocation bases, either by total number of chassis contributed or by number of chassis actually used. Customers generally enter into pool user agreements for a period of one to five years and may be subject to subscription levels for minimum chassis usage. As of December 31, 2016, 15% of chassis pool revenue was generated by such minimum usage arrangements reflecting recent trends toward a "pay-as-you-go" model. Multi-year agreements typically contain annual pricing reset features.

Marine chassis pools

        We operate pools and contribute chassis in many of the major port terminals and railroad ramps on the Eastern seaboard, Gulf Coast, Midwest, Pacific Northwest and the Pacific Southwest using marine 20', 40' and 45' chassis. As of December 31, 2016, we owned 125,762 chassis and managed 7,732 chassis owned and contributed by shipping lines for a total of 133,494 chassis engaged in providing this service. The net book value of our owned marine pool units amounted to $590.5 million as of December 31, 2016. Marine chassis pool customers pay per diem rates and in some cases are subject to subscription levels for minimum chassis usage that are typically one year in length. For the year ended December 31, 2016, approximately 2% of marine chassis pool revenue was generated under subscription arrangements.

Domestic chassis pools

        We also operate pools for domestic 53' chassis at railroad ramps throughout the United States. As of December 31, 2016, we had 69,530 chassis, including 7,995 chassis that we lease-in, engaged in providing this service. The net book value of the domestic pool chassis that we own totaled $443.4 million, as of December 31, 2016. In 2015, we had exclusive arrangements with five of the seven Class I railroads that carry freight in the United States to provide this service at many of their railroad ramps. However, later that same year, we were advised by one of the Class I railroads that they would not renew their contract on an exclusive basis when the agreement terminated in 2016. In the fourth quarter of 2016, we signed a non-exclusive agreement with this railroad. Additionally in 2016, we were advised by two more Class I railroads with whom we had exclusive arrangements that they did not wish to renew on an exclusive basis. We have already signed a new non-exclusive contract with one of these two railroads and while we are in the early stages of negotiations with the second railroad, we expect to ultimately sign a non-exclusive renewal contract with them as well. With regard to the leasing of these domestic chassis, we have long-term contracts with many of the largest intermodal logistics companies and railroads that operate standard-size domestic intermodal equipment. Large portions of our domestic chassis are leased under these contracts and under similar contracts with other customers and in some cases are subject to subscription levels for minimum chassis usage that are typically three to five years in length. For the year ended December 31, 2016, approximately 47% of domestic chassis pool revenue was generated under subscription arrangements, down from 50% in 2015. However, during 2016, one of our ten largest customers has decided to buy chassis and, as a result, is expected to no longer be a substantial customer of ours by the end of 2017.

Other revenue

        Other revenue is derived from four primary sources: maintenance and repair service revenue, repositioning revenue, management services revenue and emergency roadside repair revenue resulting from the Interstar Acquisition.

Primary operating performance metrics

        Revenue growth for our business is driven by the size of our fleet, utilization of our equipment and average lease rates. We plan to grow our fleet by investing in new, used and remanufactured chassis. Our utilization rates are determined by the percentage of our total fleet that is on-hire, excluding chassis awaiting the remanufacture process. Typically, pooled chassis are in use by a customer between 70% and 90% of the time depending upon seasonality. However, to the extent our equipment is either assigned to chassis pools or managed by a third party, the equipment is considered fully utilized since it is not available for us to lease regardless of whether all of the units are generating income. The increase in utilization rates is, in part, due to the fact that as we grow our pools and allocate more chassis to pools, such assets are considered fully utilized and, therefore, increase our utilization rate. As of December 31, 2016 and 2015, our utilization rates were 91.9% and 94.5%, respectively.

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

Operating costs

        Our operating costs generally consist of direct operating costs, selling, general and administrative expenses, capital costs associated with our equipment (depreciation and interest expense) as well as other costs. Direct operating expenses are primarily related to costs incurred in relation to leasing equipment that is not being leased to a third-party and for equipment in the Company's chassis pools. These expenses primarily consist of costs to repair and maintain the equipment, to store the equipment when it is not on lease, to reposition the equipment for pick-up by a customer, and equipment rental related costs to meet customer demand. Some of these costs are charged back to our lessees including the handling fees and a portion of the maintenance and repair expenses. Our selling, general and administrative expenses reflect the cost of our personnel, including our senior management, sales, operations, finance and accounting staff as well as our information technology infrastructure.

Seasonality

        Our business experiences seasonal revenue trends that correlate directly to increases in the importation of goods via intermodal containers and domestic container traffic linked to the movement of goods in anticipation of the year-end holiday season. The "peak" season generally begins in the early third quarter and then begins to slow in the late third quarter and early part of the fourth quarter. However in 2016, our marine pool volumes were generally unchanged in our second and third quarters and slightly declined in the fourth quarter. Our domestic pool usage grew moderately in each quarter of 2016. Our operating expenses will move in tandem with the increased volume of container traffic and are also impacted by the warmer weather during the summer months in the mid-western, southern and eastern parts of the United States. We generally experience higher volumes of tire replacement costs during these months. No other significant seasonal trends currently exist in our business.

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

        Among the impairment indicators noted above, we view the impact of a potential downturn in the global economy as having the most significant impact and being the most important source of volatility on our leasing asset valuation estimates. While we have experienced volatility in our impairment associated with shrinkage and decisions to no longer support certain types of chassis in recent years, we believe we have the appropriate controls and influence over these matters and do not view them as being of a high risk nature in the future. When indicators of impairment suggest that the carrying value of our leasing assets may not be recoverable, we determine whether the impairment recognition criteria have been met by evaluating whether the carrying value of the leasing assets taken as a whole exceeds the related undiscounted future cash flows expected to result from the use and eventual disposition of the asset group. The preparation of the related undiscounted cash flows requires the use of assumptions and estimates, including the level of future rents, and the residual value expected to be realized upon disposition of the assets, estimated downtime between re-leasing events and the amount of re-leasing costs. While we believe the estimates and assumptions used in developing our undiscounted future cash flows of our leasing equipment are reasonable, if a significant unfavorable change were to occur affecting the underlying assumptions of such future events or circumstances, a material adverse impact to our consolidated results and financial position could result.

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

Goodwill

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with the Intangibles—Goodwill and Other Topic of the FASB ASC, goodwill is not amortized, but instead is tested for impairment at the reporting unit level annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such review is subjective and relies upon the collective insight and experience of the senior management team. Management has determined that there are two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance has been assigned to these two reporting units using a relative fair value allocation approach. As of December 31, 2016, there was no impairment of goodwill for either segment.

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

        The manner in which a derivative instrument is recorded depends on whether it qualifies for hedge accounting. Hedge accounting requires that, at the beginning of each hedge period, we justify an expectation that the relationship between the changes in fair value of derivatives designed as hedges compared to changes in the fair value of the underlying hedged items will be highly effective. This effectiveness assessment, which is performed at least quarterly, involves an estimation of changes in fair value resulting from changes in interest rates, as well as the probability of the occurrence of transactions for cash flow hedges. The use of different assumptions and changing market conditions may impact the results of the effectiveness assessment and ultimately the timing of when changes in derivative fair values and the underlying hedged items are recorded in our Consolidated Statement of Operations. Once qualified, we apply hedge accounting and designate and account for interest rate swap contracts as cash flow hedges. For effective cash flow hedges, changes in fair value are deferred and recorded in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The ineffective portion of cash flow hedges is recognized in earnings immediately and recorded in Interest expense in the Consolidated Statements of Operations.

Provision for doubtful accounts

        Beginning in 2011 and continuing through 2016, certain of our shipping line customers migrated away from providing chassis as an integral part of their transportation-related services. As a result, we are providing a greater number of chassis directly to motor carriers who represent a higher credit risk than our traditional customer base that generally consists of larger companies with greater liquidity and resources. Notwithstanding this change, our methodology for assessing the adequacy of the provision for doubtful accounts has not changed significantly.

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

        We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence. After considering the future reversal of our existing taxable temporary differences coupled with future earnings and tax planning strategies, we do not believe a valuation allowance is required on the majority of our deferred tax assets.

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

Recently adopted and recently issued accounting standards

Adopted in 2016

        In August 2016, the FASB issued authoritative guidance on accounting for Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments: ("ASU 2016-15"). The standard provides guidance on eight specific cash flow items and their classifications in the statement of cash flows thereby reducing the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this standard in 2016 did not have any impact on the Company's Consolidated Financial Statements.

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

New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance was effective for fiscal years and interim periods beginning after December 15, 2016 and early application was not permitted. However, on July 9, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years and interim periods beginning after December 15, 2017. The FASB also decided to allow early adoption but no earlier than the original effective date of December 15, 2016. Entities must adopt the new guidance using one of two retrospective application methods. We established a team comprised of people that are familiar with the contracts we have with our customers within each of our segments. We are in the process of performing a preliminary analysis with regard to such contracts to evaluate the potential effect of the new standard and related disclosures, as well as which transition method we will elect. We will continue to review the terms of such contracts to determine if material differences exist under the new standard versus our existing revenue recognition policy, and will update our disclosure as material changes, if any, are identified.

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

        In March 2016, the FASB issued authoritative guidance on accounting for Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting: ("ASU 2016-09"). The amendments in this update affect all entities that issue share-based payment awards to their employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee's behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company believes there will be no significant impact to the Company's Consolidated Financial Statements upon adoption in 2017.

        No other new accounting pronouncements issued or effective during 2016 had or are expected to have a material impact on the Company's Consolidated Financial Statements.

2016 versus 2015

Comparison of our consolidated results for the year ended December 31, 2016 to the year ended December 31, 2015

	Year Ended December 31,		Variance
	2016	2015	$ change	% change
Revenues:
Equipment leasing revenue	$624,728	$661,247	$(36,519)	(6)
Finance revenue	1,390	1,536	(146)	(10)
Other revenue	43,085	28,641	14,444	50

Total revenues	$669,203	$691,424	$(22,221)	(3)

Expenses:
Direct operating expenses	373,966	377,715	(3,749)	(1)
Selling, general and administrative expenses	98,023	91,279	6,744	7
Depreciation expense	74,414	72,128	2,286	3
Provision (recovery) for doubtful accounts	7,812	(258)	8,070	**
Impairment of leasing equipment	13,917	7,277	6,640	91
Restructuring expense	1,806	—	1,806	**
Loss on modification and extinguishment of debt and capital lease obligations	7,486	19,852	(12,366)	(62)
Interest expense	62,777	80,246	(17,469)	(22)
Interest income	(109)	(19)	(90)	**
Other income, net	(1,607)	(1,394)	(213)	15

Total expenses	638,485	646,826	(8,341)	(1)

Income before provision for income taxes	30,718	44,598	(13,880)	(31)
Provision for income taxes	10,793	17,880	(7,087)	(40)

Net income	$19,925	$26,718	$(6,793)	(25)

Adjusted EBITDA(1)	$195,771	$227,228	$(31,457)	(14)

**
Not meaningful

(1)
For a reconciliation of Adjusted EBITDA to the most directly comparable U.S. GAAP measures, see "Non-GAAP Measures".

Revenues

        Total Company revenue was $669.2 million for the year ended December 31, 2016 compared to $691.4 million for the year ended December 31, 2015, a decrease of $22.2 million or 3%.

        Equipment leasing revenue was $624.7 million for the year ended December 31, 2016 compared to $661.2 million for the year ended December 31, 2015, a decrease of $36.5 million or 6%. This decrease was primarily due to a 1% decrease in average per diem rates, which resulted in a decrease in equipment leasing revenue of $8.9 million and a decrease in the average on-hire fleet of approximately 11,500 chassis, or 4%, which led to a decrease in equipment leasing revenue of $29.3 million. The decrease in the on-hire fleet was due to lower over-all demand and continued scrapping of end of life equipment. These decreases were partially offset by one additional billing day during the year ended December 31, 2016 which led to an increase in equipment leasing revenue of $1.7 million.

        The overall decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the current year period and an increase in chassis usage and average per diem rates within our domestic pool.

        Finance revenue was $1.4 million for the year ended December 31, 2016 compared to $1.5 million for the year ended December 31, 2015, a decrease of $0.1 million or 7%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $2.1 million due to normal amortization through principal payments and maturing lease arrangements, partially offset by an increase in the average interest rate for new direct finance lease arrangements.

        Other revenue was $43.1 million for the year ended December 31, 2016 compared to $28.6 million for the year ended December 31, 2015, an increase of $14.5 million or 51%. This increase was primarily attributable to $15.3 million of emergency roadside repair billings resulting from the Interstar Acquisition and a $2.6 million increase in repair billings. These increases were partially offset by a $2.4 million reduction in billings for the repositioning of equipment and a decrease in scrap metal proceeds in connection with the disposal of end-of-life chassis of $1.0 million.

Marine Market segment

        Total Marine Market segment revenue was $453.2 million for the year ended December 31, 2016 compared to $497.3 million for the year ended December 31, 2015, a decrease of $44.1 million or 9%.

	Year Ended December 31,
Key Operating Statistics	2016	2015	Variance	% Change
Marine Market segment
Pool Statistics
Per Diem Revenue	$405,274	$444,513	$(39,239)	(9)
Average Total Fleet	140,783	149,004	(8,221)	(6)
Average Daily Revenue per Chassis	$7.87	$8.17	$(0.30)	(4)
Term Lease Statistics
Per Diem Revenue	$35,248	$37,937	$(2,689)	(7)
Average Total Fleet	29,301	33,342	(4,041)	(12)
Average Daily Revenue per Chassis	$3.29	$3.12	$0.17	5

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

        Equipment leasing revenue was $440.5 million for the year ended December 31, 2016 compared to $482.5 million for the year ended December 31, 2015, a decrease of $42.0 million or 9%. Marine pool per diem revenues decreased $39.2 million or 9%. This decrease was primarily due to a 6% decrease in the average number of chassis in our marine pools and a 4% decrease in the average per diem rates in our marine pools. These decreases were partially offset by one additional billing day during the year ended December 31, 2016 which led to an increase in equipment leasing revenue of $1.1 million. The decrease in average per diem rates was primarily due to lower chassis usage within our marine pools, the impact of which was partially offset by higher per diem rates charged to motor carriers during the current year period. The net reduction in the number of chassis in our marine pools was primarily due to moving chassis into depot and long-term storage locations and a reduction in leased-in chassis, both of which are a result of the decline in demand experienced during the current year period. Marine pool per diem revenues attributable to motor carriers rose to 61% of total marine pool per diem revenue for the year ended December 31, 2016 from 54% for the year ended December 31, 2015. Marine term lease revenues decreased $2.7 million or 7% primarily due to a 12% decrease in the average number of chassis on-hire, partially offset by a 5% increase in the average per diem rates. The decrease in the average number of chassis on hire was primarily due to reduced demand experienced during the current year period. The increase in the average per diem rates was primarily due to the expiration of lower rate term leases and incremental term leases at higher per diem rates.

        Finance revenue was $1.4 million for the year ended December 31, 2016 compared to $1.5 million for the year ended December 31, 2015, a decrease of $0.1 million or 7%. This decrease was primarily the result of a reduction in the average investment in direct finance leases of $2.1 million due to normal amortization through principal payments and maturing lease arrangements, partially offset by an increase in the average interest rate for new direct finance lease arrangements.

        Other revenue was $11.3 million for the year ended December 31, 2016 compared to $13.3 million for the year ended December 31, 2015, a decrease of $2.0 million or 15%. This decrease was primarily attributable to a $1.4 million reduction in repair billings and a $0.6 million decrease in billings for the repositioning of equipment.

Domestic Market segment

        Total Domestic Market segment revenue was $191.2 million for the year ended December 31, 2016 compared to $187.4 million for the year ended December 31, 2015, an increase of $3.8 million or 2%.

	Year Ended December 31,
Key Operating Statistics	2016	2015	Variance	% Change
Domestic Market segment
Pool Statistics
Per Diem Revenue	$169,612	$162,837	$6,775	4
Average Total Fleet	68,104	65,930	2,174	3
Average Daily Revenue per Chassis	$6.81	$6.77	$0.04	1
Term Lease Statistics
Per Diem Revenue	$14,595	$15,959	$(1,364)	(9)
Average Total Fleet	10,923	12,375	(1,452)	(12)
Average Daily Revenue per Chassis	$3.65	$3.53	$0.12	3

Per Diem Revenue represents revenues billed under operating leases and excludes amounts billed to lessees for maintenance and repair, positioning and handling, and other ancillary charges.

Average Total Fleet is based upon the total fleet at each month end.

        Equipment leasing revenue was $184.2 million for the year ended December 31, 2016 compared to $178.8 million for the year ended December 31, 2015, an increase of $5.4 million or 3%. Domestic pool per diem revenues increased $6.8 million or 4%. This increase was primarily due to a 3% increase in the average number of chassis in our domestic pools, a 1% increase in the average per diem rates in our domestic pools and one additional billing day during the year ended December 31, 2016 which led to an increase in equipment leasing revenue of $0.5 million. Domestic term lease revenues decreased $1.4 million or 9% primarily due to a 12% decrease in the average number of chassis on-hire, partially offset by a 3% increase in the average per diem rates.

        Other revenue was $6.9 million for the year ended December 31, 2016 compared to $8.5 million for the year ended December 31, 2015, a decrease of $1.6 million or 19%. This decrease was primarily attributable to a $1.5 million reduction in billings for the repositioning of equipment and a $0.1 million decrease in repair billings.

Direct operating expenses

        Total Company direct operating expenses were $374.0 million for the year ended December 31, 2016 compared to $377.7 million for the year ended December 31, 2015, a decrease of $3.7 million or 1%. Overall maintenance and repair expenses decreased $9.2 million or 3%, which includes $10.9 million of incremental maintenance and repair expenses resulting from the Interstar Acquisition. Maintenance and repair expenses within our Marine and Domestic Market Segments decreased $17.9 million or 7%, which was primarily due to a lower average cost per repair, as well as a net decrease in the average number of chassis operating in our marine and domestic chassis pools, partially offset by a higher frequency of repairs. The decrease in the average cost per repair within the Marine Market segment was primarily due to reduced maintenance and repair spending in response to the reduced demand experienced during the year ended December 31, 2016 versus the comparable period of 2015, partially offset by a higher frequency of repairs. Maintenance and repair expenses for chassis residing at third party depots and at the Company's service centers decreased $2.2 million during the year ended December 31, 2016 versus the comparable period of 2015. Additionally, there was a reduction in chassis usage fees of $4.5 million. These decreases were partially offset by an increase in pool operational expense of $3.4 million, as well as an increase in repositioning and handling expenses and storage costs of $3.3 million and $2.9 million, respectively. The increase in pool operational expense was primarily due to facility rental agreements in the Northeast entered into during the fourth quarter of 2015. Other direct operating expenses increased by $0.4 million.

Marine Market segment

        Direct operating expenses for the Marine Market segment were $275.3 million for the year ended December 31, 2016 compared to $293.9 million for the year ended December 31, 2015, a decrease of $18.6 million or 6%. Maintenance and repair expenses decreased $20.7 million or 9%, which was primarily due to a lower average cost per repair and a decrease in the average number of chassis operating in our marine chassis pools. The decrease in the average cost per repair was primarily due to reduced maintenance and repair spending in response to the reduced demand experienced during the year ended December 31, 2016 versus the comparable period of 2015, partially offset by a higher frequency of repairs. Additionally, there was a reduction in chassis usage fees of $5.1 million. These decreases were partially offset by an increase in pool operational expense of $3.3 million and storage costs of $3.2 million. In addition, repositioning and handling expenses increased $0.7 million versus the comparable period of 2015.

Domestic Market segment

        Direct operating expenses for the Domestic Market segment were $66.7 million for the year ended December 31, 2016 compared to $61.8 million for the year ended December 31, 2015, an increase of $4.9 million or 8%. Maintenance and repair expenses increased $2.8 million or 6%, which was primarily due to a 3% increase in the average number of chassis operating in our domestic chassis pools and an increase in the average cost per repair partially offset by a lower frequency of repairs during the year ended December 31, 2016 versus the comparable period of 2015. Additionally, we experienced an increase in repositioning and handling expenses of $1.3 million and chassis usage fees of $0.5 million. Other direct operating expenses increased by $0.3 million.

Revenues and Adjusted EBITDA by segment

	Revenues			Adjusted EBITDA
	Year Ended Dec 31, 2016	Year Ended Dec 31, 2015	Variance	Year Ended Dec 31, 2016	Year Ended Dec 31, 2015	Variance
Consolidated Statement of Operations Data:
Marine Market segment	$453,217	$497,268	$(44,051)	$112,175	$150,934	$(38,759)
Domestic Market segment	191,164	187,387	3,777	102,915	107,305	(4,390)

Total Reportable segments	$644,381	$684,655	$(40,274)	$215,090	$258,239	$(43,149)
Other	24,822	6,769	18,053	(19,319)	(31,011)	11,692

Total Company	$669,203	$691,424	$(22,221)	$195,771	$227,228	$(31,457)

Principal collections on direct finance leases				(2,945)	(3,665)
Share-based compensation				(1,821)	(625)
Non-recurring professional fees primarily associated with termination of bond offering				(1,603)	—
Restructuring expense				(1,806)	—
Depreciation expense				(74,414)	(72,128)
Impairment of leasing equipment				(13,917)	(7,277)
Loss on modification and extinguishment of debt and capital lease obligations				(7,486)	(19,852)
Interest expense				(62,777)	(80,246)
Other income, net				1,607	1,144
Interest income				109	19

Income before provision for income taxes				30,718	44,598
Provision for income taxes				10,793	17,880

Net income				$19,925	$26,718

Selling, general and administrative expenses

        Selling, general and administrative expenses were $98.0 million for the year ended December 31, 2016 compared to $91.3 million for the year ended December 31, 2015, an increase of $6.7 million or 7%. This increase was primarily due to incremental expenses of $3.6 million resulting from the Interstar Acquisition and increased employee-related expenses in support of operational cost containment initiatives, including in-sourcing depot operations at select locations. Also contributing to this increase were consulting fees in support of information technology initiatives, higher occupancy costs associated with our new corporate headquarters and $1.6 million of costs associated with a debt offering process which was terminated during March 2016. These increases were partially offset by incremental capitalization of compensation and related benefit costs for employees directly associated with the development of Project Helix and a reduction in incentive-based compensation.

Depreciation expense

        Depreciation expense was $74.4 million for the year ended December 31, 2016 compared to $72.1 million for the year ended December 31, 2015, an increase of $2.3 million or 3%. This increase was primarily due to incremental depreciation expense resulting from chassis acquired and remanufactured since January 1, 2016. The aforementioned chassis acquisitions were related to marine chassis purchased from the shipping lines and the purchase of previously leased-in domestic chassis to support the growth in the domestic pool. Also contributing to the increase in depreciation expense were amortized costs for leasehold improvements, furniture and fixtures and computer equipment acquisitions associated with our new corporate headquarters and incremental depreciation expense resulting from the Interstar Acquisition.

Provision (recovery) for doubtful accounts

        The provision for doubtful accounts was $7.8 million for the year ended December 31, 2016 compared to a recovery of $0.3 million for the year ended December 31, 2015, an increase of $8.1 million versus the comparable period of 2015. This increase was primarily due to a $6.9 million incremental reserve requirement resulting from Hanjin Shipping's August 2016 bankruptcy filing, as well as incremental billings to motor carriers, partially offset by an improved collection experience with our motor carriers.

Impairment of leasing equipment

        We recorded impairment charges on leasing equipment of $13.9 million for the year ended December 31, 2016 compared to $7.3 million for the year ended December 31, 2015, an increase of $6.6 million. This increase was primarily due to a greater number of end-of-life chassis impaired during the year ended December 31, 2016 versus the comparable period of 2015 and an increase in write-downs associated with axles unsuitable for the remanufacturing program.

Restructuring expense

        During 2016, we recorded a restructuring charge of $1.8 million related to employee severance and termination benefits. This action was taken in response to changing market conditions.

Loss on modification and extinguishment of debt and capital lease obligations

        Loss on modification and extinguishment of debt and capital lease obligations was $7.5 million for the year ended December 31, 2016 compared to $19.9 million for the year ended December 31, 2015, a decrease of $12.4 million or 62%. In August and December 2016, the Company redeemed $80.0 million and $25.0 million, respectively, in aggregate principal amount of our outstanding Notes. The Notes were called at a redemption price equal to 105.500 percent of the principal amount resulting in a redemption premium of $5.8 million. Additionally, $1.5 million of previously deferred financing fees related to the Notes was expensed as a result of this redemption. This compares to the August 2015 redemption of $150.0 million in aggregate principal amount of our outstanding Notes, which were called at a redemption price equal to 108.250 percent of the principal amount resulting in a redemption premium of $12.4 million. Additionally, approximately $3.1 million of previously deferred financing fees related to the Notes were expensed as a result of the August 2015 redemption.

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

        The remaining decrease was primarily due to the exercise of early purchase options on two capital leases during the year ended December 31, 2016. In accordance with such exercise, we recognized a $0.2 million loss on the extinguishment of debt related to contractual premiums paid and the write-off of previously capitalized costs. Conversely, during 2015, we exercised the early purchase option on two capital lease and recognized a $0.9 million loss on the extinguishment of debt related to contractual premiums paid and the write-off of previously capitalized costs.

Interest expense

        Interest expense was $62.8 million for the year ended December 31, 2016 compared to $80.2 million for the year ended December 31, 2015, a decrease of $17.4 million or 22%. Cash interest decreased $10.8 million, while the non-cash interest portion (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) decreased $6.6 million. The decrease in cash interest expense for the year ended December 31, 2016 was primarily due to a lower effective interest rate during the current year period resulting from the August 2015 and August 2016 refinancing of $150.0 million and $80.0 million, respectively, aggregate principal amount of 11% Senior Secured Notes with proceeds drawn under our ABL Facility which had a weighted-average interest rate for the year ended December 31, 2016 of 2.75%.

Other income, net

        Other income, net for the year ended December 31, 2016 was $1.6 million compared to $1.4 million for the year ended December 31, 2015, an increase of $0.2 million.

Provision for income taxes

        The effective income tax rates for the years ended December 31, 2016 and 2015 were 35% and 40%, respectively. In both periods, the effective tax rate was adversely impacted by Canadian and Mexican tax provisions. In addition, the effective tax rate for the year ended December 31, 2016 was favorably impacted by a lower state effective tax rate and the recognition of a Research & Development tax credit on the Project Helix costs.

Net income

        Net income was $19.9 million for the year ended December 31, 2016 compared to a net income of $26.7 million for the year ended December 31, 2015. The decrease in the net income was attributable to the items noted above.

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

        This increase was primarily due to the August 2015 redemption of $150.0 million in aggregate principal amount of our outstanding Notes. The Notes were called at a redemption price equal to 108.25 percent of the principal amount resulting in a redemption premium of $12.4 million. Additionally, approximately $3.1 million of previously deferred financing fees related to these Notes was expensed as a result of this redemption.

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

Interest expense

        Interest expense was $80.2 million for the year ended December 31, 2015 compared to $86.8 million for the year ended December 31, 2014, a decrease of $6.6 million or 8%. Cash interest decreased $8.1 million, while the non-cash interest portion (consisting of deferred financing fees, amortized losses on terminations of derivative instruments and fair value adjustments for derivative instruments) increased $1.5 million. The decrease in cash interest expense for the year ended December 31, 2015 was primarily due to a lower interest rate in effect during the year which resulted from the refinancing of $150.0 million aggregate principal amount of our Notes with proceeds drawn under our ABL Facility which had a weighted-average interest rate for 2015 of 3.51% and lower average debt levels.

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

        Revenues from operating activities include term lease and marine and domestic pool revenues, direct finance lease collections, emergency road service billings and billings to lessees for maintenance and repair, repositioning and management fees. Cash flow provided by operating activities was $151.1 million, $181.3 million and $138.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        Amounts outstanding under existing borrowing facilities were $1.10 billion as of December 31, 2016, $1.08 billion as of December 31, 2015 and $1.16 billion as of December 31, 2014. As of December 31, 2016, we had $1,032.0 million outstanding under the ABL Facility and excess availability of $203.0 million. No other amounts are available to draw under other currently available borrowing facilities. Our ability to draw the excess availability could be limited in the future by testing of financial covenants and other ABL Facility limiters depending on the use of drawn funds. As of December 31, 2016, we were in compliance with all financial covenants as defined under the indenture, the ABL

Facility and other agreements. We believe that we will be able to continue to maintain compliance with all applicable covenants for the next 12 months. See "Risk factors—Our debt agreements contain restrictions that limit our flexibility in operating our business."

Other Considerations

        On January 14, 2016, we borrowed $51.0 million (the "Borrowing") under the revolving credit facility of the ABL Facility. The Borrowing was used to finance the repurchase and retirement of 62 shares, par value $0.01 per share, of the common stock of Interpool, Inc. held by the Company, the sole shareholder of Interpool, Inc., at an aggregate purchase price of approximately $51.0 million (the "Repurchase Amount"). Through a successive chain of dividends, the Repurchase Amount was received pro rata by our indirect shareholders of record, including certain private equity funds that are managed by an affiliate of Fortress Investment Group LLC, employees of affiliates of Seacastle Inc. (our indirect parent) and members of management.

        On August 15, 2016, we borrowed $80.0 million under our ABL Facility which carries an interest rate of one-month LIBOR + 2.00% and matures on December 10, 2020, which is the maturity date of the ABL Facility. The funds were used to finance the redemption of $80.0 million in aggregate principal amount of our outstanding Notes at a redemption price equal to 105.500 percent of such aggregate principal amount. Approximately $84.4 million was paid to redeem the Notes, $80.0 million aggregate principal amount and a premium of $4.4 million. Additionally, $1.2 million of deferred financing fees related to the Notes were expensed upon redemption.

        On December 28, 2016, we borrowed $25.0 million under our ABL Facility which carries an interest rate of one-month LIBOR + 2.00% and matures on December 10, 2020, which is the maturity date of the ABL Facility. The funds were used to finance the redemption of $25.0 million in aggregate principal amount of our outstanding Notes at a redemption price equal to 105.500 percent of such aggregate principal amount. Approximately $26.4 million was paid to redeem the Notes, $25.0 million aggregate principal amount and a premium of $1.4 million. Additionally, $0.3 million of deferred financing fees related to the Notes were expensed upon redemption. As of December 31, 2016, $45.0 million aggregate principal amount of Notes remains outstanding.

        On February 27, 2017, we borrowed $19.0 million under our ABL Facility to partially finance the redemption of an additional $25.0 million in aggregate principal amount of our Notes. See Note 20 "Subsequent Events" to our Consolidated Financial Statements. Furthermore, on an ongoing basis, we will evaluate and consider redeeming the remainder of our outstanding Notes, which would require cash expenditures and may be funded through a combination of cash on hand or further borrowing under our ABL Facility.

        As of December 31, 2016, we have approximately $9.2 million of scheduled debt amortization throughout 2017. This amount does not include $33.5 million of interest payments, $25.5 million of asset and tire purchase commitments and $11.9 million of operating lease commitments existing as of December 31, 2016 and maturing over the next 12 months. We expect that cash flows from operations, principal collections on direct finance leases and amounts available to us under our ABL Facility will be sufficient to meet our liquidity needs for 2017, funding maturing debt and satisfying our contractual obligations. However, we may need to borrow funds to finance the purchases of new and used assets or to remanufacture assets to expand the business. No assurance can be made that we will be able to meet our financing and other liquidity needs as currently contemplated. See "Risk factors—Our inability to service our debt obligations or to obtain additional financing as needed would have a material adverse effect on our business, financial condition and results of operations."

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

Liquidity needs for acquisition of new chassis

        We expect to invest substantial funds to acquire new and used chassis and to refurbish and remanufacture chassis, although there can be no assurances as to the timing and amount of such acquisitions. During the year ended December 31, 2016, $81.2 million was invested of which $54.7 million was used to acquire, refurbish and remanufacture marine chassis and $26.5 million was used to acquire and remanufacture domestic chassis. As of December 31, 2016, an additional $19.0 million was committed to the acquisition and refurbishment of equipment. During the year ended December 31, 2015, $75.4 million was invested of which $33.7 million was used to acquire and refurbish marine chassis and $41.7 million was used to remanufacture domestic chassis.

        We intend to continue funding asset purchases during 2017 through cash flows from operations, collections of principal on direct finance leases, and borrowings under our ABL Facility. However, deterioration in our performance, the credit markets or our inability to obtain additional financing on attractive terms, or at all, could limit our access to funding or drive the cost of capital higher than the current cost. These factors, as well as numerous other factors detailed above in "Risk factors," including "The demand for leased chassis depends on many economic, political and other factors beyond our control and a decrease in the volume of world trade and other factors may adversely affect our business," could limit our ability to raise funds and further the growth of our business.

Cash flow

        Cash flow information for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Net cash provided by operating activities	$151,052	$181,335	$138,549
Net cash used in investing activities	(95,478)	(75,028)	(141,488)
Net cash used in financing activities	(43,072)	(106,517)	(4,306)
Effect of changes in exchange rates on cash and cash equivalents	(43)	(885)	(342)

Net increase (decrease) in cash and cash equivalents	$12,459	$(1,095)	$(7,587)

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

        Net cash provided by operating activities was $151.1 million for the year ended December 31, 2016, compared to $181.3 million for the year ended December 31, 2015, a decrease of $30.3 million. The decrease was primarily the result of decreased profitability on lower leasing equipment revenue of $31.5 million and lower cash provided by working capital and timing of interest payments of $1.1 million.

        Net cash used in investing activities was $95.5 million for the year ended December 31, 2016 compared to $75.0 million for the year ended December 31, 2015, a $20.5 million increase in cash used. The increase was primarily driven by a $5.5 million increase in capital spending, a $4.7 million business acquisition and a $9.7 million decrease in proceeds from sale of leasing equipment and sale of other assets.

        Net cash used in financing activities was $43.1 million for the year ended December 31, 2016 compared to $106.5 million for the year ended December 31, 2015, a $63.4 million decrease in cash used. The decrease in cash used for 2016 is primarily attributed to lower net repayments of long term debt of $100.8 million, lower debt issuance costs of $9.7 million, lower premium paid for redemption of Notes of $6.6 million partially offset by a dividend payment of $51.2 million and an increase in share repurchases from employees of $1.1 million.

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

Contractual obligations and commitments

        The following table summarizes our various contractual obligations in order of their maturity dates as of December 31, 2016. The terms of our credit facilities are more fully described below under "Description of other indebtedness."

		Maturity in years
(Dollars in thousands)	Total as of December 31, 2016	Less than 1 year	2 Years	3 Years	4 Years	5 Years	Thereafter
ABL Facility	$1,032,000	$—	$—	$—	$1,032,000	$—	$—
TRAC 2019 Senior Secured Notes(a)	45,000	—	—	45,000	—	—	—
Loan payable to CIMC	11,989	2,641	2,782	2,931	3,088	547	—
Capital lease obligations	8,412	6,532	502	501	501	376	—
Lease equipment purchase commitments(b)	18,950	18,950	—	—	—	—	—
Tire purchase commitments	23,203	6,613	5,530	5,530	5,530	—	—
Interest payments	128,085	33,531	33,339	33,165	28,031	19	—
Operating leases	39,786	11,864	5,210	3,773	3,407	3,465	12,067

Total	$1,307,425	$80,131	$47,363	$90,900	$1,072,557	$4,407	$12,067

(a)
On February 27, 2017, we borrowed $19.0 million under our ABL Facility to partially finance the redemption of an additional $25.0 million in aggregate principal amount of our Notes. See Note 20 to our Consolidated Financial Statements.

(b)
This represents the non-cancellable portion of contracts related to refurbishment, remanufacturing and capital lease buy-out agreements that aggregate $92.8 million over a four year period.

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

Covenants

        Under the indenture governing the Notes, the ABL Facility and our other debt instruments, we are required to maintain certain financial covenants (as defined in each agreement) including a minimum tangible net worth test, a funded debt to tangible net worth test and a fixed charge coverage test. As of December 31, 2016, we were in compliance with all financial covenants as defined under the indenture, the ABL Facility and other agreements. We believe that we will be able to continue to maintain compliance with all applicable covenants for the next 12 months.

Commitments

Chassis purchase commitments

        Our current chassis purchase commitments are related to commitments to refurbish chassis, remanufacture chassis and exercise a purchase option on a maturing capital lease. We do not bear the risks and rewards of ownership until delivery and therefore do not record an asset or a liability related to the refurbishing and remanufacturing commitments. At December 31, 2016, we had commitments for capital expenditures for leasing equipment of $19.0 million, all of which was committed for 2017.

Tire purchase commitments

        Contemporaneous with the Interstar Acquisition, we committed to purchase from an affiliate of the acquired company 45,000 tires annually for a period of five years. Initial prices for tire types were agreed upon but are subject to purchase price adjustments based on certain changes in the cost of raw materials used in the manufacturing process as well as the mix of tires to be purchased over the commitment period. At December 31, 2016, the tire purchase commitments are estimated to be $23.2 million with $6.6 million committed for 2017 and $5.53 million committed for 2018, 2019 and 2020, respectively.

Operating leases

        We are a party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. The aggregate minimum rental commitment under our material leases was $39.8 million as of December 31, 2016.

Stock Buyback Program

        On April 13, 2016, Interpool instituted a stock buyback program (the "Stock Buyback Program") whereby employees who hold vested shares of SCT Chassis, Inc. ("SCT Chassis"), an indirect parent of the Company, pursuant to Management Shareholder Agreements executed prior to January 1, 2016, will be eligible to elect, on an annual basis, to sell up to 25% of such shares to Interpool. Under the Stock Buyback Program, participants will elect annually whether to participate in the Stock Buyback Program and the number of eligible shares they wish to sell. Elections will generally be made on or about April 30 of each year, and the Stock Buyback Program will expire in 2019 after all completed share repurchase elections are fulfilled for that year. The fair market value price, at which SCT Chassis shares will be repurchased, will be determined each year by the Board of Directors of SCT Chassis. At December 31, 2016, the estimated repurchase amount based on the current such fair market value price of $10.50 per share is $3.0 million.

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

        Operating leases are part of our off-balance sheet arrangements. For more information on our liability under operating leases, see above "—Commitments—Operating leases".

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

ABL Facility

        On August 9, 2012, Interpool together with certain of its subsidiaries, TRAC and TRAC Intermodal Corp, entered into a $725.0 million asset based, senior secured credit agreement with lenders party thereto and JPMorgan Chase Bank, N.A. acting as the administrative agent (the "ABL Facility"). In connection with the ABL Facility, certain rental fleet assets, accounts receivable, instruments, documents, equipment, machinery, deposit, lockbox and securities accounts, investment property, chattel paper, general intangibles and other assets, as agreed, are being pledged for the benefit of the lenders, the administrative agent, the issuing bank and certain other parties as collateral security for the payment and performance of our obligations under the ABL Facility and the related loan documents, certain bank product obligations and certain swap obligations.

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

        The ABL Facility has a maturity date of December 10, 2020 (provided such maturity is at least 91 days prior to the maturity of the Notes or senior notes we may issue, subject to certain exceptions) and borrowings are limited to a maximum amount (the "Borrowing Base") equal to the sum of (i) 85% multiplied by eligible accounts receivable (including Canadian accounts receivable), plus (ii) the lesser of (a) 85% multiplied by the sum of the net book U.S. GAAP depreciated value for eligible rental fleet assets not subject to a direct finance lease and the net investment in accordance with U.S. GAAP with respect to eligible rental fleet assets subject to a direct finance lease (in each case, including rental fleet assets located in Canada and up to the lesser of 5% of the Borrowing Base and $60.0 million of fleet assets located in Mexico) and (b) 80% multiplied by the net orderly liquidation value percentage identified in the most recent rental fleet asset appraisals multiplied by the sum of the net book U.S. GAAP depreciated value for eligible rental fleet assets not subject to a direct finance lease and the net investment in accordance with U.S. GAAP with respect to eligible rental fleet assets subject to a direct finance lease (in each case, including rental fleet assets located in Canada and up to the lesser of 5% of the Borrowing Base and $60.0 million of fleet assets located in Mexico), less (iii) reserves established by the Administrative Agent. Field exams and appraisals will be conducted on a periodic basis, the frequency of which increases subject to certain availability triggers or during the continuance of an event of default.

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

        In addition to the above financial covenants, the ABL Facility contains restrictions, which include but are not limited to, restrictions on the creation of liens, the prepayment of existing indebtedness, the incurrence of additional indebtedness (including guarantee obligations), investments, asset dispositions, sale and leaseback transactions, swap agreements, optional payments and modifications of subordinated and other debt instruments, changes in fiscal year, negative pledge clauses and other burdensome agreements, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, restricted payments (including dividends and other payments in respect of capital stock), asset sales or transfers, amendments of material documents and transactions with respect to PoolStat®. The ABL Facility also provides for cash dominion subject to certain availability triggers.

        The amount outstanding under the ABL Facility was $1,032.0 million and $867.0 million at December 31, 2016 and 2015, respectively. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2016, 2015 and 2014 was 3.11%, 3.51% and 3.60%, respectively. At December 31, 2016, $203.0 million additional borrowing capacity was available under this facility.

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

        On August 17, 2015, we borrowed $176.0 million under our ABL Facility which carries an interest rate of one-month USD LIBOR + 2.25%. The funds were used to finance the redemption of $150.0 million in aggregate principal amount of the outstanding Notes at a redemption price equal to 108.250 of such aggregate principal amount. Approximately $162.4 million was paid to redeem the Notes, $150.0 million aggregate principal amount and a premium of $12.4 million. Additionally, approximately $3.1 million of deferred financing fees were expensed upon redemption.

        On August 15, 2016, we borrowed $80.0 million under our ABL Facility which carries an interest rate of one-month LIBOR + 2.00% and matures on December 10, 2020, which is the maturity date of the ABL Facility. The funds were used to finance the redemption of $80.0 million in aggregate principal amount of our outstanding Notes at a redemption price equal to 105.500 percent of such aggregate principal amount. Approximately $84.4 million was paid to redeem the Notes, $80.0 million aggregate principal amount and a premium of $4.4 million. Additionally, $1.2 million of deferred financing fees related to the Notes were expensed upon redemption.

        On December 28, 2016, we borrowed $25.0 million under our ABL Facility which carries an interest rate of one-month LIBOR + 2.00% and matures on December 10, 2020, which is the maturity date of the ABL Facility. The funds were used to finance the redemption of $25.0 million in aggregate principal amount of our outstanding Notes at a redemption price equal to 105.500 percent of such aggregate principal amount. Approximately $26.4 million was paid to redeem the Notes, $25.0 million aggregate principal amount and a premium of $1.4 million. Additionally, $0.3 million of deferred financing fees related to the Notes were expensed upon redemption.

        The aggregate principal amount of Notes outstanding was $45.0 million and $150.0 million at December 31, 2016 and 2015. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2016, 2015 and 2014 was 11.54%, 11.53% and 11.54%, respectively.

        On February 27, 2017, we borrowed $19.0 million under our ABL Facility to partially finance the redemption of an additional $25.0 million in aggregate principal amount of our Notes. See Note 20 "Subsequent Events" to our Consolidated Financial Statements.

Deutsche Bank Swap

        On January 10, 2013, we entered into an interest rate swap transaction with Deutsche Bank AG. The agreement effectively converts $300.0 million of variable rate debt based upon LIBOR into a fixed rate instrument. We receive one-month LIBOR with interest payable at a fixed rate of 0.756% on the notional amount. The agreement terminates on August 9, 2017.

        On February 4, 2016, we executed two interest rate swap agreements with Deutsche Bank. One agreement effectively converts $50.0 million of variable rate debt based upon LIBOR into a fixed rate of 1.063% per annum. This agreement will terminate on December 10, 2020 at the same time our ABL Facility terminates. Additionally, we executed a $300.0 million forward interest rate swap agreement. This agreement begins on August 9, 2017 when our existing $300.0 million swap agreement ends. At that time, we will effectively convert $300.0 million of variable rate debt based upon LIBOR into a fixed rate of 1.2985%.

        On February 5, 2016, we executed an interest rate swap with PNC Bank effectively converting $100.0 million of variable rate debt based upon LIBOR into a fixed rate of 1.1175%. The agreement will terminate December 10, 2020 at the same time our ABL Facility terminates.

        At December 31, 2016, one-month LIBOR was 0.7717%.

Loans payable to CIMC

        During 2010, we contracted for the remanufacture and financing of 3,135 chassis with CIMC Vehicles Group Ltd. and CIMC Transportation Equipment, Inc. (collectively, "CIMC"). CIMC agreed to finance 90% of the acquisition cost of these remanufactured chassis. This equipment was delivered in eight tranches as manufacturing was completed over various delivery dates from October 11, 2010 to June 30, 2011 and eight corresponding financing agreements were signed. The term of each agreement is 120 months commencing on the acceptance date of the equipment. Amounts outstanding under these agreements bear an interest rate equal to LIBOR plus a margin and payments are made quarterly. Upon registration, CIMC is listed as the first lien holder on all certificates of title to the equipment. At December 31, 2016 and 2015, $12.0 million and $14.5 million were outstanding under these agreements, respectively. The weighted-average interest rates for the years ended December 31, 2016, 2015 and 2014 were 4.98%, 4.59% and 4.53%, respectively.

Capital lease obligations

        At December 31, 2016 and 2015, the total capital lease obligations outstanding associated with leasing equipment were $8.4 million and $49.2 million, respectively. The capital lease obligations mature in varying amounts from 2017 through 2021 and have stated rates ranging from 5.00% to 5.29%. The weighted-average interest rates for the years ended December 31, 2016, 2015 and 2014 were 4.86%, 4.81%, and 4.96%, respectively.

Chassis Purchase Option Exercised

        On January 3, 2017, the Company exercised a purchase option for a maturing capital lease for an aggregate purchase price of $5,937.

Non-GAAP Measures

Adjusted EBITDA

        Adjusted EBITDA is a measure of both operating performance and liquidity that is not defined by U.S. GAAP and should not be considered a substitute for net income, income from operations or cash flow from operations, as determined in accordance with U.S. GAAP.

        We define Adjusted EBITDA as income (loss) before provision (benefit) for income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, early retirement of leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income), interest income, share-based compensation and other non-routine or non-cash items as determined by management plus principal collections on direct finance leases.

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

        The following table shows the reconciliation of net loss, the most directly comparable U.S. GAAP measure, to Adjusted EBITDA:

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Net income (loss)	$19,925	$26,718	$(2,956)
Provision (benefit) for income taxes	10,793	17,880	(3,445)
Interest expense	62,777	80,246	86,837
Depreciation and amortization expense	74,414	72,128	72,114
Impairment of assets and leasing equipment	13,917	7,277	5,855
Early retirement of leasing equipment	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	7,486	19,852	315
Interest income	(109)	(19)	(61)
Other (income) expense, net	(1,607)	(1,144)	(925)
Principal collections on direct finance leases	2,945	3,665	4,622
Share-based compensation	1,821	625	810
Non-recurring professional fees primarily associated with termination of bond offering	1,603	—	—
Restructuring expense	1,806	—	—

Adjusted EBITDA	$195,771	$227,228	$200,932

        The following table shows the reconciliation of cash flows from operating activities, the most directly comparable U.S. GAAP measure of the Company's cash generation, to Adjusted EBITDA:

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Cash flows from operating activities to Adjusted EBITDA reconciliation:
Net cash provided by operations	$151,052	$181,335	$138,549
Depreciation and amortization	(74,477)	(72,227)	(72,365)
(Provision) recovery for doubtful accounts	(7,812)	258	(14,007)
Amortization of deferred financing fees	(3,876)	(6,760)	(6,763)
Derivative loss reclassified into earnings	(16,359)	(20,177)	(18,290)
Ineffective portion of cash flow hedges	(251)	85	84
Loss on modification and extinguishment of debt and capital lease obligations	(7,486)	(19,852)	(315)
Share-based compensation	(1,821)	(625)	(810)
Other, net	918	1,320	928
Impairment of leasing equipment	(13,917)	(7,277)	(5,855)
Early retirement of leasing equipment	—	—	(37,766)
Changes in assets and liabilities:
Accounts receivable	(7,573)	(24,405)	35,264
Other assets	2,471	906	1,013
Accounts payable	435	1,188	(2,689)
Accrued expenses and other liabilities	9,234	12,072	(24,285)
Deferred income taxes, net	(10,613)	(19,123)	4,351
Provision (benefit) for income taxes	10,793	17,880	(3,445)
Interest expense	62,777	80,246	86,837
Depreciation expense	74,414	72,128	72,114
Impairment of assets and leasing equipment	13,917	7,277	5,855
Early retirement of leasing equipment	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	7,486	19,852	315
Interest income	(109)	(19)	(61)
Other income, net	(1,607)	(1,144)	(925)
Principal collections on direct finance leases	2,945	3,665	4,622
Share-based compensation	1,821	625	810
Non-recurring professional fees primarily associated with termination of bond offering	1,603	—	—
Restructuring expense	1,806	—	—

Adjusted EBITDA	$195,771	$227,228	$200,932

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

        Foreign exchange rate sensitivity analysis can be quantified by estimating the impact on our earnings as a result of hypothetical changes in the value of the U.S. dollar, our functional currency, relative to the other currencies in which we transact business. All other things being equal, an average 10% weakening of the U.S. dollar, throughout the year ended December 31, 2016, would have had the effect of raising net income approximately $0.04 million. An average 10% strengthening of the U.S. dollar, for the same period would have the effect of reducing operating income approximately $0.04 million. This calculation is not indicative of our actual experience in foreign currency transactions. This analysis does not take into account changes in demand patterns based upon this hypothetical currency fluctuation. For example, a weakening in the U.S. dollar would be expected to increase exports from the United States and decrease imports into the United States over some relevant period of time, but the exact effect of this change cannot be quantified without making speculative assumptions.

Interest rate risk

        We have long-term debt obligations that accrue interest at variable rates. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. We have entered into interest rate swap agreements to mitigate the impact of changes in interest rates that may result from fluctuations in the variable rates of interest accrued by our long-term debt obligations. Based on the debt obligation payable as of December 31, 2016, we estimate that cash flows from interest expense relating to variable rate debt and the relevant interest rate swap agreements would increase (decrease) by $1.6 million on an annual basis in the event interest rates were to increase (decrease) by 10%.

        Market risk for fixed-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $1.1 million as of December 31, 2016. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

Counterparty Risk

        Our hedging transactions using derivative instruments have counterparty credit risk. The counterparties to our derivative arrangements are major financial institutions with credit ratings of Baa2 and A3 by Moody's. We do not anticipate that these counterparties will fail to meet their obligations. However, there can be no assurance that we will be able to adequately protect against this risk and will ultimately realize an economic benefit from our hedging strategy in the event of a default by any counterparty.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2016. Based on such evaluation, the CEO and CFO have concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013 Framework). Management concluded that, as of December 31, 2016, internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on these criteria. This annual report does not include an attestation report of the Company's registered public accounting firm since an attestation report is not required for non-accelerated filers or emerging growth companies as established by rules of the SEC.

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

Executive Officers, Managers and Directors

Name	Age	Interpool Inc.	TRAC
Keith Lovetro	61	Chief Executive Officer	Chief Executive Officer
		President	President
		Director	Manager
Chris Annese	53	Chief Financial Officer	Chief Financial Officer,
		Executive Vice President	Executive Vice President
		Director	Manager
Gregg Carpene	54	Chief Legal Officer	General Counsel
		Executive Vice President	Executive Vice President
		Secretary	Secretary
		Director	Manager
Val Noel	55	Executive Vice President,	N/A
		Chief Operating Officer
Mark Michaels	53	Senior Vice President,	N/A
		Chief Commercial Officer
Kevin Snyder	54	Vice President,	N/A
		Chief Information Officer

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

        Chris Annese.    Chris Annese joined TRAC in 2008 as its Chief Financial Officer and a director. Effective January 1, 2015, Chris was promoted to Executive Vice President. Chris also served as the Chief Financial Officer of Seacastle from 2007 through 2015. Chris has over thirty years of experience in finance. Prior to joining Seacastle, he spent 10 years at Cendant Corporation (now Wyndham Worldwide), a provider of business and consumer services within the real estate and travel industries. Chris served in various financial roles including mergers and acquisitions, integration and, for his last 4 years, as Chief Financial Officer of Resort Condominiums International, LLC, known as RCI, a broker of timeshare trades, a $1.0 billion worldwide subsidiary of Wyndham Worldwide. He graduated with a BA in Accounting from Pace University.

        Gregg Carpene.    Gregg Carpene joined TRAC in 2003 and has served as its General Counsel, Secretary and a director since 2008. Effective January 1, 2016, Gregg was promoted to Executive Vice President. Gregg also served as the General Counsel of Seacastle from 2008 through 2015. From 1997 until 2003, Gregg served as the General Counsel of two of TRAC's subsidiaries. Prior to 1997, Gregg was a Member of the Philadelphia based law firm of Cozen O'Connor. He holds a BA from Dickinson College and a law degree from Rutgers School of Law where he was an editor of the Rutgers Law Journal.

        Val T. Noel.    Val Noel joined TRAC in November of 2013 as its Senior Vice President and Chief Operating Officer. Effective January 1, 2016, Val was promoted to Executive Vice President. From 2004 until 2013, Val served as President of Pacer Cartage and Executive Vice President of Intermodal Operations for Pacer International. Prior to 2004, Val spent twenty years at CSX where he held various positions in terminal operations, equipment, trucking, CSX's Door to Door service and ultimately as President of CSX Intermodal. Val attended LaSalle University. He currently serves as the Chairman of the Intermodal Association of North America (IANA) Operations Committee and has previously served as a member of the TTX Intermodal Advisory Board, IANA Board of Directors and American Trucking Association (ATA) Intermodal Drayage Board.

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

        Kevin Snyder.    Kevin Snyder joined TRAC in January of 2016 as its Vice President and Chief Information Officer. Prior to joining TRAC, Kevin served as the Chief Information Officer of AFS Logistics from 2014 to 2016, a leader in transportation cost management solutions. From 2009 to 2013, he served as the Global Chief Information Officer of Franklin Electric. Prior to Franklin Electric, Kevin served as Chief Executive Officer of EAS Software, a company he founded in 1989. Kevin holds MBA degrees from Purdue University (Krannert School of Business) and Tilburg University (TiasNimbas School of Business—Netherlands) and BS degrees in both Management Information Systems and Finance from Ball State University.

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

Summary compensation table

        As an "emerging growth company", we have opted to comply with the executive compensation rules applicable to "smaller reporting companies," as such term is defined under the Securities Act which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at the end of the last completed fiscal year (our "Named Executive Officers"). The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to each of our Named Executive Officers during the years ended December 31, 2016 and 2015:

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Keith Lovetro,	2016	$450,000	—	$339,235	—	$261,492	$58,997	$1,109,724
President and Chief Executive Officer	2015	$435,000	—	—	—	$480,371	$39,170	$954,541
Chris Annese,	2016	$313,120	—	$142,245	—	$164,682	$51,664	$671,711
Executive Vice President Chief Financial Officer	2015	$304,000	—	$108,418	—	$315,256	$33,770	$761,444
Kevin Snyder,(1)	2016	$285,449	$215,000	$399,995	—	$214,087	$33,459	$1,147,990
Vice President Chief Information Officer

(1)
Mr. Snyder was hired as Vice President, Chief Information Officer on January 25 2016.

(2)
Amounts included in Mr. Snyder's Bonus included a $140,000 sign on bonus and a $75,000 relocation bonus.

(3)
The amounts reported in the Stock Awards column represent the aggregate grant date fair value of restricted stock awards or restricted stock unit awards granted to our Named Executive Officers calculated in accordance with FASB Accounting Standards Codification Topic 718. A discussion of the methods used to calculate these values may be found in the Notes to Consolidated Financial Statements contained in this Form 10K.

(4)
The amounts reported in the Non-Equity Incentive Plan Compensation column represent bonuses that were earned and payable to our Named Executive Officers in respect of 2016 and 2015. See "—Annual Incentive Plan" below for more information.

(5)
The amounts reported in the All Other Compensation column consists of employer matching contributions to the Interpool 401(k) Plan, car allowance, long-term disability insurance premiums and life and health insurance premiums paid by Interpool for each Named Executive Officer. Additionally Mr. Lovetro and Mr. Annese have amounts included for a gross up related to an interest allocation.

Narrative disclosure to the summary compensation table

        The Summary Compensation Table above quantifies the amount or value of the different forms of compensation earned by or awarded to our Named Executive Officers in 2016, as determined pursuant to the Securities Act rules and provides a dollar amount for total compensation. Descriptions of the material terms of each Named Executive Officer's employment and related information is provided below under "—Employment Arrangements."

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

        We have granted to each of our Named Executive Officers restricted shares of the common stock of SCT Chassis in respect of his employment, pursuant to the terms of a management shareholder agreement. Additionally on October 28, 2016, restricted stock units were granted to Mr. Lovetro and Mr. Annese under the new SCT Chassis Restricted Stock Unit Plan. See below "—Employment Arrangements" and "—Additional Equity Arrangements. Interpool does not currently sponsor any other equity incentive plan for its Named Executive Officers."

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

  Employment arrangements

        Interpool is not party to any employment agreements with its Named Executive Officers. Each Named Executive Officer's employment is at will, and subject to the terms and conditions set forth in the management shareholder agreement as further described below in "—Additional Equity Arrangements," and in an employment offer letter, in the case of Mr. Lovetro and Mr. Snyder. At the start of each fiscal year, Interpool communicates to the Named Executive Officer his annual salary and incentive compensation bonus target for the year.

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

        On October 28, 2016, under the terms of the newly formed SCT Chassis Restricted Stock Unit Plan, Mr. Lovetro received a grant of 40,578 restricted stock units of SCT Chassis common stock. These restricted stock units will vest in three equal parts on January 1, 2017, 2018 and 2019.

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

        On October 28, 2016, under the terms of the newly formed SCT Chassis Restricted Stock Unit Plan, Mr. Annese received a grant of 17,015 restricted stock units of SCT Chassis common stock. These restricted stock units will vest in three equal parts on January 1, 2017, 2018 and 2019.

        Mr. Snyder.    Mr. Snyder's employment offer letter, dated January 11, 2016, provides for an annual base salary of $305,000 and participation in Interpool's medical benefit plans, group life insurance, 401(k) plan and vacation entitlement. The employment offer letter also provides for a one-time cash bonus of $140,000 which was paid on March 15, 2016 and a one-time cash bonus towards moving and real estate costs of $75,000 which was also paid on March 15, 2016. Additionally, Mr. Snyder was guaranteed to receive 100% of his pro-rated incentive compensation target amount for 2016 amounting to $214,087.

        In addition, in fulfillment of the terms of his employment offer letter regarding certain equity incentive compensation, Mr. Snyder received a grant of 35,682 restricted shares of SCT Chassis common stock on June 1, 2016, subject to equal vesting in four parts on each January 1 of 2017, 2018, 2019 and 2020. This grant is reflected in the "Outstanding Equity Awards at End of 2016" table below and is subject to the terms and conditions of the management shareholders agreement, as described in "—Additional Equity Arrangements."

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

        Mr. Lovetro had a target annual incentive of 125% of his 2016 base salary. Mr. Annese had a target annual incentive of 110% of his 2016 base salary. Mr. Snyder had a target annual incentive of 75% of his 2016 base salary to be prorated based on his employment date. Performance under the plan is based on company financial performance, which comprises 75% of the target bonus and individual performance, which comprises the remaining 25% of the target bonus.

        Interpool's company financial performance goal Adjusted Earnings Before Tax ("Adjusted EBT") is calculated by taking total Earnings Before Tax and adding back certain non-cash items such as but not limited to non-cash interest expense, gains and losses on modification and extinguishment of debt and capital lease obligations, non-cash share-based compensation and other non-routine non-cash amounts as determined by management. The following table describes the maximum, target, and threshold levels of Adjusted EBT performance established for 2016, and the corresponding level at which the company factor of the annual incentive bonus available upon achievement of this goal.

Achievement Level	2016 Performance	Payout of Company Financial Performance Factor
Maximum	125% of target	200%
Target	100% of target	100% *
Threshold	75% of target	50%

*
In 2017, upon achieving 100% of target, Mr. Lovetro's company financial performance factor payout will be 125%, Mr. Annese's company financial performance factor payout will be 110% and Mr. Snyder's company financial performance factor payout will be 75%. Additionally, for 2017, the company performance target is no longer based on Adjusted EBT but will be based on Adjusted EBITDA. See Non-GAAP Measures in Management Discussion and Analysis.

        For 2016, our company financial performance target was an Adjusted EBT of $124.1 million. Since we fell short of the Threshold level of Adjusted EBT, no company financial performance bonus was due. However, the Company decided to make a one-time exception and a 25% company financial performance bonus was paid to our Named Executive Officers and all eligible employees.

        Achievement of the individual performance factor was determined separately for each Named Executive Officer based on an evaluation of his performance during the period with respect to specific metrics established for each individual. Achievement of these metrics is determined by Mr. Lovetro, with respect to Mr. Annese and Mr. Snyder, and by the board of directors of SCT Chassis, with respect to Mr. Lovetro. For 2016, Mr. Lovetro's individual performance goals related to business strategy and execution, operating expenses and technology strategy and execution. Mr. Annese's individual performance goals related to reduction of day's sales outstanding and bad debt expense, operating expense control and organizational effectiveness. Mr. Snyder's individual performance goals related to IT strategy and execution, IT expense management and business continuity strategy and execution.

        Mr. Lovetro, Mr. Annese and Mr. Snyder each met their individual performance goals. This performance combined with the company financial performance threshold, resulted in Annual Incentive Plan payments to Mr. Lovetro and Mr. Annese at 46% and 48% of target, respectively. Mr. Snyder received an Annual Incentive Plan payment equal to 100% of his pro-rated target in accordance with his offer letter.

  Additional Equity Arrangements

        Each of our Named Executive Officers received an award of restricted shares of the common stock of SCT Chassis which is subject to the terms of a management shareholder agreement. Additionally Mr. Lovetro and Mr. Annese received awards of restricted stock units under the newly formed SCT

Chassis Restricted Stock Unit Plan dated as of October 1, 2016 which is also subject to the terms of a management shareholder agreement. See "Outstanding Equity Awards at end of 2016" below for disclosure of these awards.

        Pursuant to the terms of the Management Shareholder Agreements, subject to the execution of a valid and binding release, if a Named Executive Officer's employment is involuntarily terminated at any time, other than for cause, he will be entitled to accelerated vesting of the restricted shares or the restricted stock units of SCT Chassis common stock which would have vested on the following vesting date. All unvested restricted shares or restricted stock units of SCT Chassis common stock held by a Named Executive Officer will vest, subject to execution of a valid and binding release, upon either the termination of the Named Executive Officer's employment without cause within twelve months following a change in control, or upon the termination of his employment due to his death or disability.

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

Outstanding Equity Awards at End of 2016

        The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers as of December 31, 2016. All equity awards made to our Named Executive Officers consist of restricted stock units or restricted shares of the common stock of SCT Chassis.

(a) Name	Award Type	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Keith Lovetro(1)	Restricted Stock Unit	40,578	$339,235
Chris Annese(2)	Restricted Stock Unit	17,015	$142,245
Kevin Snyder(3)	Restricted Stock	35,682	$329,883

(1)
13,526 restricted stock units will vest on each of January 1, 2017, 2018 and 2019.

(2)
5,672 restricted stock units will vest on January 1, 2017 and 2018 with 5,671 units vesting on January 1, 2019.

(3)
8,921 restricted shares will vest on January 1, 2017 and 2018 with 8,920 restricted shares vesting on January 1, 2019 and 2020. Of the 35,682 restricted shares, 13,382 are eligible for the Stock Buyback Program and as such are valued at $10.72 per share. The remaining 22,300 restricted shares are not subject to repurchase and are therefor valued at $8.36 per share.

DIRECTOR COMPENSATION

        In 2016 we did not pay any compensation, reimburse any expense of, or make any equity awards or non-equity awards to, members of our board of directors for their service as directors.

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

        The following table sets forth information regarding the beneficial ownership of the common stock of Seacastle (the "Common Stock") as of December 31, 2016 for each person or group who is known by us to beneficially own more than 5% of the outstanding shares of Common Stock. None of our executive officers or directors owns any of the Common Stock. The following table is based on 109,459,492 shares of Common Stock outstanding as of December 31, 2016.

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

(3)
Fortress Fund III Funds represent Fortress Investment Fund III L.P., Fortress Investment Fund III (Fund B) L.P., Fortress Investment Fund III (Fund C) L.P., Fortress Investment Fund III (Fund D) L.P., Fortress Investment Fund III (Fund E) L.P., Fortress Investment Fund III (Coinvestment Fund A) L.P., Fortress Investment Fund III (Coinvestment Fund B) L.P., Fortress Investment Fund III (Coinvestment Fund C) L.P., and Fortress Investment Fund III (Coinvestment Fund D) L.P.. Fortress Fund IV Funds represent Fortress Investment Fund IV (Fund A) L.P., Fortress Investment Fund IV (Fund B) L.P., Fortress Investment Fund IV (Fund C) L.P., Fortress Investment Fund IV (Fund D) L.P., Fortress Investment Fund IV (Fund E) L.P., Fortress Investment Fund IV (Fund F) L.P. and Fortress Investment Fund IV (Fund G) L.P. Fortress Fund IV Coinvest Funds represent Fortress Investment Fund IV (Coinvestment Fund A) L.P., Fortress Investment Fund IV (Coinvestment Fund B) L.P., Fortress Investment Fund IV (Coinvestment Fund C) L.P., Fortress Investment Fund IV (Coinvestment Fund D) L.P., Fortress Investment Fund IV (Coinvestment Fund F) L.P. and Fortress Investment Fund IV (Coinvestment Fund G) L.P. Fortress Fund III GP LLC is the general partner of each of the Fortress Fund III Funds and each of the Fortress Fund III Coinvest Funds. The sole managing member of Fortress Fund III GP LLC is Fortress Investment Fund GP (Holdings) LLC. The sole managing member of Fortress Investment Fund GP (Holdings) LLC is Fortress Operating Entity I LP ("FOE I LP"). Fortress Fund IV GP L.P. is the general partner of each of the Fortress Fund IV Funds and each of the Fortress Fund IV Coinvest Funds. The general partner of Fortress Fund IV GP L.P. is Fortress Fund IV GP Holdings Ltd. The sole managing member of Fortress Fund IV GP Holdings Ltd. is FOE I LP. FIG Corp. is the general partner of FOE I LP, and FIG Corp. is wholly-owned by Fortress. As of December 31, 2016, Wesley R. Edens owned 16.34% of Fortress. By virtue of his ownership interest in Fortress and certain of its affiliates, as well as his role in advising certain investment funds, Wesley R. Edens may be deemed to be the natural person that has sole voting and investment control over the shares beneficially owned by Seacastle. Mr. Edens disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

        Seacastle owns Interpool indirectly through various subsidiaries. Interpool is wholly-owned by TRAC, which is wholly-owned by TRAC Intermodal Holding Corp., which is wholly-owned by SCT Chassis, Inc. ("SCT Chassis"), which is owned by Seacastle and certain members of our management.

        The following table sets forth information regarding the beneficial ownership of the common stock of SCT Chassis as of December 31, 2016, for each person or group who is known by us to beneficially own more than 5% of the outstanding shares of the common stock of SCT Chassis, each of our directors and executive officers and for all of our directors and executive officers as a group. The following table is based on 69,044,081 shares of common stock of SCT Chassis outstanding as of December 31, 2016.

Name and address of beneficial owner(1)	Number of shares of common stock of SCT Chassis beneficially owned	Percent owned
5% Interest Holders
Seacastle	68,529,988	99.26%
Directors and Executive Officers
Keith Lovetro	56,877	*
Chris Annese	47,303	*
Gregg Carpene	38,530	*
Val Noel	26,420	*
Mark Michaels	13,532	*
Kevin Snyder	5,597	*
All directors and executive officers as a group (6 persons)	188,259	*
Other stockholders as a group(2)	325,834	*

*
Percentage is less than 1% of the total number of outstanding shares of common stock.

(1)
The address for Seacastle and for each of the directors and executive officers is c/o Interpool, Inc., 750 College Road East, Princeton, New Jersey 08540.

(2)
Includes 150,156 shares of common stock of SCT Chassis held by Interpool.

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

  •
  As of December 31, 2016, our Vice President of TRAC Interstar, Rodney Goderwis, owned a majority equity position in Core Fleet Retreading ("Core"), a company from whom we purchase tires. In addition, Mr. Goderwis owned a minority equity position in each of INA Towing Network ("INA") and Caliber Information Systems ("Caliber") from whom we purchase towing services and maintenance and repair cost control services, respectively. Mr. Goderwis was also a director of Core and INA. Since Mr. Goderwis joined TRAC Interstar in March, 2016 in connection with the Interstar Acquisition, we have incurred expenses in the amount of $4,022, $226 and $1,344 from Core and affiliates, INA and Caliber, respectively.

	Year ended December 31,
(dollars in thousands)	2016	2015	2014
Fees charged to related parties:
Management fees	$—	$33	$259
Total revenue	2,359	2,242	1,766
Share-based compensation	—	—	13
Insurance allocation	89	96	93
Charges (incurred) from related parties:
Facility fees	—	—	(258)
Tire purchases	(4,022)	—	—
Towing services	(226)	—	—
Cost control services	(1,344)	—	—

Net fees (incurred) charged:	$(3,144)	$2,371	$1,873

        For a brief description of our related party transactions, please see Note 15 "Related Party Transactions" to our Consolidated Financial Statements.

Disclosure of Interpool's policy for review, approval or ratification of transactions with related persons.

        Under SEC rules, a related person is an officer, director, nominee for director or beneficial holder of more than 5% of any class of our voting securities since the beginning of the last fiscal year or an immediate family member of any of the foregoing. Interpool's Board of Directors is primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related-person transactions and then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in these transactions. We have developed and implemented procedures for evaluating related party transactions. Our officers and directors use a Related Party Policy process to review, approve and ratify transactions with related parties. When considering potential transactions involving a related party, members of management notify our Board of Directors of the proposed transaction, provide a brief background of the transaction and meet with the Board of Directors to review the matter. At such meetings, members of management provide information to the Board of Directors regarding the proposed transaction, after which the Board of Directors and management discuss the transaction and the implications of engaging a related party as opposed to an unrelated third party. If the Board of Directors (or specified managers as required by applicable legal requirements) determines that the transaction is in our best interests, we will enter into the transaction with the applicable related party. Other than compensation agreements and other arrangements which are described under "Compensation Discussion and Analysis" and the transactions described above, since December 31, 2009, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any related person had or will have a direct or indirect material interest.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees and Services

        The following table sets forth the aggregate fees billed to the Company by Ernst & Young LLP for professional services rendered for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Audit Fees(1)	$1,261,187	$1,200,702
Tax Fees(2)	79,755	55,885
All Other Fees(3)	1,995	1,995

Total Fees	$1,342,937	$1,258,582

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
4.3
Second Supplemental Indenture, dated as of October 21, 2015, by and among TRAC Intermodal LLC, TRAC Intermodal Corp., TRAC Chassis Pool Management LLC, TRAC Services LLC and Wells Fargo Bank, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on October 23, 2015).

Exhibit Number	Description
4.4	Third Supplemental Indenture, dated as of March 24, 2016, by and among TRAC Intermodal LLC, TRAC Intermodal Corp., TRAC Interstar LLC and Wells Fargo Bank, National Association, as trustee and as notes collateral agent (incorporated by reference to Exhibit 4.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on March 28, 2016).
10.1
$725,000,000 Credit Agreement, dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.2
Amendment No. 1, dated as of December 20, 2012, to the Credit Agreement, dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.3
Incremental Facility Amendment, dated as of December 20, 2012, to the Credit Agreement, dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.3 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.4
Incremental Facility Amendment, dated as of January 24, 2013, to the Credit Agreement, dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.4 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 as filed with the SEC on March 18, 2013).
10.5
Incremental Facility Amendment, dated as of March 4, 2013, to the Credit Agreement, dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.5 to TRAC Intermodal LLC's Draft Registration Statement on Form S-4 filed with the SEC on March 18, 2013).
10.6
Incremental Facility Amendment, dated as of June 3, 2013, to the Credit Agreement, dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.6 to TRAC Intermodal LLC's Annual Report on Form 10-K filed with the SEC on March 25, 2014).
10.7
Incremental Facility Amendment, dated as of July 31, 2013, to the Credit Agreement, dated as of August 9, 2012, by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on August 2, 2013).

Exhibit Number	Description
10.8	Incremental Facility Amendment, dated as of April 15, 2014, to the Credit Agreement, dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on April 18, 2014).
10.9
Amendment No. 2, dated as of April 15, 2014, to the Credit Agreement, dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on April 18, 2014).
10.10
Incremental Facility Amendment, dated as of November 25, 2014, to the Credit Agreement, dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on November 26, 2014).
10.11
Incremental Facility Amendment, dated as of December 10, 2014, to the Credit Agreement, dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on December 12, 2014).
10.12
Amendment No. 3, dated as of August 11, 2015, to the Credit Agreement, dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 10-Q filed with the SEC on August 12, 2015).
10.13
Incremental Facility Amendment, dated as of August 11, 2015, to the Credit Agreement, dated as of August 9, 2012 by and among Interpool, Inc., the other Loan Parties identified therein, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities LLC and the lenders party thereto (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Current Report on Form 10-Q filed with the SEC on August 12, 2015).
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
10.16
Amendment No. 4, dated as of December 10, 2015, to the Credit Agreement, dated as of August 9, 2012 by and among Interpool, Inc., the other loan parties identified therein, the lenders party thereto and Bank of America, N.A., as successor administrative agent (as successor in interest to JPMorgan Chase Bank, N.A.) (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on December 16, 2015).

Exhibit Number	Description
10.17	Incremental Facility Amendment, dated as of December 14, 2015, to the Credit Agreement, dated as of August 9, 2012 by and among Interpool, Inc., the other loan parties identified therein, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on December 16, 2015).
10.18
Joinder Agreement, dated as of March 24, 2016, by and between TRAC Interstar LLC and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Current Report on Form 8-K filed with the SEC on March 28, 2016).
10.19
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
10.24
Management Shareholder Agreement, dated June 1, 2015, between Interpool Inc. d/b/a TRAC Intermodal, SCT Chassis Inc., and Mark Michaels (incorporated by reference to Exhibit 10.25 to TRAC Intermodal LLC's Annual Report on Form 10-K filed with the SEC on March 4, 2016).
10.25
Management Shareholder Agreement, dated June 1, 2016, between Interpool Inc. d/b/a TRAC Intermodal, SCT Chassis Inc., and Kevin Snyder (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Quarterly Report on Form 10-Q filed with the SEC on August 10, 2016).
10.26	Form of Stock Buyback Letter (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2016).
10.27	SCT Chassis Inc. Restricted Stock Unit Plan (incorporated by reference to Exhibit 10.1 to TRAC Intermodal LLC's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).

Exhibit Number	Description
10.28	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to TRAC Intermodal LLC's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2016).
21.1	List of subsidiaries of TRAC Intermodal LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

ITEM 16.    FORM 10-K SUMMARY

        None.

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
Date: March 7, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KEITH LOVETRO Keith Lovetro Date: March 7, 2017	Chief Executive Officer (Principal Executive Officer) and Manager of the registrant
/s/ CHRIS ANNESE Chris Annese Date: March 7, 2017	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Manager of the registrant
/s/ GREGG CARPENE Gregg Carpene Date: March 7, 2017	General Counsel and Manager of the registrant

INDEX TO FINANCIAL STATEMENTS

TRAC Intermodal LLC and Subsidiaries

Years Ended December 31, 2016, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Member
TRAC Intermodal LLC

        We have audited the accompanying consolidated balance sheets of TRAC Intermodal LLC and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), member's interest and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our December 31, 2016 audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. We conducted our December 31, 2015 audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRAC Intermodal LLC and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Iselin, New Jersey
March 7, 2017

TRAC Intermodal LLC and Subsidiaries

Consolidated Balance Sheets

At December 31, 2016 and 2015

(Dollars in Thousands)

	December 31
	2016	2015
Assets
Cash and cash equivalents	$15,620	$3,161
Accounts receivable, net of allowances of $14,043 and $12,454, respectively	96,898	110,662
Net investment in direct finance leases	11,306	12,797
Leasing equipment, net of accumulated depreciation of $482,104 and $452,962, respectively	1,408,370	1,435,978
Goodwill	256,815	251,907
Other assets	56,842	32,991

Total assets	$1,845,851	$1,847,496

Liabilities and member's interest
Accounts payable	$15,345	$13,593
Accrued expenses and other liabilities	47,285	75,340
Deferred income taxes, net	147,765	127,580
Debt and capital lease obligations:
Due within one year	9,173	41,396
Due after one year	1,088,228	1,039,283

Total debt and capital lease obligations	1,097,401	1,080,679
Less unamortized debt issuance costs	13,244	18,350

Total debt and capital lease obligations less debt issuance costs	1,084,157	1,062,329

Total liabilities	1,294,552	1,278,842

Redeemable indirect parent shares held by management	2,076	—
Commitments and contingencies (Note 9)	—	—
Member's interest:
Member's interest	552,654	586,757
Accumulated other comprehensive loss	(3,431)	(18,103)

Total member's interest	549,223	568,654

Total liabilities and member's interest	$1,845,851	$1,847,496

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	Year ended December 31
	2016	2015	2014
Revenues:
Equipment leasing revenue	$624,728	$661,247	$588,287
Finance revenue	1,390	1,536	2,111
Other revenue	43,085	28,641	36,590

Total revenues	669,203	691,424	626,988

Expenses:
Direct operating expenses	373,966	377,715	333,135
Selling, general and administrative expenses	98,023	91,279	84,346
Depreciation expense	74,414	72,128	72,114
Provision (recovery) for doubtful accounts	7,812	(258)	14,007
Impairment of leasing equipment	13,917	7,277	5,855
Early retirement of leasing equipment	—	—	37,766
Restructuring expense	1,806	—	—
Loss on modification and extinguishment of debt and capital lease obligations	7,486	19,852	315
Interest expense	62,777	80,246	86,837
Interest income	(109)	(19)	(61)
Other income, net	(1,607)	(1,394)	(925)

Total expenses	638,485	646,826	633,389

Income (loss) before provision (benefit) for income taxes	30,718	44,598	(6,401)
Provision (benefit) for income taxes	10,793	17,880	(3,445)

Net income (loss)	$19,925	$26,718	$(2,956)

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	December 31
	2016	2015	2014
Net income (loss)	$19,925	$26,718	$(2,956)
Unrealized gain (loss) on derivative instruments, net of tax of $(3,061), $601 and $585, respectively	4,738	(923)	(899)
Derivative loss reclassified into earnings, net of tax of $(6,425), $(7,920) and $(7,265), respectively	9,934	12,257	11,025
Foreign currency translation gain (loss), net of tax of $(128), $636 and $364, respectively	—	(820)	(395)

Total other comprehensive income, net of tax	14,672	10,514	9,731

Total comprehensive income	$34,597	$37,232	$6,775

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Member's Interest

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	Member's Interest	Accumulated Other Comprehensive Loss	Total Member's Interest
Balance, December 31, 2013	$562,006	$(38,348)	$523,658
Repurchase of shares from employees	(858)	—	(858)
Share-based compensation	810	—	810
Contribution from affiliate	13	—	13
Net loss	(2,956)	—	(2,956)
Other comprehensive income	—	9,731	9,731

Balance, December 31, 2014	$559,015	$(28,617)	$530,398
Repurchase of shares from employees	(594)	—	(594)
Share-based compensation	625	—	625
Sale of Investment in indirect parent	993	—	993
Net income	26,718	—	26,718
Other comprehensive income	—	10,514	10,514

Balance, December 31, 2015	$586,757	$(18,103)	$568,654
Repurchase of shares from employees	(306)	—	(306)
Share-based compensation	544	—	544
Dividend distribution	(51,145)	—	(51,145)
Modification of share-based awards	(2,501)	—	(2,501)
Revaluation of redeemable shares	(620)	—	(620)
Net income	19,925	—	19,925
Other comprehensive income	—	14,672	14,672

Balance, December 31, 2016	$552,654	$(3,431)	$549,223

See accompanying notes to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in Thousands)

	Year ended December 31
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$19,925	$26,718	$(2,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,477	72,227	72,365
Provision (recovery) for doubtful accounts	7,812	(258)	14,007
Amortization of deferred financing fees	3,876	6,760	6,763
Loss on modification and extinguishment of debt and capital lease obligations	7,486	19,852	315
Derivative loss reclassified into earnings	16,359	20,177	18,290
Ineffective portion of cash flow hedges	251	(85)	(84)
Impairment of leasing equipment	13,917	7,277	5,855
Early retirement of leasing equipment	—	—	37,766
Share-based compensation	1,821	625	810
Deferred income taxes, net	10,613	19,123	(4,351)
Other, net	(918)	(1,320)	(928)
Changes in assets and liabilities:
Accounts receivable	7,573	24,405	(35,264)
Other assets	(2,471)	(906)	(1,013)
Accounts payable	(435)	(1,188)	2,689
Accrued expenses and other liabilities	(9,234)	(12,072)	24,285

Net cash provided by operating activities	151,052	181,335	138,549
Cash flows from investing activities
Proceeds from sale of leasing equipment	4,156	11,528	8,265
Collections on net investment in direct finance leases, net of interest earned	2,945	3,665	4,622
Business acquisition	(4,791)	—	—
Proceeds from sale of other assets, net of other investing activity	—	2,056	—
Investment in direct finance leases	(1,276)	—	—
Purchase of leasing equipment	(79,967)	(75,357)	(149,376)
Purchase of fixed assets	(16,545)	(16,920)	(4,999)

Net cash used in investing activities	(95,478)	(75,028)	(141,488)
Cash flows from financing activities
Proceeds from long-term debt	294,000	1,179,194	148,000
Repayments of long-term debt	(277,699)	(1,263,736)	(148,292)
Cash paid for debt issuance fees	(306)	(9,999)	(3,156)
Premium paid for redemption of notes	(5,775)	(12,375)	—
Sale of investment in indirect parent	—	993	—
Business acquisition contingent payment	(478)	—	—
Dividend paid	(51,145)	—	—
Repurchase of indirect parent shares from employees	(1,669)	(594)	(858)

Net cash used in financing activities	(43,072)	(106,517)	(4,306)
Effect of changes in exchange rates on cash and cash equivalents	(43)	(885)	(342)

Net increase (decrease) in cash and cash equivalents	12,459	(1,095)	(7,587)
Cash and cash equivalents, beginning of year	3,161	4,256	11,843

Cash and cash equivalents, end of year	$15,620	$3,161	$4,256

Supplemental disclosures of cash flow information
Cash paid for interest	$46,865	$58,894	$61,609

Cash paid (refunded) for taxes, net	$214	$(854)	$1,136

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

        The Company's fleet of equipment consists of marine and domestic chassis. These assets are owned, leased-in or managed by TRAC on behalf of third-party owners in pooling arrangements. As of December 31, 2016, the Company owned, leased-in or managed a fleet of approximately 303,246 chassis and units available for remanufacture. The net book value of the Company's owned equipment was approximately $1.42 billion.

        TRAC is a Delaware limited liability company and TRAC Intermodal Corp. is a Delaware corporation, both of which were formed on July 12, 2012 to facilitate the issuance of $300,000 aggregate principle amount of 11% Senior Secured Notes (the "Original Notes"). The Company conducts its business through its 100% owned subsidiary, Interpool, Inc. ("Interpool") and its consolidated subsidiaries. To date, neither the Company nor TRAC Intermodal Corp. have conducted any activities other than those incidental to their formation and the preparation of the offering memorandum relating to the Original Notes and a prospectus relating to the exchange of the Original Notes for notes which have been registered under the Securities Act of 1933, as amended (the "Securities Act") pursuant to the terms set forth in the prospectus (the "Exchange Notes" and together with the Original Notes, the "Notes"). The Company has no operations of its own so it is dependent upon the cash flows of its subsidiaries to meet its obligations under the Notes. Since the proceeds from the Original Notes were used to repay debt owed by Interpool, an intercompany note was entered into between TRAC and Interpool with terms identical to the Notes. The proceeds from the intercompany note arrangement with Interpool provide the funds for TRAC to service the interest and debt payments due under the Notes.

        Interpool, headquartered in Princeton, New Jersey, is a private company wholly-owned by TRAC, which is ultimately owned by Seacastle Inc. ("Seacastle"). Seacastle is owned by private equity funds that are managed by an affiliate of Fortress Investment Group LLC ("Fortress") and by employees of affiliates of Seacastle. Interpool was founded in 1968 as an operating lessor servicing the intermodal transportation equipment industry. Interpool was listed on The New York Stock Exchange as a public company in 1993 and was acquired and taken private by Seacastle in July 2007.

        On February 29, 2016, TRAC Interstar LLC ("TRAC Interstar"), a newly formed, indirect wholly-owned subsidiary of the Company, acquired certain assets and assumed certain liabilities of the emergency road service business of Interstar Mobile, LLC and Interstar North America, Inc. (collectively "Interstar" and such acquisition and assumption, the "Interstar Acquisition") for a purchase price of $5,943 which includes a $1,000 earn-out provision based on future operating performance. The Company recorded $4,908 of goodwill related to the acquisition. Interstar, located in Kentucky, is a leading provider of road service repair solutions for both the intermodal and commercial trucking industries. The new entity, TRAC Interstar, combines a dispatch center and one of the Country's largest managed vendor networks and provides roadside repair services covering chassis, truck and trailer breakdowns 24 hours a day, 7 days a week, 365 days a year.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

1. Description of the Business and Basis of Presentation (Continued)

        The accompanying Consolidated Financial Statements of TRAC and subsidiaries (the "Consolidated Financial Statements") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The Company and its subsidiaries conduct business principally in one industry, the leasing of intermodal transportation equipment. The Company has two reportable segments, the Marine Market segment and the Domestic Market segment. The Marine Market and Domestic Market segments provide marine and domestic chassis to the world's leading shipping lines, motor carriers, major U.S. intermodal transportation companies and Class I railroads. The Company purchases equipment directly from manufacturers and shipping lines as well as through lease agreements, some of which qualify as capital leases. Primarily all of the Company's revenues and long-lived assets are attributable to the United States.

        For the years ended December 31, 2016, 2015 and 2014, approximately 54%, 58% and 62%, respectively, of the Company's total revenues were earned from its top 25 customers. Beginning in 2011 and continuing to the present, certain of the Company's shipping line customers changed to a business model in which they no longer provide chassis to motor carriers. Therefore, the Company is leasing marine chassis directly to over 3,800 motor carriers whose per diem billing rates are generally higher than that of shipping lines and railroad customers. Motor carrier billings represented approximately 56%, 56% and 48% of the Company's total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. As more shipping lines adopt this new business model, the Company anticipates growth in both the number of motor carrier customers and related billings.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

        For the years ended December 31, 2016, 2015 and 2014, the Company earned approximately 38%, 41% and 45% of revenues from its top ten customers, respectively. The Company's largest customer accounted for approximately 8%, 7% and 6% of total revenues in 2016, 2015 and 2014, respectively. These revenues are included in the Domestic Market segment for 2016 and 2015 and the Marine Market segment for 2014. Based on balances due at December 31, 2016, the maximum amount of loss the Company would incur if this customer failed completely to perform according to the terms of their contracts would be $6,760. While the Company believes that it has properly reserved for uncollectible accounts receivable, it is possible that the Company may experience longer collection cycles. Although the Company is not dependent on any one customer for more than 8% of its revenue, deterioration in credit quality of several of the Company's major customers could have an adverse effect on its consolidated financial position and operating results. Management does not believe significant risk exists in connection with the Company's concentrations of credit as of December 31, 2016.

        The Company also has a concentration of credit within its direct finance lease portfolio. The Company's top three customers account for $10,098, $12,197 and $14,592 of the outstanding principal at December 31, 2016, 2015 and 2014, respectively which represents approximately 89%, 95% and 90% of the outstanding principal in those years. The Company does not record an allowance for credit losses associated with direct finance leases. If any of these customers were to default, the Company would seek to recover the equipment securing the lease, often at fair market values in excess of the remaining receivable. Historically, the Company has not experienced losses related to direct finance leases and does not project future uncollectible amounts related to the principal balances receivable.

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

Remanufacture / Refurbishment of Leasing Equipment

        Chassis are long-lived assets, with an economic life of approximately 20 years for domestic chassis and 22.5 years for marine chassis. Older chassis can generally be remanufactured at the end of their useful life to provide 20 or more additional years of service rather than be replaced by new equipment. Remanufacturing provides a material cash savings compared to the cost of purchasing a new chassis. The remanufacturing process can bring an aged chassis up to a "like new" condition, and customers typically do not differentiate between new and remanufactured chassis. In addition to the cost savings, an additional benefit is that an older chassis can be remanufactured into any size unit, which provides excellent flexibility to meet demands of different equipment types as the market changes. Remanufacturing costs are capitalized and depreciated over the new useful life of the equipment. Remanufacturing costs capitalized totaled $30,771, $41,211 and $40,214 for the years ended December 31, 2016, 2015 and 2014, respectively.

        Alternatively, chassis meeting certain age and condition criteria can be refurbished. Refurbishments reflect improvements that go beyond preventive maintenance and normal repairs, thus serving to increase the cash flow generating capability of the refurbished asset. Cash flows are enhanced through extending the useful life of the asset or otherwise altering its structural state to be more marketable. Refurbishment costs are capitalized and depreciated over the remaining / extended useful life of the equipment. Refurbishment costs capitalized totaled $22,115, $12,701 and $2,712 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

        The manner in which a derivative instrument is recorded depends on whether it qualifies for hedge accounting. The Company applied hedge accounting and designated and accounted for its interest rate swap contracts as cash flow hedges. For effective cash flow hedges, changes in fair value were deferred and recorded in AOCI in the Consolidated Balance Sheets. The ineffective portion of cash flow hedges was recognized in earnings immediately and recorded in Interest expense in the Consolidated Statements of Operations. On August 9, 2012, in connection with the closing of the sale of the Original Notes and the asset based senior secured credit agreement (the "ABL Facility") and the repayment of the $630,000 senior secured credit agreement with BNP Paribas CC, Inc. (f/k/a Fortis Capital Corp.) and a group of lenders with Fortis acting as the agent entered into on July 10, 2008 (the "Fortis Facility"), the Company terminated all of its interest rate derivatives. Balances in Accumulated other comprehensive loss for terminated derivatives are being reclassified into earnings over the remaining life of the item previously hedged. Terminated interest rate derivatives are reviewed periodically to determine if the forecasted transactions remain probable of occurring. If the forecasted transactions were deemed remote, the related portion of the gain or loss associated with the terminated derivative included in AOCI would be recognized in the Consolidated Statement of Operations immediately. On January 10, 2013, the Company entered into an interest rate swap transaction with Deutsche Bank AG. Additionally in February 2016, the Company entered into three additional swap transactions, two with Deutsche Bank AG and one with PNC Bank. See Notes 8, 11, 16 and 18 for further information.

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

Sales of Leasing Equipment

        Sales of leasing equipment consist of sales of equipment to third parties, as well as billings to customers for lost or damaged equipment. The Company records the gains and losses from the sales of leasing equipment as part of Other income, net in the Consolidated Statements of Operations. Gains and losses are recognized upon completion of the sale based upon the sales price and the book value of the equipment. For the years ended December 31, 2016, 2015 and 2014, the Company recorded net gains of $933, $1,327 and $928, respectively.

Provision (Benefit) for Income Taxes

        The Company is a Limited Liability Company with a single member and therefore is disregarded for U.S. income tax purposes. However, its 100% owned subsidiary, Interpool, Inc. and its U.S. consolidated subsidiaries, are subject to U.S. income taxes.

        Income taxes have been provided based upon the tax laws and rates in countries in which the Company's operations are conducted and income is earned. The Company's chassis leasing business is domiciled in the United States and, therefore, its income is subject to United States taxation. The provision (benefit) for income taxes recorded relates to the income earned by certain of the Company's subsidiaries, which are located in or have earned income in jurisdictions that impose income taxes, primarily in the United States. The Company is also subject to income tax in Canada and Mexico.

New Accounting Standards

Adopted in 2016

        In August 2016, the FASB issued authoritative guidance on accounting for Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments: ("ASU 2016-15"). The standard provides guidance on eight specific cash flow items and their classifications in the statement of cash flows thereby reducing the current and potential future diversity in practice. The amendments in this update are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this standard in 2016 did not have any impact on the Company's Consolidated Financial Statements.

Pending Adoption

        In May 2014, the FASB issued authoritative guidance on accounting for Revenue from Contracts with Customers (Topic 606): ("ASU 2014-09"). This update supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

2. Summary of Significant Accounting Policies (Continued)

from contracts with customers are also required. This guidance was effective for fiscal years and interim periods beginning after December 15, 2016 and early application was not permitted. However, on July 9, 2015, the FASB decided to delay the effective date by one year. The deferral results in the new revenue standard being effective for fiscal years and interim periods beginning after December 15, 2017. The FASB also decided to allow early adoption but no earlier than the original effective date of December 15, 2016. Entities must adopt the new guidance using one of two retrospective application methods. We established a team comprised of people that are familiar with the contracts we have with our customers within each of our segments. We are in the process of performing a preliminary analysis with regard to such contracts to evaluate the potential effect of the new standard and related disclosures, as well as which transition method we will elect. We will continue to review the terms of such contracts to determine if material differences exist under the new standard versus our existing revenue recognition policy, and will update our disclosure as material changes, if any, are identified.

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

        In March 2016, the FASB issued authoritative guidance on accounting for Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting: ("ASU 2016-09"). The amendments in this update affect all entities that issue share-based payment awards to their employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows entities to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee's behalf for withheld shares should be presented as a financing activity on the cash flow statement, and provides an accounting policy election to account for forfeitures as they occur. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of this standard in 2017 will not have a significant impact on the Company's Consolidated Financial Statements.

        No other new accounting pronouncements issued or effective during 2016 had or are expected to have a material impact on the Company's Consolidated Financial Statements.

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

        The Company has non-cancelable operating leases for its leasing equipment. At December 31, 2016, future minimum lease revenue under these agreements is estimated as follows:

2017	$67,054
2018	28,832
2019	25,792
2020	20,666
2021	16,726
Thereafter	334

$159,404

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

        As of December 31, 2016 and 2015, the Company had guaranteed and unguaranteed residual values for leasing equipment on direct finance leases of $8,656 and $8,673, respectively.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

3. Leasing Activity (Continued)

        At December 31, 2016, receivables under these direct finance leases are collectible through 2022 as follows:

	Total Lease Receivables	Unearned Lease Income	Net Lease Receivables
2017	$10,967	$692	$10,275
2018	713	194	519
2019	324	67	257
2020	216	27	189
2021	63	4	59
Thereafter	7	—	7

	$12,290	$984	$11,306

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

4. Leasing Equipment

        The following is a summary of leasing equipment recorded on the Consolidated Balance Sheets:

	December 31
	2016	2015
Total leasing equipment	$1,890,474	$1,888,940
Less accumulated depreciation	(482,104)	(452,962)

Leasing equipment, net of accumulated depreciation	$1,408,370	$1,435,978

        Leasing equipment includes assets recorded under capital leases of $22,008 and $121,817 with accumulated depreciation of $6,777 and $46,304 at December 31, 2016 and 2015, respectively.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

4. Leasing Equipment (Continued)

Impairment of Leasing Equipment

        The Company periodically analyzes the usability of leasing equipment at remanufacturing facilities, depots and other storage facilities. Certain leasing equipment is rejected in the remanufacturing process due to rust and corrosion or if otherwise determined to be unusable for future remanufacturing. Additionally, due to the frequent movement of the Company's assets in its operations, its chassis and axles are subject to shrinkage. Impairment charges are recorded based on management's ongoing analysis of the impairment indicators described in Note 2, and include estimates of shrinkage and other charges based on recent historical experience. Impairment of leasing equipment amounted to $13,917, $7,277 and $5,855 for the years ended December 31, 2016, 2015 and 2014, respectively.

        The following is a summary of the Company's impairment charges recorded for the years ended December 31, 2016, 2015 and 2014 by category:

	December 31
	2016	2015	2014
Shrinkage	$1,811	$1,102	$218
Corroded/Unusable	6,406	4,128	2,527
Impairment	5,700	2,047	3,110

Total impairment of leasing equipment	$13,917	$7,277	$5,855

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

5. Capitalized Software Development Costs

        In 2014, the Company's Investment Committee approved the proposal to replace its principal operating and financial reporting systems, named "Project Helix" to provide more functional capabilities necessitated by new business requirements emerging from the industry shift to the motor carrier model. In conjunction with application development efforts from project approval in 2014 through December 31, 2016, the Company capitalized $23,398 of eligible costs in accordance with ASC 350-40, Internal-Use Software. The amounts capitalized at December 31, 2016 and 2015 were $23,398 and $9,675, respectively and are included in Other assets in the Consolidated Balance Sheet. Once the software is substantially complete and ready for its intended use, capitalization will cease. Capitalized software costs will be amortized on a straight-line basis over seven years, the estimated useful life of the software.

6. Goodwill

        Management has determined that the Company has two reporting units, the Marine Market segment and the Domestic Market segment. For the purpose of testing goodwill for impairment, the goodwill balance of $256,815 has been assigned to these two reporting units using a relative fair value allocation approach. The goodwill balance for the Marine Market segment was $134,730 at December 31, 2016 and $134,019 at December 31, 2015. The goodwill balance for the Domestic Market segment was $122,085 at December 31, 2016 and $117,888 at December 31, 2015. At December 31, 2016, there are no accumulated impairment losses related to Goodwill. Based upon the annual assessment of goodwill, the Company concluded that no impairment existed during the years ended December 31, 2016, 2015 and 2014.

        The increase in goodwill in 2016 is due to the Interstar Acquisition on February 29, 2016 for a purchase price of $5,943. The acquisition was facilitated through TRAC Interstar, a newly formed, indirect wholly-owned subsidiary of the Company. The Company recorded $4,908 of goodwill related to the acquisition.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings

        The following is a summary of the Company's borrowings:

	December 31
	2016		2015
	Debt Instrument	Debt Issuance Cost	Debt Instrument	Debt Issuance Costs
Senior Secured 11% Notes	$45,000	$593	$150,000	$2,746
ABL Facility	1,032,000	12,636	867,000	15,585
Loans Payable CIMC	11,989	13	14,519	16
Capital lease obligations	8,412	2	49,160	3

Total	1,097,401	$13,244	1,080,679	$18,350

Less current maturities	(9,173)		(41,396)

Long-term debt, less current maturities	$1,088,228		$1,039,283

        The Company's debt consisted of notes, loans and capital lease obligations payable in varying amounts through 2021, with a weighted-average interest rate of 4.05%, 5.37% and 5.78% for the years ended December 31, 2016, 2015 and 2014, respectively. The weighted-average interest rates disclosed are calculated as "all-in" rates which include interest expense and amortization of agents' fees and deferred financing fees.

Senior Secured 11% Notes

        On August 9, 2012, TRAC along with TRAC Intermodal Corp., sold $300,000 aggregate principal amount of Notes, issued at par in a private transaction. The Notes mature on August 15, 2019, with interest payable semi-annually beginning on February 15, 2013. The Notes are secured on a second-priority lien basis. Collateral generally consists of cash, owned chassis, accounts receivable, and investment property of the guarantors including, with limitations, the equity of the non-guarantors. The Company may redeem some or all of the Notes at any time on or after August 15, 2015 at the redemption prices set forth in the Notes plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences certain kinds of changes in control, the Company must offer to purchase the Notes at a price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest, if any, to the redemption date. Holders of the Notes will have the option to redeem their Notes for 101.0% of principal upon a change of control as defined by the Notes and upon the Company's collateral or non-collateral asset sales as defined in the Notes, at a redemption price of 100.0%.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

        The indenture governing the Notes also contains various restrictive covenants, including limitations on the payment of dividends and other restrictive payments, the prepayment of existing indebtedness, limitations on incurrence of indebtedness, investments, creation of liens and limitations on asset sales. The proceeds from the offering of the Notes were used to repay existing indebtedness of Interpool, including interest rate swap liabilities, and for general corporate purposes. The Company incurred approximately $9,555 in fees and expenses related to the note offering. These fees and expenses are classified as deferred financing fees and reflected as a deduction from the carrying amount of the debt liability. These fees are being amortized into interest expense over the seven-year term of the Notes.

        On August 17, 2015, the Company borrowed $176,000 under its ABL Facility which carries an interest rate of one-month LIBOR + 2.25% and matures on December 10, 2020, which is the maturity date of the ABL Facility. The funds were used to finance the redemption of $150,000 in aggregate principal amount of the outstanding Notes at a redemption price equal to 108.250 of such aggregate principal amount. Approximately $162,375 was paid to redeem the Notes, $150,000 aggregate principal amount and a premium of $12,375. Additionally, approximately $3,058 of deferred financing fees were expensed upon redemption.

        On March 7, 2016, the Company announced its proposed offering of $485,000 aggregate principal amount of senior secured notes due 2021. Subsequently on March 22, 2016, the Company decided that due to current market conditions, it would not proceed with its proposed offering. As a result, during the year ended December 31, 2016, the Company expensed approximately $1,603 of accumulated costs related to the offering. These costs are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

        On August 15, 2016, the Company borrowed $80,000 under its ABL Facility which carries an interest rate of one-month LIBOR + 2.00% and matures on December 10, 2020, which is the maturity date of the ABL Facility. The funds were used to finance the redemption of $80,000 in aggregate principal amount of its outstanding Notes at a redemption price equal to 105.500 percent of such aggregate principal amount. Approximately $84,400 was paid to redeem the Notes, $80,000 aggregate principal amount and a premium of $4,400. Additionally, $1,206 of deferred financing fees related to the Notes were expensed upon redemption.

        On December 28, 2016, the Company borrowed $25,000 under its ABL Facility which carries an interest rate of one-month LIBOR + 2.00% and matures on December 10, 2020, which is the maturity date of the ABL Facility. The funds were used to finance the redemption of $25,000 in aggregate principal amount of its outstanding Notes at a redemption price equal to 105.500 percent of such aggregate principal amount. Approximately $26,375 was paid to redeem the Notes, $25,000 aggregate principal amount and a premium of $1,375. Additionally, $329 of deferred financing fees related to the Notes were expensed upon redemption.

        The aggregate principal amount of Notes outstanding was $45,000 and $150,000 at December 31, 2016 and 2015. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2016, 2015 and 2014 was 11.54%, 11.53% and 11.54%, respectively.

        On February 27, 2017, the Company borrowed $19,000 under its ABL Facility to partially finance the redemption of an additional $25,000 in aggregate principal amount of its Notes. See Note 20.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

        In addition, on August 11, 2015, Interpool entered into an incremental facility amendment (the "August 2015 Incremental Amendment") to the Credit Agreement. Pursuant to the August 2015 Incremental Amendment, Interpool obtained additional revolving commitments under the ABL Facility through its Administrative Agent from Citibank, N.A., as a new lender in the amount of $100,000 and from existing lender, City National Bank, in the amount of $9,000. Three existing lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank AG New York Branch reduced their commitments by $22,750, $22,750 and $13,500, respectively resulting in an aggregate increase in revolving commitments of $50,000. As a result of the August 2015 Incremental Amendment, lenders have committed to an aggregate total revolving commitment under the Credit Agreement of $1.30 billion.

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

        Additionally, on December 14, 2015, the Company entered into an incremental facility amendment (the "December 2015 Incremental Amendment") to the Credit Agreement among the loan parties listed therein, the lenders named therein and the Administrative Agent. Pursuant to the December 2015 Incremental Amendment, the Company obtained additional revolving commitments under the

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

Credit Agreement through its Administrative Agent from DVB Bank SE, in the amount of $50.0 million. As a result of the Incremental Amendment, the aggregate total revolving commitment of the existing lenders under the Credit Agreement is $1.30 billion.

        The ABL Facility, as amended, has a maturity date of December 10, 2020 (provided such maturity is at least 91 days prior to the maturity of the Notes or senior notes the Company may issue, subject to certain exceptions) and borrowings are limited to a maximum amount (the "Borrowing Base") equal to the sum of (i) 85% multiplied by eligible accounts receivable (including Canadian accounts receivable), plus (ii) the lesser of (a) 85% multiplied by the sum of the net book U.S. GAAP depreciated value for eligible rental fleet assets not subject to a direct finance lease and the net investment in accordance with U.S. GAAP with respect to eligible rental fleet assets subject to a direct finance lease (in each case, including rental fleet assets located in Canada and up to the lesser of 5% of the Borrowing Base and $60,000 of fleet assets located in Mexico) and (b) 80% multiplied by the net orderly liquidation value percentage identified in the most recent rental fleet asset appraisals multiplied by the sum of the net book U.S. GAAP depreciated value for eligible rental fleet assets not subject to a direct finance lease and the net investment in accordance with U.S. GAAP with respect to eligible rental fleet assets subject to a direct finance lease (in each case, including rental fleet assets located in Canada and up to the lesser of 5% of the Borrowing Base and $60,000 of fleet assets located in Mexico), less (iii) reserves established by the Administrative Agent. Field exams and appraisals will be conducted on a periodic basis, the frequency of which increases subject to certain availability triggers or during the continuance of an event of default.

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

        In addition to the above financial covenants, the ABL Facility contains restrictions, which include but are not limited to, restrictions on the creation of liens, the prepayment of existing indebtedness, the incurrence of additional indebtedness (including guarantee obligations), investments, asset dispositions, sale and leaseback transactions, swap agreements, optional payments and modifications of subordinated and other debt instruments, changes in fiscal year, negative pledge clauses and other burdensome agreements, transactions with affiliates, mergers and consolidations, liquidations and dissolutions, restricted payments (including dividends and other payments in respect of capital stock), asset sales or transfers, amendments of material documents and transactions with respect to PoolStat®. The ABL Facility also provides for cash dominion subject to certain availability triggers.

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

        On January 14, 2016, the Company borrowed $51,000 (the "Repurchase Amount") under the revolving credit facility of the ABL Facility to finance the repurchase and retirement of 62 shares, par value $0.01 per share, of the common stock of Interpool held by the Company, the sole stockholder of Interpool Through a successive chain of dividends, the Repurchase Amount was received pro rata by the Company's indirect shareholders of record, including certain private equity funds that are managed by an affiliate of Fortress Investment Group LLC, employees of affiliates of Seacastle Inc. (the Company's indirect parent) and members of the Company's management.

        The amount outstanding under the ABL Facility was $1,032,000 and $867,000 at December 31, 2016 and 2015, respectively. The weighted-average interest rates including amortized debt issuance fees for the years ended December 31, 2016, 2015 and 2014 was 3.11%, 3.51% and 3.60%, respectively. At December 31, 2016, $203,028 additional borrowing capacity was available under this facility.

Loans Payable CIMC

        During 2010, the Company contracted for the remanufacture and financing of 3,135 chassis with CIMC Vehicles Group Ltd. and CIMC Transportation Equipment, Inc. (collectively, "CIMC"). CIMC financed 90% of the acquisition cost of these remanufactured chassis. This equipment was delivered in

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

eight tranches as manufacturing was completed over various delivery dates from October 11, 2010 to June 30, 2011 and eight corresponding financing agreements were signed. The term of each agreement is 120 months commencing on the acceptance date of the equipment. Amounts outstanding under these agreements bear an interest rate equal to LIBOR plus a margin and payments are made quarterly. Upon registration, CIMC is listed as the first lien holder on all certificates of title to the equipment. At December 31, 2016 and 2015, $11,989 and $14,519 was outstanding under these agreements. The weighted-average interest rates for the years ended December 31, 2016, 2015 and 2014 were 4.98%, 4.59% and 4.53%, respectively.

Capital Lease Obligations

        At December 31, 2016 and 2015, the total capital lease obligations outstanding associated with leasing equipment were $8,412 and $49,160, respectively. The capital lease obligations mature in varying amounts from 2017 through 2021 and have stated or implicit rates ranging from 5.00% to 5.29%. The weighted-average interest rates for the years ended December 31, 2016, 2015 and 2014 were 4.86%, 4.81% and 4.96%, respectively.

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

        During 2016, the Company exercised 16 purchase options related to its capital leases, four early purchase options and 12 from maturing capital leases for an aggregate purchase price of $47,107 and recognized a loss on modification and extinguishment of debt and capital lease obligations of $175.

Assets Pledged as Collateral

        The Company's debt obligations are collateralized by the Company's Leasing equipment and Net investment in direct finance leases. As of December 31, 2016 and 2015, assets pledged as collateral are as follows:

	December 31
	2016	2015
ABL Facility	$1,377,571	$1,344,961
CIMC Loans	25,387	26,609
Capital Lease Obligations	15,239	75,653

Total Pledged as Collateral	$1,418,197	$1,447,223

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

7. Borrowings (Continued)

        The Company's Notes are secured on a second-priority lien basis. Collateral generally consists of cash, owned chassis, accounts receivable, and investment property of the guarantors including, with limitations, the equity of the non-guarantors.

Covenants

        At December 31, 2016, under the Company's debt instruments, the Company is required to maintain certain financial covenants (as defined in each agreement) including Minimum Tangible Net Worth tests, Funded Debt to Tangible Net Worth, Senior Secured Leverage Ratio and a Fixed Charge Coverage test. As of December 31, 2016, the Company was in compliance with all financial covenants as defined in each agreement.

Debt Maturities

        The Company's outstanding debt, including capital lease obligations, as of December 31, 2016 matures as follows:

2017	$9,173
2018	3,284
2019	48,432
2020	1,035,589
2021	923
Thereafter	—

$1,097,401

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

        In accordance with the Derivatives and Hedging Topic of the FASB ASC, all interest rate derivatives were recognized on the Company's Consolidated Balance Sheets at their fair value and consisted of United States dollar denominated LIBOR-based interest rate swaps. Their fair values were determined using cash flows discounted at relevant market interest rates in effect at the period close. The fair value generally reflected the estimated amounts that the Company would receive or pay to transfer the contracts at the reporting date and therefore reflects the Company's or counterparty's non-performance risk. See Note 18.

        For the Company's interest rate derivatives designated as cash flow hedges, the effective portion of the interest rate derivative's gain or loss was deferred and initially reported as a component of AOCI and subsequently reclassified into earnings when the interest payments on the debt were recorded in earnings. The ineffective portion of the interest rate derivative was calculated and recorded in Interest expense in the Consolidated Statements of Operations at each quarter-end. Refer to Note 11 for further information regarding the amounts accumulated in other comprehensive loss.

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

        On February 4, 2016, the Company executed two interest rate swap agreements with Deutsche Bank. One agreement effectively converts $50,000 of variable rate debt based upon LIBOR into a fixed rate of 1.063% per annum. This agreement will terminate on December 10, 2020 at the same time the Company's ABL Facility terminates. Additionally, the Company executed a $300,000 forward interest rate swap agreement. This agreement begins on August 9, 2017 when the Company's existing $300,000 swap agreement ends. At that time, the Company will effectively convert $300,000 of variable rate debt based upon LIBOR into a fixed rate of 1.2985%.

        On February 5, 2016, the Company executed an interest rate swap with PNC Bank effectively converting $100,000 of variable rate debt based upon LIBOR into a fixed rate of 1.1175%. The agreement will terminate December 10, 2020 at the same time the Company's ABL Facility terminates.

        At December 31, 2016, one month LIBOR was 0.7717%.

        For additional disclosures related to derivative instruments, see Notes 2, 11 and 18.

        The Company held the following interest rate derivatives as of December 31, 2016:

Hedged Item	Notional Amount	Effective Date	Maturity Date	Floating Rate	Fixed Leg Interest Rate	Fair Value(a)
ABL Facility	$300,000	Jan-2013	Aug-2017	1M LIBOR	0.756%	$168
ABL Facility	$50,000	Feb-2016	Dec-2020	1M LIBOR	1.063%	$1,103
ABL Facility	$100,000	Feb-2016	Dec-2020	1M LIBOR	1.1175%	$2,066
ABL Facility	$300,000	Aug-2017	Dec-2020	1M LIBOR	1.2985%	$4,787

(a)
These interest rate derivatives are recorded in Other assets in the Consolidated Balance Sheets.

        At the dates indicated, the Company had in place total interest rate derivatives to fix floating interest rates on a portion of the borrowings under its debt facilities as summarized below:

	Total Current Notional Amount	Weighted-Average Fixed Leg Interest Rate	Weighted-Average Remaining Term
December 31, 2016	$450,000	0.8704%	1.72 years
December 31, 2015	$300,000	0.7560%	1.53 years
December 31, 2014	$300,000	0.7560%	2.53 years

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

8. Derivatives and Hedging Activities (Continued)

        The following table sets forth the net of tax effect of the Company's cash flow hedge derivative instruments on the Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014:

	Effective Portion				Ineffective Portion
	Derivative Instruments	Change in Unrealized Gain (Loss) Recognized in OCI on Derivatives(a)	Classification of Loss Reclassified from OCI into Income	Loss Reclassified from OCI into Income(b)	Classification of (Gain) Loss Recognized Directly in Income on Derivative	(Gain) Loss Recognized Directly in Income on Derivative(c)
December 31, 2016	Interest rate derivatives	$3,693	Interest expense	$10,979	Interest expense	$251
December 31, 2015	Interest rate derivatives	$(1,982)	Interest expense	$13,316	Interest expense	$(85)
December 31, 2014	Interest rate derivatives	$(2,005)	Interest expense	$12,131	Interest expense	$(84)

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

	2016	2015	2014
Net settlements of interest rate derivatives, net of tax of ($676), ($685) and ($720), respectively	$1,045	$1,059	$1,106
Amortization of terminated derivatives, net of tax of ($6,425), ($7,920) and ($7,265), respectively	9,934	12,257	11,025

	$10,979	$13,316	$12,131

(c)
Amounts impacting income not related to OCI reclassification.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

8. Derivatives and Hedging Activities (Continued)

        The following table summarizes the deferred (gains) and losses for the terminated interest rate derivatives and the related amortization into interest expense for the years ended December 31, 2016, 2015 and 2014:

								Amount of Deferred Loss Amortized (including Accelerated Amortization) into Interest Expense
							Unamortized Deferred (Gain) Loss at December 31, 2016				Amount of Deferred Loss Expected to be Amortized over the Next 12 months
	Original Maximum Notional Amount					Deferred Loss Upon Termination
		Effective Date	Maturity Date	Fixed Rate %	Termination Date
Hedged Item								2016	2015	2014
(a)	$60,852	Jul-2007	Oct-2017	5.299%	Dec-2007	$1,853	$—	$(6)	$(2)	$10	$—
(a)	200,000	Jul-2007	Jul-2017	5.307%	Dec-2007	6,412	(3)	(14)	(6)	45	(3)
(a)	163,333	Jul-2007	Jul-2014	5.580%	Dec-2007	3,773	—	—	—	200	—
(b)	150,000	Jul-2008	Oct-2014	5.512%	Jul-2008	1,711	—	—	—	44	—
(b)	150,000	Oct-2007	Oct-2014	5.512%	Jul-2008	3,498	—	—	—	139	—
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,711	378	526	662	145	378
(b)	480,088	Oct-2014	Oct-2017	5.436%	Jul-2008	1,526	211	471	698	146	211
(a)	163,333	Nov-2007	Jul-2014	4.605%	Jul-2008	2,082	—	—	—	(166)	—
(b)	332,525	Oct-2007	Oct-2014	4.743%	Jul-2008	7,641	—	—	—	(167)	—
(a)	58,238	Nov-2007	Oct-2017	4.305%	Jul-2008	862	(1)	(44)	(58)	(61)	(1)
(a)	193,333	Nov-2007	Jul-2017	4.365%	Jul-2008	3,265	(20)	(114)	(206)	(247)	(20)
(c)	37,000	Sep-2007	Jul-2014	5.526%	Mar-2011	3,122	—	—	—	335	—
(d)	53,286	Jul-2008	Oct-2017	3.989%	Aug-2012	2,048	6	197	330	469	6
(d)	181,667	Jul-2008	Jul-2017	4.033%	Aug-2012	8,538	87	579	1,321	2,135	87
(d)	43,333	Jul-2008	Jul-2014	4.328%	Aug-2012	11,033	—	—	—	3,437	—
(d)	211,567	Jul-2008	Oct-2014	4.147%	Aug-2012	17,002	—	—	—	6,578	—
(d)	150,000	Jul-2008	Oct-2014	4.000%	Aug-2012	5,080	—	—	—	1,960	—
(d)	427,407	Oct-2014	Oct-2017	5.174%	Aug-2012	46,372	10,882	14,764	17,438	3,288	10,882

Total						$127,529	$11,540	$16,359	$20,177	$18,290	$11,540

(a)
This hedged item is referred to as Chassis Funding II Floating Rate Asset-Backed Notes, Series 2007-1

(b)
This hedged item is referred to as Chassis Funding Floating Rate Asset-Backed Notes, Series 2007-1

(c)
This hedged item is referred to as Chassis Financing Program, Term Loan Agreement—Portfolio C

(d)
This hedged item is referred to as Chassis Financing Program, Portfolio A

        The amount of loss expected to be reclassified from AOCI into interest expense over the next 12 months consists of net interest settlements on an active interest rate derivative in the amount of $171 (which is net of tax of $111) and amortization of deferred losses on the Company's terminated derivatives of $7,008 (which is net of tax of $4,532).

9. Commitments and Contingencies

Chassis Purchase Commitments

        The Company's chassis purchase commitments are related to commitments to refurbish chassis, remanufacture chassis and to exercise an early purchase option related to a capital lease. At December 31, 2016, the Company had non-cancellable commitments totaling approximately $18,950 all of which was committed for 2017. In addition, the Company entered into purchase orders for the refurbishment of chassis which allows for cancellation with an agreed upon notice period. If the Company were to cancel, it would be required to fulfill refurbishments committed aggregating

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

9. Commitments and Contingencies (Continued)

approximately $11,588 which is included in the 2017 commitment number above. The above represents the non-cancellable portion of contracts that aggregate $92,784 over a four year period.

Tire Purchase Commitments

        Contemporaneous with the Interstar Acquisition, the Company committed to purchase from an affiliate of the acquired company 45,000 tires annually for a period of five years. Initial prices for tire types were agreed upon but are subject to purchase price adjustments based on certain changes in the cost of raw materials used in the manufacturing process as well as the mix of tires to be purchased over the commitment period. At December 31, 2016, the tire purchase commitments are estimated to be $23,203 with $6,613 committed for 2017 and $5,530 committed for 2018, 2019 and 2020, respectively. See Note 15.

Lease Commitments

        The Company is party to various operating leases relating to office facilities and certain other equipment with various expiration dates through 2026. All leasing arrangements contain normal leasing terms without unusual purchase options or escalation clauses. Rental expense under operating leases was $12,877, $14,417 and $8,541 for the years ended December 31, 2016, 2015 and 2014, respectively.

        As of December 31, 2016, the aggregate minimum rental commitment under operating leases having initial or remaining non-cancelable lease terms in excess of one year was as follows:

2017	$11,864
2018	5,210
2019	3,773
2020	3,407
2021	3,465
Thereafter	12,067

$39,786

        The Company is party to various capital leases and is obligated to make payments related to its long-term borrowings. See Note 7.

Stock Buyback Program

        On April 13, 2016, Interpool instituted the Stock Buyback Program whereby employees who hold vested shares of SCT Chassis, an indirect parent of the Company, pursuant to Management Shareholder Agreements executed prior to January 1, 2016, will be eligible to elect, on an annual basis, to sell up to 25% of such shares to Interpool. Under the Stock Buyback Program, participants will elect annually whether to participate in the Stock Buyback Program and the number of eligible shares they wish to sell. Elections will generally be made on or about April 30 of each year, and the Stock Buyback Program will expire in 2019 after all completed share repurchase elections are fulfilled for that year. The fair market value price, at which SCT Chassis shares will be repurchased, will be determined each

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

9. Commitments and Contingencies (Continued)

year by the Board of Directors of SCT Chassis. At December 31, 2016, the estimated repurchase amount based on the current such fair market value price of $10.50 per share is $3,035. See Note 12.

Guarantees and Indemnifications

        In the ordinary course of business, the Company executes contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as an assignment and assumption agreement. These indemnifications might include claims related to any of the following: tax matters, governmental regulations, and contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. The Company regularly evaluates the probability of having to incur costs associated with these indemnifications and have accrued for any expected losses that are probable. No losses have been accrued at December 31, 2016 and 2015.

        At December 31, 2016, the following guarantees and indemnifications for which payments are possible are as follows:

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

ILWU Roadability Program—Inspection Fees

        An agreement reached in March 2015 between the Pacific Maritime Association ("PMA") and the International Longshore and Warehouse Union ("ILWU") provides for mandatory roadability inspections (subject to limited exceptions) of all chassis before they leave any of the West Coast terminals where the ILWU has jurisdiction (the "ILWU Roadability Program"). In connection with this program, the Company has received invoices and payment demands from certain host locations. The Company is not party to the above agreement and is currently disputing such fees because, among other reasons, it believes there is no legal basis for them to be imposed and the ILWU Roadability Program provides for inspections beyond those required by applicable law. Since the Company believes that any amounts it may be required to pay are not probable, it is not currently accruing such expenses in its financial statements. As of December 31, 2016, the Company has received invoices aggregating approximately $5,550.

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

        Domestic and foreign pre-tax income (loss) was as follows:

	Year ended December 31
	2016	2015	2014
Domestic	$28,440	$42,204	$(7,988)
Foreign	2,278	2,394	1,587

Total	$30,718	$44,598	$(6,401)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

10. Income Taxes (Continued)

        The provision (benefit) for income taxes is comprised of the following:

	Year ended December 31
	2016	2015	2014
Current taxes:
Federal	$—	$10	$(795)
State	39	(211)	713
Foreign	108	162	67

Total current taxes	147	(39)	(15)

Deferred taxes:
Federal	9,847	15,101	(2,115)
State	945	2,832	(1,395)
Foreign	(146)	(14)	80

Total deferred taxes	10,646	17,919	(3,430)

Total provision (benefit) for income taxes	$10,793	$17,880	$(3,445)

        The decrease in the tax provision in 2016 compared to 2015 is due to a decrease in the Company's earnings. The increase in the tax provision in 2015 compared to 2014 was due to the increase in the Company's earnings.

        A reconciliation of the U.S. statutory tax rate to the effective tax rate for continuing operations follows:

	Year ended December 31
	2016	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%
State taxes	3.1	5.8	12.9
Foreign earnings taxed at other than 35%	(1.9)	(1.1)	7.5
Research and development tax credit	(0.8)	—	—
Changes in uncertain tax positions	0.1	—	(6.3)
Valuation allowances	—	—	5.1
Permanent tax items	(0.4)	0.4	(0.4)

Effective tax rate	35.1%	40.1%	53.8%

        In all years, the effective tax rate differs from the U.S. federal tax rate of 35% due to state and local income taxes and foreign earnings. In 2016, the effective tax rate decreased due to a reduction in the state effective tax rate and the benefit from a research and development tax credit. In 2015, the effective tax rate decreased due to the significant increase in domestic pre-tax income relative to worldwide earnings.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

10. Income Taxes (Continued)

        Significant components of deferred tax assets and liabilities were as follows:

	December 31
	2016	2015
Deferred tax assets:
Loss carryforwards	$305,157	$302,485
Derivative instruments	1,334	10,821
Other	7,162	5,741

Deferred tax assets	313,653	319,047
Valuation allowance	(21)	(199)

Total deferred tax assets	313,632	318,848

Deferred tax liabilities:
Operating property, net	456,961	435,376
Derivative instruments	4,436	11,052

Total deferred tax liabilities	461,397	446,428

Net deferred tax liabilities	$147,765	$127,580

        Through December 31, 2016, the Company has incurred passive activity loss ("PALs") and net operating loss ("NOLs") carryforwards of approximately $228,931 and $546,804, respectively, for U.S. federal and state income tax purposes. In addition, through December 31, 2016, the Company claimed $242 of research and development ("R&D") tax credits pertaining to Project Helix for U.S. federal tax purposes.

        The PALs can be carried forward indefinitely to offset income generated from future leasing activities. The remaining $546,804 of NOLs can be carried forward to offset any income from future leasing activities or other future non-leasing taxable income (i.e., dividends, interest, and capital gain income). The NOL carryforward will not begin to expire until 2028. The R&D tax credit carryforward will not begin to expire until 2035. After considering the future reversal of its existing taxable temporary differences coupled with future earnings and tax planning strategies, the Company does not believe a valuation allowance is required for federal taxes with respect to these PALs, NOLs or R&D tax credits. However, as of December 31, 2016 and 2015, the Company has a valuation allowance recorded of $21 and $199, respectively, relating to state NOL and capital loss carryforwards which have a remaining expiration period of five years or less.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2014	$977
Change during 2014	—

Balance at December 31, 2015	977
Change during 2016	12

Balance at December 31, 2016	$989

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

10. Income Taxes (Continued)

        All of the unrecognized tax benefits, if recognized, would favorably affect the Company's effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $17, $16 and $94, respectively, in interest and penalties. The Company does not anticipate any material reversals of its recorded uncertain tax positions in the subsequent twelve month period.

        The Company's 2014 federal income tax return is presently under examination. The Company's 2015 and 2016 federal income tax returns and 2013 to 2016 state tax returns remain subject to examination. The Company does not expect the outcome of any federal or state examinations to have a material impact on the Consolidated Financial Statements. In addition, the Company's NOLs generally remain subject to potential examination until three years from their utilization year regardless of their year of origin.

        As of December 31, 2016, 2015 and 2014 the cumulative undistributed foreign earnings were approximately $6,106, $4,306 and $2,610, respectively. Any U.S. tax liability on possible future distribution of these undistributed foreign earnings, net of foreign tax credits, is not a material amount. The Company reinvests its earnings in Mexico into its local operations and does not have a domestic need to repatriate such earnings. As such the Company considers all of its foreign earnings to be permanently invested in the foreign jurisdictions.

11. Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss ("AOCI") includes the changes in the fair value of derivative instruments, reclassification into earnings of amounts previously deferred relating to derivative instruments and foreign currency translation gains and losses primarily relating to the Company's Canadian operation.

        The components of Accumulated comprehensive (loss), net of tax, are as follows:

	Unrealized Gain (Loss) on Derivative Instruments	Net Derivative Loss to be Reclassified into Earnings	Foreign Currency Translation	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$2,020	$(40,226)	$(142)	$(38,348)
Current-period other comprehensive (loss) income	(899)	11,025	(395)	9,731

Balance, December 31, 2014	$1,121	$(29,201)	$(537)	$(28,617)
Current-period other comprehensive (loss) income	(923)	12,257	(820)	10,514

Balance, December 31, 2015	$198	$(16,944)	$(1,357)	$(18,103)
Current-period other comprehensive (loss) income	4,738	9,934	—	14,672

Balance, December 31, 2016	$4,936	$(7,010)	$(1,357)	$(3,431)

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

11. Accumulated Other Comprehensive Loss (Continued)

        The following table presents the effects of reclassifications out of AOCI and into the Consolidated Statement of Income:

		Year ended December 31,
	Income Statement Line Item
		2016	2015	2014
Total loss in AOCI reclassifications for previously unrealized net losses on terminated derivatives	Interest expense	$16,359	$20,177	$18,290
Related income tax benefit	Benefit for income taxes	(6,425)	(7,920)	(7,265)

Net loss reclassified out of AOCI		$9,934	$12,257	$11,025

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

12. Share-Based Payments (Continued)

        A summary of the restricted shares of SCT Chassis under the Company's share-based compensation plan is as follows. All amounts are in thousands except share and per share amounts.

Non-vested Shares	Shares	Weighted- Average Grant Date Fair Value per share	Fair Value of Shares at Grant Date
Non-vested at December 31, 2013	352,443	$6.61	$2,328
Granted	—	—	—
Forfeited	(20,000)	6.17	(123)
Vested	(152,226)	6.54	(996)

Non-vested at December 31, 2014	180,217	$6.71	$1,209
Granted	63,963	10.52	673
Forfeited	—	—	—
Vested	(142,010)	6.93	(984)

Non-vested at December 31, 2015	102,170	$8.79	$898
Granted	35,682	11.21	400
Forfeited	—	—	—
Vested	(52,724)	7.97	(420)

Non-vested at December 31, 2016	85,128	$10.31	$878

Stock Buyback Program

        On April 13, 2016, Interpool instituted the Stock Buyback Program. Under the Stock Buyback Program, participants will elect annually whether to participate in the Stock Buyback Program and the number of eligible shares they wish to sell. Elections will generally be made on or about April 30 of each year, and the Stock Buyback Program will expire in 2019 after all completed share repurchase elections are fulfilled for that year. The fair market value price, at which SCT Chassis shares will be repurchased, will be determined each year by the Board of Directors of SCT Chassis. For the 2016 repurchase, Interpool offered a purchase price of $11.21 per share, and such offer expired on May 13, 2016.

        The Company accounted for the repurchase feature which provides for a cash settlement option for eligible shares in accordance with the Compensation—Stock Compensation Topic of the FASB ASC. Provisions of the Program require certain equity awards to be accounted for under liability accounting; hence such awards have been reclassified and will be re-measured at each reporting date. The Company recognized $312 of additional compensation expense with regard to these awards due to the Program modification and reclassified $641 from Member's interest to a share repurchase liability account. At inception the Share repurchase liability was $953 and is recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet. Additionally, the guidance in Accounting Series Release No. 268 ("ASR 268") requires equity awards, which are now redeemable under the Program to be classified as temporary equity on the balance sheet and re-measured to the estimated redemption value at each reporting period. The Company recognized $744 of additional compensation expense due to the Program modification and reclassified $1,859 from Member's interest to Redeemable indirect

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

12. Share-Based Payments (Continued)

parent shares held by management associated with such awards. Additionally, $775 was recorded to Redeemable indirect parent shares held by management with the offset to Member's interest to reflect the estimated redemption value for these shares. At inception the balance in this account was $3,378.

        On May 13, 2016, the Company repurchased 94,527 shares for $1,060 in accordance with the Stock Buyback Program discussed above. Accordingly, the Company reduced Redeemable indirect parent shares held by management by $845 on the Consolidated Balance Sheet and also reduced the Share repurchase liability by $215.

        At December 31, 2016, the Share repurchase liability was $959 and is recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheet. Additionally, the balance in Redeemable indirect parent shares held by management was $2,076 and is presented as temporary equity in the Consolidated Balance Sheet. Both accounts were revalued to fair value and estimated redemption value, respectively, at December 31, 2016.

Share Repurchases

        In addition to the share repurchase discussed above under the Stock Buyback Program, during the year ended December 31, 2016 Interpool purchased 60,834 shares of SCT Chassis common stock from employees to meet their minimum statutory withholding requirements upon share vesting and to repurchase shares from employees upon termination. The cost of these shares was $609 of which $306 is included in Member's interest and $303 reduced the balance of Redeemable indirect parent shares held by management on the Consolidated Balance Sheet.

Stock Sales to Indirect Parent

        On October 8, 2015, Seacastle, Inc. purchased 78,414 restricted shares of SCT Chassis, Inc. from Interpool at $12.67 per share for a total of $993.

Restricted Stock Unit Plan—SCT Chassis, Inc

        On October 25, 2016, the SCT Chassis board of directors authorized and approved the terms of the SCT Chassis Restricted Stock Unit Plan dated as of October 1, 2016 (the "RSU Plan"), the form of Restricted Stock Unit Award and Management Shareholder Agreement (the "RSU MSA") and the list of participants in the Plan that would receive RSU MSAs in 2016. The RSU Plan provides for annual grants of Restricted Stock Units ("RSUs") to participating employees upon the Company's achievement of targeted levels of Adjusted Earnings before Tax ("Adjusted EBT"). Adjusted EBT targets are determined each year during the budget process. The number of shares to be granted is based upon levels of Adjusted EBT attained, the grade level of each participant and the fair value of SCT Chassis Stock at the grant date.

        On October 26, 2016, in accordance with the RSU Plan and upon determination of the SCT Chassis Board of Directors, a total of 168,577 RSUs were granted to certain members of Interpool management at a fair value of $8.36 per RSU, or a total fair value of $1,409, for achievement of the Adjusted EBT target for performance year 2015. The fair market value of the RSUs reflects a 22% lack of marketability discount as the RSU Plan provides no provision for participants to sell their shares to the Company. These RSUs will vest in one-third increments on January 1, 2017, 2018 and

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

12. Share-Based Payments (Continued)

2019, respectively with the underlying common stock being delivered to employees no later than March 15 of the year following the year in which the RSUs vest.

        A summary of the restricted stock units of SCT Chassis under the Company's new Restricted Stock Unit Plan is as follows. All amounts are in thousands except share and per share amounts.

Non-vested RSUs	RSUs	Weighted- Average Grant Date Fair Value per RSU	Fair Value of RSU at Grant Date
Non-vested at December 31, 2015	—	$—	$—
Granted	168,577	8.36	1,409
Forfeited	—	—	—
Vested	—	—	—

Non-vested at December 31, 2016	168,577	$8.36	$1,409

        During the years ended December 31, 2016, 2015 and 2014, the Company recorded share-based compensation expense of $1,821, $625 and $810, respectively. The compensation expense for 2016 includes expense related to both the Restricted Stock Plan and the new RSU Plan. Compensation expense is recorded as a component of Selling, general and administrative expense in the Company's Consolidated Statements of Operations and is recognized on a straight-line basis with the compensation cost recognized as of any date being at least equal to the portion of the grant-date fair value that is vested at that date. Total unrecognized compensation cost was approximately $1,479 at December 31, 2016, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years. As of December 31, 2016 the total number of shares authorized for grant under the Company's stock incentive program was 2,470,012 with 1,960,993 shares available for future grant.

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

13. Segment and Geographic Information (Continued)

        The Domestic Market segment provides domestic chassis to major U.S. intermodal transportation companies and Class I railroads. A domestic chassis is typically 53' in length and is used in the transport of domestic shipping containers of the same size carrying goods between railroad ramps and retail or wholesale warehouses or store locations.

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

        The Company evaluates current and future projected segment performance and allocates resources to them primarily based upon Adjusted EBITDA. The Company defines EBITDA as income (loss) before income taxes, interest expense, depreciation and amortization expense, impairment of assets and leasing equipment, early retirement of leasing equipment, loss on modification and extinguishment of debt and capital lease obligations, other expense (income) and interest income. The Company defines Adjusted EBITDA as EBITDA excluding share-based compensation and other non-routine or non-cash items as determined by management plus principal collections on direct finance leases. Adjusted EBITDA helps management identify controllable expenses and make decisions designed to help the Company meet its current financial goals and optimize its financial performance. Accordingly, the Company believes this metric measures its financial performance based on operational factors that management can impact in the short-term, namely the cost structure and expenses of the organization.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

13. Segment and Geographic Information (Continued)

        The following tables show segment information for the years ended December 31, 2016, 2015 and 2014.

2016	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$35,248	$14,594	$—	$49,842
Pool revenue	405,274	169,612	—	574,886
All other revenue	12,695	6,957	24,823	44,475

Total revenue	453,217	191,163	24,823	669,203
Adjusted EBITDA	112,175	102,915	(19,319)	195,771
Depreciation expense	37,285	28,186	8,943	74,414
Net investment in direct finance leases	11,283	23	—	11,306
Leasing equipment	726,722	494,066	187,582	1,408,370
Capital expenditures for long-lived assets	54,750	26,494	16,544	97,788

2015	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$37,938	$15,959	$—	$53,897
Pool revenue	444,513	162,837	—	607,350
All other revenue	14,817	8,591	6,769	30,177

Total revenue	497,268	187,387	6,769	691,424
Adjusted EBITDA	150,934	107,305	(31,011)	227,228
Depreciation expense	38,333	27,165	6,630	72,128
Net investment in direct finance leases	12,657	140	—	12,797
Leasing equipment	752,056	534,573	149,349	1,435,978
Capital expenditures for long-lived assets	33,656	41,701	16,920	92,277

2014	Marine Market segment	Domestic Market segment	Other	Total
Term revenue	$38,767	$17,313	$—	$56,080
Pool revenue	380,491	151,716	—	532,207
All other revenue	21,943	9,615	7,143	38,701

Total revenue	441,201	178,644	7,143	626,988
Adjusted EBITDA	127,779	99,313	(26,160)	200,932
Depreciation expense	37,867	26,666	7,581	72,114
Net investment in direct finance leases	16,105	110	—	16,215
Leasing equipment	789,874	501,609	145,426	1,436,909
Capital expenditures for long-lived assets	111,604	37,772	4,999	154,375

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

13. Segment and Geographic Information (Continued)

        The following table shows the reconciliations of the Company's net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, the Company's total measure of profit.

	Year ended December 31
	2016	2015	2014
Net income (loss)	$19,925	$26,718	$(2,956)
Provision (benefit) for income taxes	10,793	17,880	(3,445)
Interest expense	62,777	80,246	86,837
Depreciation expense	74,414	72,128	72,114
Impairment of leasing equipment	13,917	7,277	5,855
Early retirement of leasing equipment	—	—	37,766
Loss on modification and extinguishment of debt and capital lease obligations	7,486	19,852	315
Interest income	(109)	(19)	(61)
Other income, net	(1,607)	(1,144)	(925)
Restructuring expense	1,806	—	—
Principal collections on direct finance leases, net of interest earned	2,945	3,665	4,622
Share-based compensation	1,821	625	810
Non-recurring professional fees primarily associated with termination of bond offering	1,603	—	—

Adjusted EBITDA	$195,771	$227,228	$200,932

Geographic Information

        Primarily all of the Company's revenues and long-lived assets are attributable to the United States, the Company's country of domicile.

14. Defined Contribution Plan

        The Company has a defined contribution plan covering substantially all of its eligible employees. Participating employees may make contributions to the plan, through payroll deductions. The Company matches 100% of the employee's contribution to the extent such employee contribution did not exceed 6% of such employee's compensation. For the years ended December 31, 2016, 2015 and 2014, the Company contributed approximately $2,212, $1,993 and $1,961, respectively, to this plan. These amounts are included in Selling, general and administrative expenses on the Consolidated Statements of Operations.

15. Related Party Transactions

        Beginning in July 2007, management and facility fees have been allocated among affiliates of Seacastle Inc. Such allocations relate to expenses incurred and services performed by one affiliate on behalf of another affiliate. For the years ended December 31, 2016, 2015 and 2014, the Company reflected income of $89, $124 and $107, respectively, associated with such allocations. Included in such amounts are expenses for share-based compensation allocated from Seacastle Inc., the Parent, relative

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

15. Related Party Transactions (Continued)

to both dedicated and shared Seacastle Inc. employees. These amounts are recorded in Selling, general and administrative expenses on the Consolidated Statements of Operations. There was no affiliate receivable balance at December 31, 2016. At December 31, 2015, the Company had a net receivable from affiliate of $584 which is included in Other assets on the Consolidated Balance Sheet.

        The Company also leases chassis to the Florida East Coast railway ("FEC") under term lease and pool arrangements. The parent company to the FEC is Florida East Coast Industries, Inc., which is owned by private equity funds managed by affiliates of Fortress Investment Group LLC. For the years ended December 31, 2016, 2015 and 2014, the Company recorded revenue from FEC of $2,359, $2,242 and $1,766, respectively.

        As of December 31, 2016, the Company's Vice President of TRAC Interstar, Rodney Goderwis, owned a majority equity position in Core Fleet Retreading ("Core"), a company from which the Company purchases tires. In addition, Mr. Goderwis owned a minority equity position in each of INA Towing Network ("INA") and Caliber Information Systems ("Caliber") from which the Company purchases towing services and maintenance and repair cost control services, respectively. Mr. Goderwis was also a director of Core and INA. Since Mr. Goderwis joined TRAC Interstar in March, 2016 in connection with the Interstar Acquisition, the Company has incurred expenses in the amount of $4,022, $226 and $1,344 from Core and affiliates, INA and Caliber, respectively. In connection with its purchase of tires from Core, the Company is committed to purchasing 45,000 tires annually for a period of five years beginning in 2016. At December 31, 2016, the tire purchase commitments are estimated to be $23,203 with $6,613 committed for 2017 and $5,530 committed for 2018, 2019 and 2020, respectively. See Note 9.

16. Restructuring Charge

        During 2016, in response to changing market conditions, the Company initiated a reduction in certain staffing levels. In accordance with the Compensation—Non-Retirement Post-Employment Benefits Topic of the FASB ASC, the Company recorded a restructuring charge of $1,806 related to employee severance and termination benefits. This charge is recorded in Restructuring expense in the Consolidated Statements of Operations. At December 31, 2016, the balance in Accrued restructuring is $432 which is included in Accrued expenses and other liabilities on the Consolidated Balance Sheet. The decrease in the liability balance from $1,806 to $432 at December 31, 2016 is due primarily to payments made.

17. Grow New Jersey Tax Credit

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

17. Grow New Jersey Tax Credit (Continued)

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

        Based on the above transaction, the Company recognized Grant income of $538 for the year ended December 31, 2016. This is recorded in Selling, general and administrative expenses in the Consolidated Statements of Operations. At December 31, 2016, the amount in deferred income was $272 which is recorded in Accrued expenses and other liabilities in the Consolidated Balance Sheets.

18. Fair Value of Financial Instruments

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

18. Fair Value of Financial Instruments (Continued)

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

        The following table sets forth the valuation of the Company's financial assets and liabilities measured at fair value on a recurring basis by the input levels (as defined) at the dates indicated:

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2016 using Fair Value Hierarchy
	2016	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$15,620	$15,620	$—	$—
Derivative instruments	8,124	—	8,124	—
Liabilities:
Share Repurchase Liability	959	—	—	959
Redeemable indirect parent shares held by management	2,076	—	—	2,076

	Fair Value as of December 31,	Fair Value Measurement as of December 31, 2015 using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,161	$3,161	$—	$—
Derivative instruments	576	—	576	—

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

18. Fair Value of Financial Instruments (Continued)

under ASC 815. The Company has determined that the resulting measurement of the fair value of this derivative is immaterial to the consolidated financial statements, and will reassess the fair value of this derivative each reporting period with any changes recorded in earnings.

        Share repurchase liability and Redeemable indirect parent shares held by management:    The Share repurchase liability account and the Redeemable indirect parent shares held by management were recorded at fair value and estimated redemption value on the Company's Balance Sheet. The fair value and estimated redemption value of these shares at December 31, 2016 was determined to be $10.50 per share. The value per share was determined by a valuation by the Board of Directors of SCT Chassis. In determining fair market value, the Board of Directors relies on a number of valuation approaches including the market-based approach using current market multiples as well as the income approach utilizing a discounted cash flow analysis.

	Repurchase Liability	Redeemable Shares
Beginning Balance January 1, 2016	$—	$—
Instituted Stock Buyback Program—Modification	953	3,378
Share Repurchases	(215)	(1,148)
Revaluation recorded to Paid in capital	—	(154)
Revaluation recorded to Stock compensation expense	(36)	—
Additions for Shares continuing to vest	257	—

Ending Balance December 31, 2016	$959	$2,076

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

        Debt:    The Company's debt consists of fixed and floating rate instruments. Variable interest rate debt is $596,370 as of December 31, 2016 and $584,401 as of December 31, 2015. Variable interest rate debt at December 31, 2016 and December 31, 2015 is net of $450,000 and $300,000 of variable rate debt which has been effectively converted to fixed rate debt through the use of interest rate swaps. Accordingly, the Company's variable rate debt approximates market value for similar instruments at the respective dates. The Company had fixed rate debt of $501,031 as of December 31, 2016 and $496,278 as of December 31, 2015. In order to estimate the fair value of its fixed rate debt, where quoted market prices were not available, the Company valued the instruments using a present value discounted cash flow analysis with a discount rate approximating current market rates of similar term debt at the end of each period. The discount rate used in the present value calculation was 5.00% at December 31, 2016 and 4.90% at December 31, 2015. Fair value was calculated based on inputs classified as Level 2 in the fair value hierarchy.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

18. Fair Value of Financial Instruments (Continued)

        The carrying amounts and fair values of the Company's financial instruments are as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)	Carrying Amount of Asset (Liability)	Fair Value of Asset (Liability)
Derivative instrument	8,124	8,124	576	576
Total debt	(1,097,401)	(1,107,684)	(1,080,679)	(1,094,088)

19. Guarantor Financial Information

        On August 9, 2012, TRAC along with TRAC Intermodal Corp., entered into a Purchase Agreement pursuant to which it sold $300,000 aggregate principal amount of the Original Notes. Concurrent with the offering of the Original Notes, the Company entered into a registration rights agreement with investors which required the Company to file a registration statement with the Securities and Exchange Commission to offer exchange notes with terms substantially identical in all material respects to the Notes within 365 days of closing. The exchange offer commenced on June 6, 2013 and expired on July 5, 2013. Based on information provided by Wells Fargo Bank, N.A., the exchange agent for the exchange offer, as of the expiration date, $300,000 aggregate principal amount of the Original Notes were validly tendered for exchange, representing 100% of the principal amount of the outstanding Original Notes. The Notes are jointly and severally guaranteed unconditionally on a senior secured basis by all of the Issuer's existing and future wholly-owned domestic subsidiaries, with certain exceptions. All guarantor subsidiaries are 100% owned by the Issuer. On August 17, 2015, the Company redeemed $150,000 aggregate principal amount of the Notes. Additionally, on August 15, 2016 and December 28, 2016, the Company redeemed $80,000 and $25,000 aggregate principal amount of the Notes, respectively. As of December 31, 2016, $45,000 aggregate principal amount of the Notes remain outstanding. Additionally, on February 27, 2017, the Company redeemed $25,000 aggregate principal amount of the Notes. See Notes 7 and 20 to the Consolidated Financial Statements.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

19. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Balance Sheet
December 31, 2016

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$—	$11,428	$4,192	$—	$15,620
Accounts receivable, net	—	96,280	618	—	96,898
Net investment in direct finance leases	—	17,654	—	(6,348)	11,306
Leasing equipment, net of accumulated depreciation	—	1,396,750	11,620	—	1,408,370
Goodwill	—	256,815	—	—	256,815
Intercompany interest receivable	1,856	—	—	(1,856)	—
Intercompany note receivable	45,000	—	—	(45,000)	—
Investment in subsidiary	549,223	8,448	—	(557,364)	307
Other assets	—	56,294	241	—	56,535

Total assets	$596,079	$1,843,669	$16,671	$(610,568)	$1,845,851

Liabilities and member's interest
Accounts payable, accrued expenses and other liabilities	$1,856	$60,626	$148	$—	$62,630
Intercompany note payable	—	45,000	—	(45,000)	—
Intercompany interest payable	—	1,856	—	(1,856)	—
Intercompany lease payable	—	—	6,348	(6,348)	—
Deferred income taxes, net	—	145,731	2,034	—	147,765
Debt and capital lease obligations less debt issuance costs	45,000	1,039,157	—	—	1,084,157

Total liabilities	46,856	1,292,370	8,530	(53,204)	1,294,552
Redeemable indirect parent shares held by management	—	2,076	—	—	2,076
Total member's interest	549,223	549,223	8,141	(557,364)	549,223

Total liabilities and member's interest	$596,079	$1,843,669	$16,671	$(610,568)	$1,845,851

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

19. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statements of Operations
and Comprehensive Income
For The Year Ended December 31, 2016

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Total revenue	$—	$666,196	$3,206	$(199)	$669,203
Direct operating expenses	—	373,922	44	—	373,966
Selling, general and administrative expenses	—	97,475	548	—	98,023
Depreciation expense	—	73,844	570	—	74,414
Provision for doubtful accounts	—	7,812	—	—	7,812
Impairment of leasing equipment	—	13,917	—	—	13,917
Restructuring expense	—	1,806	—	—	1,806
Loss on modification and extinguishment of debt and capital lease obligations	—	7,486	—	—	7,486
Interest expense	13,192	62,776	200	(13,391)	62,777
Interest income	(13,192)	(101)	(8)	13,192	(109)
Equity in earnings of subsidiary	(19,925)	(1,800)	—	21,725	—
Other income, net	—	(1,607)	—	—	(1,607)

Total expenses	(19,925)	635,530	1,354	21,526	638,485
Income before provision for income taxes	19,925	30,666	1,852	(21,725)	30,718
Provision for income taxes	—	10,741	52	—	10,793

Net income	19,925	19,925	1,800	(21,725)	19,925

Unrealized gain on derivative instruments, net of tax of ($3,061)	—	4,738	—	—	4,738
Derivative loss reclassified into earnings, net of tax of ($6,425)	—	9,934	—	—	9,934
Foreign currency translation loss, net of tax of ($128)	—	—	—	—	—

Total other comprehensive income	—	14,672	—	—	14,672

Total comprehensive income	$19,925	$34,597	$1,800	$(21,725)	$34,597

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

19. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statement of Cash Flows
For The Year Ended December 31, 2016

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$148,413	$1,122	$1,517	$151,052
Investing activities:
Proceeds from sale of leasing equipment	—	4,156	—	—	4,156
Collections on net investment in direct finance leases, net of interest earned	—	4,462	—	(1,517)	2,945
Business acquisition	—	(4,791)	—	—	(4,791)
Sale of Interpool shares	51,185	—	—	(51,185)	—
Investment in direct finance leases	—	(1,276)	—	—	(1,276)
Purchase of leasing equipment	—	(79,967)	—	—	(79,967)
Purchase of fixed assets	—	(16,545)	—	—	(16,545)

Net cash used in investing activities	51,185	(93,961)	—	(52,702)	(95,478)
Financing activities:
Proceeds from long-term debt	105,000	294,000	—	(105,000)	294,000
Repayment of long-term debt	(105,000)	(277,699)	—	105,000	(277,699)
Cash paid for debt issuance fees	—	(306)	—	—	(306)
Dividend paid	(51,185)	40	—	—	(51,145)
Repurchase of Interpool shares	—	(51,185)	—	51,185	—
Premium paid for redemption of notes	—	(5,775)	—	—	(5,775)
Business acquisition contingent payment	—	(478)	—	—	(478)
Repurchase of shares from employees	—	(1,669)	—	—	(1,669)

Net cash used in financing activities	(51,185)	(43,072)	—	51,185	(43,072)
Effect of changes in exchange rates on cash and cash equivalents	—	(43)	—	—	(43)

Net increase in cash and cash equivalents	—	11,337	1,122	—	12,459
Cash and cash equivalents, beginning of period	—	91	3,070	—	3,161

Cash and cash equivalents, end of period	—	$11,428	$4,192	$—	$15,620

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

19. Guarantor Financial Information (Continued)

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

Liabilities and member's interest
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

19. Guarantor Financial Information (Continued)

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

19. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statement of Cash Flows
For The Year Ended December 31, 2015

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$178,970	$851	$1,514	$181,335
Investing activities:
Proceeds from sale of leasing equipment	—	11,528	—	—	11,528
Collections on net investment in direct finance leases, net of interest earned	—	5,179	—	(1,514)	3,665
Proceeds from sale of other assets, net of other investing activities	—	2,056	—	—	2,056
Purchase of leasing equipment	—	(75,357)	—	—	(75,357)
Purchase of fixed assets	—	(16,920)	—	—	(16,920)

Net cash used in investing activities	—	(73,514)	—	(1,514)	(75,028)
Financing activities:
Proceeds from long-term debt	—	1,179,194	—	—	1,179,194
Repayment of long-term debt	—	(1,263,736)	—	—	(1,263,736)
Cash paid for debt issuance fees	—	(9,999)	—	—	(9,999)
Premium paid for redemption of notes	—	(12,375)	—	—	(12,375)
Sale of investment in indirect parent	—	993	—	—	993
Repurchase of shares from employees	—	(594)	—	—	(594)

Net cash used in financing activities	—	(106,517)	—	—	(106,517)
Effect of changes in exchange rates on cash and cash equivalents	—	(885)	—	—	(885)

Net (decrease) increase in cash and cash equivalents	—	(1,946)	851	—	(1,095)
Cash and cash equivalents, beginning of period	—	2,037	2,219	—	4,256

Cash and cash equivalents, end of period	$—	$91	$3,070	$—	$3,161

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

19. Guarantor Financial Information (Continued)

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

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

19. Guarantor Financial Information (Continued)

TRAC Intermodal LLC
Condensed Consolidating Statement of Cash Flows
For The Year Ended December 31, 2014

	Issuer Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$135,211	$1,684	$1,654	$138,549
Investing activities:
Proceeds from sale of leasing equipment	—	8,265	—	—	8,265
Collections on net investment in direct finance leases, net of interest earned	—	6,276	—	(1,654)	4,622
Purchase of leasing equipment	—	(149,376)	—	—	(149,376)
Purchase of fixed assets	—	(4,999)	—	—	(4,999)

Net cash used in investing activities	—	(139,834)	—	(1,654)	(141,488)
Financing activities:
Proceeds from long-term debt	—	148,000	—	—	148,000
Repayment of long-term debt	—	(148,292)	—	—	(148,292)
Cash paid for debt issuance fees	—	(3,156)	—	—	(3,156)
Repurchase of shares from employees	—	(858)	—	—	(858)

Net cash used in financing activities	—	(4,306)	—	—	(4,306)
Effect of changes in exchange rates on cash and cash equivalents	—	(342)	—	—	(342)

Net (decrease) increase in cash and cash equivalents	—	(9,271)	1,684	—	(7,587)
Cash and cash equivalents, beginning of period	—	11,308	535	—	11,843

Cash and cash equivalents, end of period	$—	$2,037	$2,219	$—	$4,256

20. Subsequent Events

Chassis Purchase Option Exercised

        On January 3, 2017, the Company exercised a purchase option for a maturing capital lease for an aggregate purchase price of $5,937.

Redemption of Notes

        On January 27, 2017, the Company and TRAC Intermodal Corp. (collectively, the "Issuers") delivered to the holders of the Notes a notice of redemption notifying the holders that the Issuers have elected to redeem $25,000 in aggregate principal amount of the outstanding Notes. The Notes were called for redemption on February 27, 2017, at a redemption price equal to 105.500 percent of the principal amount.

TRAC Intermodal LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(Dollars in Thousands, Except for Share Amounts)

20. Subsequent Events (Continued)

        On February 27, 2017, the Company borrowed $19,000 (the "Borrowing") under the ABL Facility to partially finance the redemption. This amount currently carries an interest rate of one-month USD LIBOR + 2.25% and matures on December 10, 2020, which is the maturity date of the ABL Facility. Approximately $26,375 was paid to redeem the Notes, $25,000 aggregate principal amount and a premium of $1,375. Additionally, approximately $308 of deferred financing fees related to these Notes were expensed upon redemption.

Purchase of assets

        On February 1, 2017, the Company agreed to purchase 1,028 chassis from one of its shipping line customers for an aggregate purchase price of $4,112.

SoftBank Acquisition of Fortress

        On February 14, 2017, Fortress and SoftBank Group Corp., a corporation organized under the laws of Japan ("SoftBank"), issued a joint press release announcing that they had entered into definitive agreements pursuant to which SoftBank will acquire Fortress. The transaction is subject to approval by Fortress shareholders, certain regulatory approvals and other customary closing conditions, and is expected to close in the second half of 2017.

SCHEDULE II
TRAC Intermodal LLC
Valuation and Qualifying Accounts
Years ended December 31, 2016, 2015 and 2014

Allowance for Doubtful Accounts	Beginning Balance	Additions (Reversals)	(Write-offs) Reversals	Other	Ending Balance
For the year ended December 31, 2016	$12,454	$7,812	$(6,301)	$78	$14,043
For the year ended December 31, 2015	$19,030	$(258)	$(6,300)	$(18)	$12,454
For the year ended December 31, 2014	$12,475	$14,007	$(7,445)	$(7)	$19,030